Form 10-Q
period 1996-03-31
HEARTLAND PARTNERS L P
filed 1996-05-15
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended       March 31, 1996
                                    --------------------------

                                 OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________to______________________

Commission File Number: 1-10520


                           HEARTLAND PARTNERS, L.P.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  DELAWARE                             36-3606475
- - --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
               or organization)                    Identification No.)


   547 WEST JACKSON BOULEVARD, CHICAGO, ILLINOIS                60661
- - --------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


                                   312/294-0440
- - -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



- - -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X        No
                                     -----         -----

                                     PART I

                                 FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           HEARTLAND PARTNERS, L. P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1996 AND DECEMBER 31, 1995
                            (dollars in thousands)
                                  (Unaudited)

                                                                                  MARCH 31,                      DECEMBER 31,
                                                                                    1996                             1995
                                                                                ------------                    --------------

ASSETS:
Cash.................................................................           $        424                    $           44
Restricted cash......................................................                    300                                 0
Marketable securities (at market)....................................                  4,071                             5,905
Accounts receivable..................................................                    547                               762
Accrued interest receivable..........................................                     69                               126
Prepaid and other assets.............................................                    305                               257
                                                                                ------------                    --------------
                                                                                       5,716                             7,094
         Total.......................................................           ------------                    --------------

     Properties
Land held for sale...................................................                  1,358                             1,367
Land held for development............................................                  9,334                             9,337
Buildings and other..................................................                  1,571                             1,571
Capitalized predevelopment costs.....................................                  9,354                             9,194
                                                                                ------------                    --------------
          Total property.............................................                 21,617                            21,469
Less accumulated depreciation........................................                    749                               722
                                                                                ------------                    --------------
          Net properties.............................................                 20,868                            20,747
                                                                                ------------                    --------------
     TOTAL ASSETS....................................................           $     26,584                    $       27,841
                                                                                ============                    ==============

LIABILITIES:
Accounts payable and accrued expenses................................           $        344                    $          879
Accrued real estate taxes............................................                  1,418                             1,520
Allowance for claims and liabilities.................................                  2,547                             2,492
Unearned rents and deferred income...................................                    511                               528
Other liabilities....................................................                    123                               114
Note payable to Milwaukee Land Company...............................                  1,073                               648
                                                                                ------------                    --------------
          Total Liabilities..........................................                  6,016                             6,181
                                                                                ------------                    --------------

PARTNERS CAPITAL:
General Partner.......................................................                    79                                89
Class A Limited Partners - 2,142,438  units authorized, issued and
  outstanding.........................................................                10,919                            11,935
Class B Limited Partner...............................................                 9,589                             9,594
Unrealized holding (loss) gain on marketable securities...............                   (19)                               42
                                                                                ------------                    --------------
          Total partners' capital.....................................                 20,568                           21,660
                                                                                -------------                   --------------

TOTAL LIABILITIES & PARTNERS' CAPITAL.................................          $      26,584                   $       27,841
                                                                                =============                   ==============

           See accompanying Notes to Condensed Financial Statements.

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE QUARTERS ENDING
                       MARCH 31, 1996 AND MARCH 31, 1995
                  (dollars in thousands except per unit data)
                                  (Unaudited)

                                                                                                         March 31,
                                                                                                1996                   1995
                                                                                            -------------          -------------

Revenues:
Property sales.......................................................................       $         137            $        79
Less:  cost of property sales........................................................                  40                    224
                                                                                            -------------          -------------
     Gross profit (loss) on property sales...........................................                  97                   (145)
Portfolio income.....................................................................                 147                     95
Rental income........................................................................                 245                    259
Other revenue........................................................................                   1                      0
                                                                                            -------------          -------------
          Total net revenues.........................................................                 490                    209
                                                                                            -------------          -------------

Operating expenses:
Selling expenses.....................................................................                 108                     72
General and administrative expenses..................................................               1,280                  1,643
Depreciation and amortization........................................................                  27                     37
Management fee.......................................................................                 106                    106
                                                                                            -------------          -------------
          Total expenses.............................................................               1,521                  1,858
                                                                                            -------------          -------------

Net Loss.............................................................................       $      (1,031)         $      (1,649)
                                                                                            =============          =============

Net Loss allocated to
  General Partner....................................................................       $         (10)         $          (17)
                                                                                            =============          ==============

Net Loss allocated to
  Class B Limited Partner............................................................       $          (5)         $          (8)
                                                                                            =============          =============

NET Loss allocated to
  Class A Limited Partners...........................................................       $      (1,016)         $      (1,624)
                                                                                            =============          =============

Net Loss per Class A
  Limited Partnership Unit...........................................................       $        (.47)         $        (.76)
                                                                                            =============          =============


         See accompanying Notes to Condensed Consolidated Financial Statements                                     Page 3 of 13
        A

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995
                            (dollars in thousands)
                                  (Unaudited)



                                                                                              1996                    1995
                                                                                          ------------            ----------
Cash Flow From Operating Activities:

Net loss...........................................................................       $     (1,031)           $   (1,649)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.................................................                 27                    37
     (Gain) loss on sales of properties............................................                (97)                  145
     Proceeds from property sales..................................................                137                    79
     (Gain) loss on sale of securities.............................................                (55)                   48
Net change in assets and liabilities:
     Increase (decrease) in claims and liabilities.................................                 55                   265
     Decrease (increase) accounts and interest receivable..........................                272                    55
     (Decrease) increase accounts payable and accrued liabilities..................               (318)                  (80)
     (Decrease) increase in management fee due MLC.................................               (319)                  106
     Net change in other assets and liabilities....................................                (56)                  (36)
                                                                                          ------------            ----------
Net Cash Flow used in operating activities.........................................             (1,385)               (1,030)
                                                                                          ------------            ----------
Cash Flow From Investing Activities:
Capital expenditures including land and development costs..........................               (188)                 (337)
Advance on note receivable.........................................................                  0                    (3)
Amortization of security premium/discount..........................................                  0                    (4)
Net sales and maturities  of marketable securities.................................              1,828                   538
                                                                                          ------------            ----------
Net cash flow provided by investing activities.....................................              1,640                   194
                                                                                          ------------            ----------
Cash Flow From Financing Activities:
Restricted cash....................................................................               (300)                    0
Note payable to affiliate..........................................................                425                     0
                                                                                          ------------            ----------
Cash flow provided by financing activities.........................................                125                     0
                                                                                          ------------            ----------

Increase (decrease) in cash........................................................                380                  (836)

Cash at December 31, 1995 and 1994.................................................                 44                 1,075
                                                                                          ------------            ----------
Cash at  March 31, 1996 and 1995...................................................       $        424            $      239
                                                                                          ============            ==========

     See accompanying Notes to Condensed Consolidated Financial Statements                                 Page 4 of 13


                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements include the accounts of Heartland Partners, L.P. ("Heartland"); CMC Heartland Partners ("CMC"), its 99.99% owned operating partnership; Heartland Development Corporation, 100% owned by Heartland; and CMC Heartland Partners I, Limited Partnership, 1% general partnership interest owned by Heartland Development Corporation and 99% owned by CMC, (collectively, the "Company").

All adjustments which are in the opinion of management necessary to fairly present the financial statements have been made and are of a normal recurring nature. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 interim statements. These reclassifications have not changed the 1995 results.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with Heartland's audited consolidated financial statements for the fiscal year ended December 31, 1995, including the notes thereto.

2.  CONTINGENCIES

Heartland assumed primary responsibility and liability for the resolution and satisfaction of most of the liabilities for claims remaining under the plan of reorganization of the predecessor of CMC Real Estate Corporation ("CMCRE"), formerly a wholly-owned subsidiary of Chicago Milwaukee Corporation ("Chicago Milwaukee"), and previously named the Chicago, Milwaukee, St. Paul and Pacific Railroad Company (the "Railroad")), certain contingent liabilities with respect to the real estate properties conveyed to Heartland, and the costs and expenses incurred in connection with such claims and other contingent liabilities (collectively, the "Heartland Assumed Liabilities").

It is Heartland's practice to evaluate environmental liabilities associated with certain of its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, and government oversight, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then an allowance in the minimum amount of the range is established. Environmental costs which are incurred in connection with Heartland's development activities are expensed or capitalized as appropriate.

                           HEARTLAND PARTNERS, L.P.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                                  (UNAUDITED)
                                MARCH 31, 1996

Estimates which are used as the basis for allowances for the remediation of a particular site are taken from evaluations of the range of potential costs for that site made by independent consultants. These evaluations are estimates based on professional experience but necessarily rely on certain significant assumptions including the specific remediation standards and technologies which may be required by an environmental agency as well as the availability and cost of subcontractors and disposal alternatives.

There is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is unable to determine whether environmental liabilities which management is unable to reasonably estimate will or will not have a material effect on Heartland's results of operations or financial condition.

At March 31, 1996, Heartland's allowance for claims and liabilities was approximately $2.5 million of which $2.1 million was for potential environmental costs and $.4 million was for resolution of non-environmental claims resulting from the reorganization of the Railroad.

3.  RESTRICTED CASH

On March 15, 1996, CMC signed a line of credit agreement in the amount of $3 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL and pursuant to which CMC pledged cash in the amount of $300,000 as an interest reserve. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (9.25% at March 15, 1996). The agreement terminates on March 14, 1997 at which time all outstanding advances and any accrued interest must be paid. Under the terms of the agreement, CMC is required to maintain a minimum net worth in excess of $17 million, liquid assets in excess of $1 million, is limited in incurring additional indebtedness and restricted from making certain distributions. At March 31, 1996, no advances have been made against the line of credit.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income and portfolio income. Cash and marketable securities at market (excluding restricted cash) approximated $4.5 million at March 31, 1996. This is a decrease of approximately $1.5 million from December 31, 1995. This decrease is comprised of a $380,000 increase in cash and a $1,834,000 net decrease in marketable securities.

Cash flow used in operating activities was $1,385,000 for the first quarter of 1996 compared to $1,030,000 for the first quarter of 1995. The increase of $355,000 in cash flow used in operating activities for 1996 is primarily due to the payment of $425,000 to Milwaukee Land Company for the management fee due affiliate, offset be the $58,000 increase in the proceeds from property sales..

Proceeds from property sales provided cash flow of $137,000 for the first quarter of 1996 compared to $79,000 for the first quarter of 1995. First quarter 1996 sales include $39,000 for one of the two remaining lots at the Willow Bluff development in Hartland, WI. As of March 15, 1996 CMC had signed contracts and received earnest money for the sale of three major parcels. These contracts total approximately $5.5 million and contain various conditions to closing. Management anticipates that these sale contracts will close in 1996; one in the second quarter and the other two in the third or fourth quarter. Management is estimating the closing of $950,000 in sales for the second quarter of which $770,000 is one of the sales under contract referred to above. However there can be no assurance as some of the conditions are outside of the control of the Company.

As of March 31, 1996, Heartland had approximately $4.0 million (fair value) invested in marketable securities. Of this amount, $2.5 million (63%) was invested in U.S. Treasuries, $1.1 million (28%) was invested in non-investment grade corporate bonds rated B or better and $0.4 million (9%) was invested in U.S. government secured mortgage notes.

Portfolio income is derived from the investment of cash not required for operating activities ("excess cash") in various U. S. government and corporate obligations. Portfolio income for the first quarter of 1996 was $147,000 compared to $95,000 for the similar period of 1995. The increase in portfolio income for the first quarter of 1996 as compared to the first quarter of 1995 is due to the inclusion of a $55,000 gain on the sale of marketable securities in the portfolio income for 1996. Portfolio income for 1995 includes a loss on the sale of marketable securities of $48,000. Net of any gain or loss on sale of securities, portfolio income for the first quarter of 1996 was $51,000 less than portfolio income for the same quarter of 1995. This decrease in portfolio income is due to a decrease in interest income resulting from a decrease in cash available for investment.

Heartland has approximately 200 active leases on its real estate properties, which generated $245,000 of revenue in the first quarter of 1996 compared to $259,000 in the first quarter of 1995.

At March 31, 1996, Heartland had designated 22 sites, or 950 acres with a book value of $9,334,000, for development. Capitalized expenditures at these sites were $188,000 for the first quarter of 1996 and $337,000 for the same period in 1995. At March 31, 1996, capitalized costs on development properties totaled $9.4 million. Expenditures which significantly increase the value and are directly identified to a specific project are capitalized.

At March 31, 1996, the land held for sale is comprised of approximately 16,750 acres with a book value of approximately $1.4 million. It will be disposed of in an orderly fashion. Currently, the Company does not foresee disposing of all of the land before the end of 1998.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $2.1 million at March 31, 1996 for possible environmental liabilities, including remediation, legal fees, consulting fees and governmental oversight.
A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued. Heartland does not have sufficient information to estimate the extent of each environmental liability known to management.

Heartland continues to be responsible for the resolution of the Heartland Assumed Liabilities, totaling $2.5 million at March 31, 1996. The Heartland Assumed Liabilities are comprised of $2.1 million for potential environmental costs (see preceding paragraph) and $.4 million for resolution of non-environmental claims resulting from the reorganization of the Railroad.

Heartland does not at this time anticipate that these claims or assessments which Heartland can reasonably estimate will have a material effect on the Company's liquidity, financial position and results of operations beyond the reserve which the Company has established for such claims and assessments. In making this evaluation, the Company has assumed that the resolution of current pending and threatened claims and assessments will be consistent with the Company's experience with similar previously asserted claims and assessments.

While the timing of the payment in respect of environmental claims has not significantly adversely effected the Company's cash flow or liquidity in the past, management is not able to reasonably anticipate whether future payments may or may not have a significant adverse effect in the future.

Heartland's management anticipates the necessity of utilizing outside financing to fund development projects. On March 15, 1996, CMC signed a line of credit agreement in the amount of $3 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL and pursuant to which CMC pledged cash in the amount of $300,000 as an interest reserve. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (9.25% at March 15, 1996). The agreement terminates on March 14, 1997 at which time all outstanding advances and any accrued interest must be paid. Under the terms of the agreement, CMC is required to maintain a minimum net worth in excess of $17 million, liquid assets in excess of $1 million, is limited in incurring additional indebtedness and restricted from making certain distributions. As of March 31, 1996, no advances have been made against the line of credit.

RESULTS OF OPERATIONS

For the quarter ended March 31, 1996, operations resulted in a loss of $1,031,000 or $.47 per Class A Unit. Operations for the quarter ended March 31, 1995 resulted in loss of $1,649,000 or $.76 per Class A Unit.

Proceeds from property sales provided cash flow of $137,000 for the first quarter of 1996 compared to $79,000 for the first quarter of 1995. First quarter 1996 sales include $39,000 for one of the two remaining lots at the Willow Bluff development in Hartland, WI. As of March 15, 1996 CMC had signed contracts and received earnest money for the sale of three major parcels. These contracts total approximately $5.5 million and contain various conditions to closing. Management anticipates that these sale contracts will close in 1996; one in the second quarter and the other two in the third or fourth quarter. Management is estimating the closing of $950,000 in sales for the second quarter of which $770,000 is one of the sales under contract referred to above. However there can be no assurance as some of the conditions are outside of the control of the Company.

Portfolio income is derived from the investment of excess cash in various U. S. government and corporate obligations. Portfolio income for the first quarter of 1996 was $147,000 compared to $95,000 for the similar period of 1995. The increase in portfolio income for the first quarter of 1996 as compared to the first quarter of 1995 is due to the inclusion of a $55,000 gain on the sale of marketable securities in the portfolio income for 1996. Portfolio income for 1995 includes a loss on the sale of marketable securities of $48,000. Net of any gain or loss on sale of securities, portfolio income for the first quarter of 1996 was $51,000 less than portfolio income for the same quarter of 1995. This decrease in portfolio income is due to a decrease in interest income resulting from a decrease in cash available for investment.

Heartland has approximately 200 active leases on its real estate properties, which generated $245,000 of revenue in the first quarter of 1996 compared to $259,000 in the first quarter of 1995.

Total expenses for the first quarter of 1996 were $1,521,000 compared to $1,858,000 for the first quarter of 1995, a decrease of $337,000. This decrease is primarily due to a decrease in environmental expenses.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS AND CONTINGENCIES

At March 31, 1996, Heartland's allowance for claims and liabilities was approximately $2.5 million. During the quarter ended March 31, 1996, a $130,000 provision was recorded in respect of environmental matters.

Certain litigation, government agency notice or private notice may have been directed to Chicago Milwaukee due to historical events connected with the operation of the Railroad. Although such litigation or notice may name Chicago Milwaukee, the Company, as part of the Heartland Assumed Liabilities, has assumed any liability and will receive any recovery which may arise out of such matters. Any such matters which are material are discussed below.

 Soo Line Matters
 ----------------

In April 1990, the Soo Line Railroad Company (the "Soo") filed suit against Chicago Milwaukee and CMCRE in the United States District Court for the Northern District of Illinois, asserting claims for certain accounts and disputes arising out of the sale of certain assets to the Soo pursuant to an Asset Purchase Agreement and related agreements ("APA"). Certain of these matters were settled in 1994, with the Company's payment of $153,120 to the Soo. Judgment on the remainder of the claims was against the Soo in July 1995, for which Soo paid the Company $339,368 in November, 1995. Subject to documentation, the Company and the Soo have tentatively agreed to settle the Company's additional claims for attorney's fees and pre-judgment interest by the Soo's payment to the Company of $100,000.

Outside the litigation, Soo has asserted that the Company is liable for certain occupational injury claims filed after the consummation of the APA by former Railroad employees now employed by the Soo. The Company has denied liability for each of these claims based on a prior settlement with the Soo, in which the Soo agreed to accept liability for occupational disease claims of former Railroad employees. Soo has also asserted that the Company is liable for the remediation of releases of petroleum or other regulated materials at six different sites located in Iowa, Minnesota and Wisconsin. The Company has denied liability based on the contracts between the parties.

The occupational and environmental claims are all currently being handled by the Soo, and the Company understands the Soo has paid settlements in many of these claims. As a result of Soo's exclusive handling of these matters, the Company has made no determination as to the merits of the claims and is unable to determine the materiality of these claims.

 Tacoma, Washington
 ------------------

In November 1991, the Company moved the United States District Court for the Northern District of Illinois, which acted as the reorganization court for the reorganization of the Railroad (the "Reorganization Court") to bar claims asserted by the Union Pacific Railroad Company ("Union Pacific") arising out of a 1980 sale by the Railroad reorganization trustee of a rail yard in Tacoma, Washington to

Union Pacific. Union Pacific asserted claims against the Company for a variety of actions under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), state law and the sale contract. Later in November 1991, Union Pacific filed suit in the United States District Court for the Western District of Washington asserting essentially the same claims which the Company moved the Reorganization Court to bar. The litigation in Washington has been stayed pending resolution of the Company's motion to bar Union Pacific's claims before the Reorganization Court.

On August 18, 1993, the United States Court of Appeals for the Seventh Circuit affirmed the bar with respect to Union Pacific's claims under CERCLA and remanded the matter back to the Reorganization Court for further findings with respect to Union Pacific's claims under state law. On February 28, 1996, the Seventh Circuit held that the Union Pacific's claim under Washington environmental law was not barred by the Railroad's reorganization and subsequently denied the Company's motion for rehearing. The Company is preparing a petition for Writ of Certiorari to the United States Supreme Court.

A draft feasibility study dated November 1994, submitted to the Washington Department of Ecology on behalf of a proposed purchaser of the site estimates that the selected remedial alternative for a portion of the site may cost approximately $3.65 million.

Management is not able to reasonably predict the outcome of this matter or, in the event of an adverse outcome, to reasonably estimate the amount of the Company's liability. Accordingly, management has only recorded a reserve in the amount of estimated attorney fees. Management believes it has meritorious defenses in this matter and intends to pursue them vigorously.

 Cook County, Illinois Tax Issue
 -------------------------------

By undated letters delivered to the Company on March 1, 1996, the Office of the Assessor of Cook County, Illinois gave notice that the Assessor intended to levy back taxes on certain of the Company's properties due to alleged previously untaxed assessments. The letters did not provide the amount of the alleged additional tax amounts due. Management believes it has meritorious defenses in this matter and intends to pursue them vigorously.

 Miscellaneous Environmental Matters
 -----------------------------------

The Company has known environmental liabilities associated with certain of its properties arising out of the activities of the Railroad or certain of the Railroad's lessees and may have further material environmental liabilities as yet unknown. The majority of the Company's known environmental liabilities stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad or in operations conducted by Railroad lessees. The following is a summary of material, known environmental matters, in addition to those described above.

At eleven separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

The Company has petroleum groundwater remediation projects underway at Austin, Minnesota, Miles City, Montana, and Milwaukee, Wisconsin.

In December 1989, the Minnesota Pollution Control Agency added a site which includes the Company's Pig's Eye Yard site in St. Paul, Minnesota to its Permanent List of Priorities based on historical records and an initial investigation of soil and groundwater conditions adjacent to Pig's Eye Yard. Portions of this site had been leased to the City of St. Paul for a landfill and to the Metropolitan Waste Control Commission for disposal of incinerator ash. The site, which includes portions of the adjacent municipal waste water treatment plant, was placed on the Superfund Accelerated Clean Up Model list in 1993. No potentially responsible parties ("PRPs") have been named at this site.



The Company has an interest in property at Moses Lake, Washington previously owned and used by the United States government as an Air Force base. The Army Corps of Engineers is performing sampling for materials which the Air Force may have released during its operation of the base. Preliminary testing has indicated the presence of various regulated materials, primarily in the groundwater, which were most likely released as a result of military or other third party operations. A portion of the Company's property is located over the well field which was placed on the national priority list in October 1992. No PRPs have been named at this site.

In addition to the environmental matters set forth above, there may be other properties, i), with environmental liabilities not yet known to the Company, or
ii), with potential environmental liabilities for which the Company has no reasonable basis to estimate or, iii), which the Company believes the Company is not reasonably likely to ultimately bear the liability, but the investigation or remediation of which may require future expenditures. Management is not able to express an opinion at this time whether the environmental expenditures for these properties will or will not be material.

The Company has given notice to the Railroad's insurers of certain of the Company's environmental liabilities. Due to the high deductibles on these policies, the Company has not yet demanded that any insurer indemnify or defend the Company. Consequently, management has not formed an opinion regarding the legal sufficiency of the Company's claims for insurance coverage.

The Company is also subject to other suits and claims which have arisen in the ordinary course of business. In the opinion of management, reasonably possible losses from these matters should not be material to the Company's results of operations or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
        Exhibit 27 - Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended March 31, 1996.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 1996


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HEARTLAND PARTNERS, L.P.
                                        (Registrant)
Date:  May 15, 1996          By:    /s/ Edwin Jacobson
                                -----------------------------------------
                                    President and Chief Executive Officer
                                         Milwaukee Land Company,
                                           General Partner




Date:  May 15, 1996          By:    /s/ Leon F. Fiorentino
                                -----------------------------------------
                                    Vice President-Finance, Secretary and
                                           Treasurer of
                                         Milwaukee Land Company,
                                           General Partner