Form 10-Q/A
HEARTLAND PARTNERS L P
filed 1996-05-20
CIK 843964

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 1


 (Mark one)

    [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended       March 31, 1996
                                          --------------------------

                                      OR

    [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                to
                                          --------------    --------------

Commission File Number:  1-10520



                           HEARTLAND PARTNERS, L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                     DELAWARE                          36-3606475
         --------------------------------         --------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)



       547 WEST JACKSON BOULEVARD, CHICAGO, ILLINOIS              60661
     -------------------------------------------------         -----------
          (Address of principal executive offices)              (Zip Code)



                                 312/294-0440
                       --------------------------------
             (Registrant's telephone number, including area code)




            ------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Heartland Partners, L.P. for the quarterly period ended March 31, 1996 amends
Item 6 of Part II solely to correct Exhibit 27.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
          Exhibit 27 - Amended Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended March 31, 1996.

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 1996


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HEARTLAND PARTNERS, L.P.
                                       (Registrant)


Date:  May 20, 1996                    By:   /s/  Edwin Jacobson
                                           -------------------------------------
                                           President and Chief Executive Officer
                                                  Milwaukee Land Company,
                                                      General Partner


Date:  May 20, 1996                    By:   /s/  Leon F. Fiorentino
                                           -------------------------------------
                                           Vice President-Finance, Secretary and
                                           Treasurer of Milwaukee Land Company,
                                                      General Partner

                           HEARTLAND PARTNERS, L.P.


                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number       Description
-------      -----------
  27         Amended Financial Data Schedule (filed herewith)