Form 10-Q
period 1996-06-30
HEARTLAND PARTNERS L P
filed 1996-08-14
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    June 30, 1996
                                    -------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                  to
                                    ----------------    ---------------
Commission File Number: 1-10520


                           HEARTLAND PARTNERS, L.P.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                                    36-3606475
- --------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


547 WEST JACKSON BOULEVARD, CHICAGO, ILLINOIS                             60661
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 312/294-0440
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           HEARTLAND PARTNERS, L. P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                            (dollars in thousands)
                                  (Unaudited)

                                                                      JUNE 30,         DECEMBER 31,
                                                                        1996              1995
                                                                      --------         ------------
ASSETS:
Cash..............................................................    $    127         $         44
Restricted cash...................................................         300                    0
Marketable securities (at market).................................       4,025                5,905
Accounts receivable...............................................         574                  762
Accrued interest receivable.......................................          50                  126
Prepaid and other assets..........................................         150                  257
Notes receivable..................................................          55                    0
                                                                      --------         ------------
        Total.....................................................       5,281                7,094
                                                                      --------         ------------

  Properties
Land held for sale................................................       1,336                1,367
Land held for development.........................................       9,169                9,337
Buildings and other...............................................       1,589                1,571
Capitalized predevelopment costs..................................       9,410                9,194
                                                                      --------         ------------
        Total property............................................      21,504               21,469
Less accumulated depreciation.....................................         775                  722
                                                                      --------         ------------
        Net properties............................................      20,729               20,747
                                                                      --------         ------------

   TOTAL ASSETS...................................................    $ 26,010         $     27,841
                                                                      ========         ============
LIABILITIES:
Accounts payable and accrued expenses.............................    $    640         $        879
Accrued real estate taxes.........................................       1,505                1,520
Allowance for claims and liabilities..............................       2,118                2,492
Unearned rents and deferred income................................         502                  528
Other liabilities.................................................         100                  114
Note payable to Milwaukee Land Company............................       1,073                  648
                                                                      --------         ------------
        TOTAL LIABILITIES.........................................       5,938                6,181
                                                                      --------         ------------
PARTNERS' CAPITAL:
Unrealized holding (loss) gain on marketable  securities..........         (21)                  42
General Partner...................................................          74                   89
Class A Limited Partners - 2,142,438  units authorized, issued and
 outstanding......................................................      10,432               11,935
Class B Limited Partner...........................................       9,587                9,594
                                                                      --------         ------------
        Total partners' capital...................................      20,072               21,660
                                                                      --------         ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL...........................    $ 26,010         $     27,841
                                                                      ========         ============

    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE QUARTERS AND SIX MONTHS ENDED
                        JUNE 30, 1996 AND JUNE 30, 1995
                  (dollars in thousands except per unit data)
                                  (Unaudited)

                                               Quarter Ended        Six Months Ended
                                                  June 30,              June 30,
                                               1996      1995       1996       1995
                                              ------    ------     ------     ------
     REVENUES:
     ---------
Property sales.........................      $1,194    $ 1,052    $ 1,331     $ 1,131
Less:  Cost of property sales..........         429        122        469         346
                                             ------    -------    -------     -------
    Gross profit on property sales.....         765        930        862         785
Portfolio income.......................          52        134        199         229
Rental income..........................         317        259        562         518
Other revenue..........................           7          0          8           0
                                             ------    -------    -------     -------
     TOTAL NET REVENUES................       1,141      1,323      1,631       1,532
                                             ------    -------    -------     -------

     OPERATING EXPENSES:
     -------------------
Selling expenses.......................         121         83        229         155
General and administrative expenses....       1,381      2,296      2,661       3,939
Depreciation and amortization..........          27         37         54          74
Management fee.........................         106        106        212         212
                                             ------    -------    -------     -------
     TOTAL EXPENSES....................       1,635      2,522      3,156       4,380
                                             ------    -------    -------     -------

     NET LOSS..........................      $ (494)   $(1,199)   $(1,525)    $(2,848)
                                             ======    =======    =======     =======

    NET LOSS ALLOCATED TO GENERAL
      PARTNER..........................      $   (5)   $   (12)   $   (15)    $   (29)
                                             ======    =======    =======     =======

    NET LOSS ALLOCATED TO
      CLASS B LIMITED PARTNER..........      $   (2)   $    (6)   $    (7)    $   (14)
                                             ======    =======    =======     =======

    NET LOSS ALLOCATED TO
      CLASS A LIMITED PARTNERS.........      $ (487)   $(1,181)   $(1,503)    $(2,805)
                                             ======    =======    =======     =======

    NET LOSS PER CLASS A
      LIMITED PARTNERSHIP UNIT.........      $ (.23)   $  (.55)   $  (.70)    $ (1.31)
                                             ======    =======    =======     =======




    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (dollars in thousands)
                                  (Unaudited)

                                                                                 1996       1995
                                                                               --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss...................................................................     $(1,525)   $(2,848)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization...........................................          54         74
   Amortization of security premium/discount...............................          (4)       (14)
   Gain on sales of properties.............................................        (862)      (785)
   (Gain) loss on sale of securities.......................................         (45)        46
   Proceeds from property sales............................................       1,331      1,131
Net change in assets and liabilities:
   (Decrease) increase in claims and liabilities...........................        (374)       980
   Decrease (increase) accounts and interest receivables...................         264         69
   (Decrease) increase accounts payable and accrued liabilities............         (41)       244
   (Decrease) increase in management fee due MLC...........................        (213)       212
   Net change in other assets and liabilities..............................          67         41
                                                                                -------    -------
NET CASH FLOW USED IN OPERATING ACTIVITIES.................................      (1,348)      (850)
                                                                                -------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures including land and development costs..................        (504)      (540)
Advance on note receivable.................................................         (55)        (3)
Net sales and maturities of marketable securities..........................       1,865      1,290
                                                                                -------    -------
NET CASH FLOW PROVIDED BY INVESTING ACTIVITIES.............................       1,306        747
                                                                                -------    -------
CASH FLOW FROM FINANCING ACTIVITIES:
Restricted cash............................................................        (300)         0
Note payable to affiliate..................................................         425          0
                                                                                -------    -------
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES.............................         125          0
                                                                                -------    -------
Increase (decrease) in cash................................................          83       (103)
Cash at December 31, 1995 and 1994.........................................          44      1,075
                                                                                -------    -------
CASH AT JUNE 30, 1996 AND 1995.............................................     $   127    $   972
                                                                                =======    =======

    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996

1.  CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of: Heartland Partners, L.P. ("Heartland"); CMC Heartland Partners ("CMC"), its 99.99% owned operating partnership; Heartland Development Corporation, 100% owned by Heartland; and CMC Heartland Partners I, Limited Partnership, 1% general partnership interest owned by Heartland Development Corporation and 99% owned by CMC (collectively, the "Company").

All adjustments which are in the opinion of management necessary to fairly present the financial statements have been made and are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.  CONTINGENCIES

In connection with its formation, Heartland assumed primary responsibility and liability for the resolution and satisfaction of most of the liabilities for claims remaining under the plan of reorganization of the predecessor of CMC Real Estate Corporation ("CMCRE", formerly a wholly-owned subsidiary of Chicago Milwaukee Corporation ("Chicago Milwaukee"), and previously named the Chicago, Milwaukee, St. Paul and Pacific Railroad Company (the "Railroad")), certain contingent liabilities with respect to the real estate properties conveyed to Heartland, and the costs and expenses incurred in connection with such claims and other contingent liabilities (collectively, the "Heartland Assumed Liabilities").

It is Heartland's practice to evaluate environmental liabilities associated with certain of its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, and government oversight, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim for recovery from third parties with respect to the liability. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then an allowance in the minimum amount of the range is established. Environmental costs which are incurred in connection with Heartland's development activities are expensed or capitalized as appropriate.

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996

Estimates which are used as the basis for allowances for the remediation of a particular site are taken from evaluations of the range of potential costs for that site made by independent consultants. These evaluations are estimates based on professional experience but necessarily rely on certain significant assumptions, including the specific remediation standards and technologies which may be required by an environmental agency as well as the availability and cost of subcontractors and disposal alternatives.

There is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is unable to determine whether environmental liabilities which management is unable to reasonably estimate will or will not have a material effect on Heartland's results of operations or financial condition.

At June 30, 1996, Heartland's allowance for claims and liabilities was approximately $2.1 million of which $.4 million was for the resolution of non-environmental claims resulting from the reorganization of the Railroad and $1.7 million was for environmental matters.

3. RESTRICTED CASH

On March 15, 1996, CMC signed a line of credit agreement in the amount of $3 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL and pursuant to which CMC pledged cash in the amount of $300,000 as an interest reserve. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (9.25% at June 30, 1996). The agreement terminates on March 14, 1997, at which time all outstanding advances and any accrued interest must be paid. Under the terms of the agreement, CMC is required to maintain a minimum net worth in excess of $17 million, liquid assets in excess of $1 million, is limited in incurring additional indebtedness and restricted from making certain distributions. At June 30, 1996, no advances have been made against the line of credit.

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 1996


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income and portfolio income. Cash and marketable securities at market (excluding restricted cash) approximated $4.1 million at June 30, 1996. This is a decrease of approximately $1.8 million from December 31, 1995. This decrease is comprised of a $83,000 increase in cash and a $1,880,000 net decrease in marketable securities.

Cash flow used in operating activities was $1,348,000 for the first six months of 1996 compared to cash flow used in operations of $850,000 for the first six months of 1995. The cash flow statement shows the detail of the changes in current assets and liabilities.

Proceeds from property sales provided cash flow of $1,331,000 for the first six months of 1996 compared to $1,131,000 for the first six months of 1995. As of August 10, 1996, two of the three properties under contract for sale at March 15, 1996 (referred to in Heartland Partners, L.P. March 31, 1996 Form 10-Q filing) had closed for a total of $1.1 million. The remaining contract for approximately $4.3 million is expected to close by year-end 1996. In addition, CMC has entered into a letter of intent for the development of approximately
10.3 acres at Goose Island Industrial Park in Chicago, IL. Under the terms of the letter of intent, the Company would receive $2.25 million by the end of 1997, most of which would be scheduled to be paid in 1996. CMC has also signed a letter of intent for a project in St. Mary's, Georgia which names the Company as the exclusive builder for Osprey Cove Inc. Osprey Cove is a 934 acre master planned residential community. Under the terms of the letter of intent CMC would build out the remaining 382 lots in the 550 home community with single family homes. The remaining contract and the letters of intent contain contingencies typical in such transactions, some of which are outside of the control of the Company. In addition, the letters of intent are subject to the execution of definitive agreements that are mutually acceptable among the parties.

Portfolio income is derived from the investment of excess cash. As of June 30, 1996, CMC had approximately $4.0 million (fair value) invested in marketable securities. Of this amount, $2.6 million (66%) was invested in U.S. Treasuries and $1.4 million (34%) was invested in a high yield mutual fund. Portfolio income for the second quarter and the first six months of 1996 was $52,000 and $199,000 respectively compared to $134,000 and $229,000 for the similar periods of the previous year.

CMC has approximately 200 active leases on its real estate properties. Rental income from these leases was $562,000 for the first six months of 1996 and $518,000 for the first six months of 1995.

At June 30, 1996, CMC had designated 21 sites, or approximately 950 acres with a book value of $9,169,000 for development. Capitalized expenditures at these sites were $299,000 for the three months ended June 30, 1996 compared to $231,000 for the similar period of 1995. At June 30, 1996, capitalized cost on

                           HEARTLAND PARTNERS, L.P.
                                 JUNE 30, 1996

development projects totaled $9.4 million. Expenditures which significantly increase the value and are directly identified to a specific project are capitalized.

At June 30, 1996, the land held for sale was comprised of approximately 16,322 acres with a book value of approximately $1.3 million. It will be disposed of in an orderly fashion. Currently, CMC does not foresee disposing of all of the land before the end of 1998.

It is the Company's practice to evaluate environmental liabilities associated with certain of the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $1.7 million at June 30, 1996 for possible environmental liabilities, including remediation, legal and consulting fees and government
oversight.   A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

Heartland continues to be responsible for the resolution of the Heartland Assumed Liabilities, totaling $2.1 million at June 30, 1996. Heartland Assumed Liabilities are comprised of $1.7 million for potential environmental costs (see preceding paragraph) and $.4 million for resolution of claims resulting from the reorganization of the Railroad.

Heartland does not at this time anticipate that those claims or assessments for which Heartland has established a reserve will have a material effect on the Company's liquidity, financial position and results of operations beyond the reserve which the Company has established for such claims and assessments. In making this evaluation, the Company has assumed that the Company will continue to be able to assert the bankruptcy bar arising from the reorganization of the Railroad and that resolution of current pending and threatened claims and assessments will be consistent with the Company's experience with similar previously asserted claims and assessments.

While the timing of the payment in respect of environmental claims has not significantly adversely effected the Company's cash flow or liquidity in the past, management is not able to reasonably anticipate whether future payments may or may not have a significant adverse effect in the future.

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. Based on recent discussions with outside financing sources, management believes that financing will be available for projects currently contemplated by Heartland. The Company has established a $3.0 million line of credit at LaSalle National Bank. At June 30, 1996, no advances have been made against the line of credit.

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 1996

RESULTS OF OPERATIONS

Operations for the quarter and six months ended June 30, 1996 resulted in a loss of $494,000 and $1,525,000 respectively, of which $487,000 and $1,503,000 was allocated to the Class A limited partners, or $.23 and $.70 per Class A unit. Operations for the same quarter and six months of 1995 resulted in a loss of $1,199,000 and $2,848,000 respectively, of which $1,181,000 and $2,805,000 was allocated to the Class A limited partners, or $.55 and $1.31 per Class A unit.

Property sales for the second quarter and first six months of 1996 were $1,194,000 and $1,331,000 compared to $1,052,000 and $1,131,000 for the similar period of 1995. Second quarter 1996 sales include $774,000 for the sale of the Cherry Street property in Wisconsin and $182,000 from the condemnation of the 8th Street coach yard in Minneapolis, MN. The condemnation of the 8th Street coach yard occurred in 1991. The $182,000 represents a partial release of funds escrowed for environmental matters. The 1995 second quarter property sales were comprised primarily of undeveloped land.

Portfolio income for the second quarter of 1996 was $52,000 compared to $134,000 for the second quarter of 1995. Portfolio income for the first six months of 1996 was $199,000 compared to $229,000 for the similar period of 1995.
Portfolio income for 1996 includes a gain on the sale of securities of $45,000. The similar period of 1995 included a loss on the sale of securities of $46,000. Net of any gain or loss on sale of securities, portfolio income for the first six months of 1996 decreased $121,000 as compared to the first six months of 1995. This decrease in portfolio income is due to a decrease in interest income resulting from a decrease in interest income due to a decrease in amounts invested in marketable securities.

Rental income has not increased significantly for the second quarter and first six months of 1996 as compared to the similar periods of 1995.

Total expenses decreased by $887,000 and $1,224,000 respectively for the second quarter and first six months of 1996 as compared to the second quarter and first six months of 1995. This decrease is primarily due to a decrease in environmental expenses. The second quarter and first six months of 1995 included an expense accrual for environmental expenditures at the Janesville, WI Wheeler Pit site which amounted to approximately $1,100,000. This matter was settled in November 1995 with Heartland agreeing to make certain payments over several years.

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 1996

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS AND CONTINGENCIES

At June 30, 1996, Heartland's allowance for claims and liabilities was approximately $2.1 million. During the quarter ended June 30, 1996, a $142,000 provision was recorded in respect of environmental matters.

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

  Soo Line Matters
  ----------------

In April 1990, the Soo Line Railroad Company (the "Soo") filed suit against Chicago Milwaukee and CMCRE in the United States District Court for the Northern District of Illinois, asserting claims for certain accounts and disputes arising out of the sale of certain assets to the Soo pursuant to an Asset Purchase Agreement and related agreements ("APA"). Certain of these matters were settled in 1994, with the Company's payment of $153,120 to the Soo. Judgement on the remainder of the claims was against the Soo in July 1995, for which the Soo paid the Company $339,368 in November 1995. The Company and the Soo settled the Company's additional claims for attorney's fees and pre-judgement interest by the Soo's payment to the Company of $100,000 in July 1996.

Outside the litigation, the Soo has asserted that the Company is liable for certain occupational injury claims filed after the consummation of the APA by former Railroad employees now employed by the Soo. The Company has denied liability for each of these claims based on a prior settlement with the Soo, in which the Soo agreed to accept liability for occupational disease claims of former Railroad employees. The Soo has also asserted that the Company is liable for the remediation of releases of petroleum or other regulated materials at six different sites located in Iowa, Minnesota and Wisconsin. The Company has denied liability based on the contracts between the parties.

The occupational and environmental claims are all currently being handled by the Soo, and the Company understands the Soo has paid settlements in many of these claims. As a result of Soo's exclusive handling of these matters, the Company has made no determination as to the merits of the claims and is unable to determine the materiality of these claims.

  Tacoma, Washington
  ------------------

In November 1991, the Company moved the United States District Court for the Northern District of Illinois, which acted as the reorganization court for the reorganization of the Railroad (the "Reorganization Court") to bar claims asserted by the Union Pacific Railroad Company ("Union Pacific") arising out of a 1980 sale by the Railroad reorganization trustee of a rail yard in Tacoma, Washington to Union Pacific. Union Pacific asserted claims against the Company under the Comprehensive Environmental Response Compensation and

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 1996

Liability Act of 1980 ("CERCLA"), state environmental law and the sale contract. Later in November 1991, Union Pacific filed suit in the United States District Court for the Western District of Washington asserting essentially the same claims which the Company moved the Reorganization Court to bar. The litigation in Washington has been stayed pending resolution of the Company's motion to bar Union Pacific's claims before the Reorganization Court.

On August 18, 1993, the Seventh Circuit affirmed the bar with respect to Union Pacific's claims under CERCLA and remanded the matter back to the Reorganization Court for further findings with respect to Union Pacific's claims under state law. On February 28, 1996, the Seventh Circuit held that the Union Pacific's claim under Washington environmental law was not barred by the Railroad's reorganization and subsequently denied the Company's motion for rehearing. The Company has filed a petition for Writ of Certiorari to the United States Supreme Court.

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

  Cook County, Illinois Tax Issue
  -------------------------------

By undated letters delivered to the Company on March 1, 1996, the Office of the Assessor of Cook County, Illinois gave notice that the Assessor intended to levy back taxes on certain of the Company's properties due to alleged previously untaxed assessments. This matter was resolved in August 1996, with the agreed assessment resulting in a final back tax of $6,056.

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

The Company has petroleum groundwater remediation projects underway at Austin, Minnesota, Miles City, Montana, and Milwaukee, Wisconsin.

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 1996

In December 1989, the Minnesota Pollution Control Agency ("MPCA") added a site which includes the Company's Pig's Eye Yard site in St. Paul, Minnesota to its Permanent List of Priorities based on historical records and an initial investigation of soil and groundwater conditions adjacent to Pig's Eye Yard. Portions of this site had been leased to the City of St. Paul for a landfill and to the Metropolitan Waste Control Commission for disposal of incinerator ash. The site, which includes portions of the adjacent municipal waste water treatment plant, was placed on the Superfund Accelerated Clean Up Model list in 1993. No potentially responsible parties ("PRPs") have been named at this site.

The Company has an interest in property at Moses Lake, Washington previously owned and used by the United States government as an Air Force base. The Army Corps of Engineers ("Corps") is performing sampling for materials which the Air Force may have released during its operation of the base. Preliminary testing has indicated the presence of various regulated materials, primarily in the groundwater, which were most likely released as a result of military or other third party operations. A portion of the Company's property is located over the wellfield which was placed on the national priority list in October 1992. The Company has not been named as a PRP.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
         Exhibit 27 - Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended June 30, 1996.

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 1996

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              HEARTLAND PARTNERS, L.P.
                                                    (Registrant)

Date:  August 14, 1996               BY:  /s/ Edwin Jacobson
                                          -------------------------------------
                                                     Edwin Jacobson
                                          President and Chief Executive Officer
                                                 Milwaukee Land Company
                                                   the General Partner



Date:  August 14, 1996               BY:  /s/ Leon F. Fiorentino
                                          -------------------------------------
                                                   Leon F. Fiorentino
                                                Vice-President, Secretary
                                                    and Treasurer of
                                                 Milwaukee Land Company,
                                                   the General Partner