Form 10-Q
period 1996-09-30
HEARTLAND PARTNERS L P
filed 1996-11-14
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark one)
[X]
     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    September 30, 1996
                                    -------------------------------------

                                      OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to ________________

Commission File Number: 1-10520


                           HEARTLAND PARTNERS, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                           36-3606475
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



   547 WEST JACKSON BOULEVARD, CHICAGO, ILLINOIS                         60661
--------------------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip Code)


                                 312/294-0440
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X     No _____
                                -----

                                                                    Part 1 of 16

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           HEARTLAND PARTNERS, L. P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                            (dollars in thousands)
                                  (Unaudited)

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          1996             1995
                                                                      -------------    ------------
ASSETS:
Cash...............................................................   $         207    $         44
Restricted cash....................................................             300               0
Marketable securities (at market)..................................           7,887           5,905
Accounts receivable................................................             685             762
Accrued interest receivable........................................              33             126
Prepaid and other assets...........................................             191             257
Notes receivable...................................................              55               0
                                                                      -------------    ------------
   Total...........................................................           9,358           7,094
                                                                      -------------    ------------

     Properties
Land held for sale.................................................           1,298           1,367
Land held for development..........................................           8,988           9,337
Buildings and other................................................           1,614           1,571
Capitalized predevelopment costs...................................           8,672           9,194
                                                                      -------------    ------------
      Total property...............................................          20,572          21,469
Less accumulated depreciation......................................             803             722
                                                                      -------------    ------------
   Net properties..................................................          19,769          20,747
                                                                      -------------    ------------

     TOTAL ASSETS..................................................   $      29,127    $     27,841
                                                                      =============    ============
LIABILITIES:
Accounts payable and accrued expenses..............................   $         656    $        879
Accrued real estate taxes..........................................           1,274           1,520
Allowance for claims and liabilities...............................           2,227           2,492
Unearned rents and deferred income.................................             539             528
Other liabilities..................................................             100             114
Note payable to Milwaukee Land Company.............................           1,073             648
                                                                      -------------    ------------
   TOTAL LIABILITIES...............................................           5,869           6,181
                                                                      -------------    ------------
PARTNERS' CAPITAL:
Unrealized holding gain on marketable securities...................              20              42
General Partner....................................................             104              89
Class A Limited Partners - 2,142,438 units authorized, issued and
  outstanding......................................................          13,532          11,935
Class B Limited Partner............................................           9,602           9,594
                                                                      -------------    ------------
   Total partners' capital.........................................          23,258          21,660
                                                                      -------------    ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL............................   $      29,127    $     27,841
                                                                      =============     ===========

           See accompanying notes to condensed financial statements.

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE QUARTERS AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                  (dollars in thousands except per unit data)
                                  (Unaudited)

                                                     Quarter Ended        Nine Months Ended
                                                     September 30,          September 30,
                                                    1996     1995           1996     1995
                                                   -------  -------        ------   -------
     REVENUES:
     --------
Property sales.................................     $5,503  $  538         $6,834    $ 1,669
Less:  Cost of property sales..................      1,193     291          1,662        637
                                                    ------  ------         ------    -------
    Gross profit on property sales.............      4,310     247          5,172      1,032
Portfolio income...............................         70     204            269        433
Rental income..................................        240     515            802      1,033
Other revenue..................................        157       0            165          0
                                                    ------  ------         ------    -------
     TOTAL NET REVENUES........................      4,777     966          6,408      2,498
                                                    ------  ------         ------    -------

     OPERATING EXPENSES:
     ------------------
Selling expenses...............................         99     131            328        286
General and administrative expenses............      1,399   1,181          4,060      5,120
Depreciation and amortization..................         28      24             82         98
Management fee.................................        106     107            318        319
                                                    ------  ------         ------    -------
     TOTAL EXPENSES............................      1,632   1,443          4,788      5,823
                                                    ------  ------         ------    -------

     NET INCOME (LOSS).........................     $3,145  $ (477)        $1,620    $(3,325)
                                                    ======  ======         ======    =======

    NET INCOME (LOSS) ALLOCATED
     TO GENERAL PARTNER........................     $   30  $   (4)        $   15    $   (33)
                                                    ======  ======         ======    =======

    NET INCOME (LOSS) ALLOCATED TO
       CLASS B LIMITED PARTNER.................     $   15  $   (3)        $    8    $   (17)
                                                    ======  ======         ======    =======

    NET INCOME (LOSS) ALLOCATED TO
       CLASS A LIMITED PARTNERS................     $3,100  $ (470)        $1,597    $(3,275)
                                                    ======  ======         ======    =======

    NET INCOME (LOSS) PER CLASS A
       LIMITED PARTNERSHIP UNIT................     $ 1.45  $ (.22)        $  .75    $(1.53)
                                                    ======  ======         ======    =======

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (dollars in thousands)
                                  (Unaudited)

                                                                               1996        1995
                                                                            ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss).......................................................    $   1,620    $  (3,325)
Adjustments to reconcile net income (loss) to net cash provided by (used
in) operating activities:
  Depreciation and amortization.........................................           82           98
  Amortization of security premium/discount.............................          (13)          (8)
  Gain on sales of properties...........................................       (5,172)      (1,032)
  (Gain) loss on sale of securities.....................................          (41)          48
  Proceeds from property sales..........................................        6,834        1,669
Net change in assets and liabilities:
  (Decrease) increase in claims and liabilities.........................         (265)         764
  Decrease (increase) in accounts and interest receivables..............          170         (466)
  (Decrease) increase in accounts payable and accrued liabilities.......         (362)         729
  (Decrease) increase in management fee due MLC.........................         (107)         319
  Net change in other assets and liabilities............................           62          218
                                                                            ----------   ----------
NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES................        2,808         (986)
                                                                            ----------   ----------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures including land and development costs...............         (765)        (741)
(Advance) payment on note receivable....................................          (55)          80
Net (purchases) sales and maturities of marketable securities...........       (1,950)         918
                                                                            ----------   ----------
NET CASH FLOW (USED IN) PROVIDED BY INVESTING ACTIVITIES................       (2,770)         257
                                                                            ----------   ----------
CASH FLOW FROM FINANCING ACTIVITIES:
Restricted cash.........................................................         (300)           0
Proceeds from note payable to affiliate.................................          425            0
                                                                            ----------   ----------
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES..........................          125            0
                                                                            ----------   ----------
Increase (decrease) in cash.............................................          163         (729)
Cash at December 31, 1995 and 1994......................................           44        1,075
                                                                            ----------   ----------
CASH AT SEPTEMBER 30, 1996 AND 1995.....................................    $     207    $     346
                                                                            ==========   ==========

         See accompanying notes to consolidated financial statements.

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1996

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

All adjustments which are in the opinion of management necessary to fairly present the financial statements have been made and are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

                            HEARTLAND PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1996

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

At September 30, 1996, Heartland's allowance for claims and liabilities was approximately $2.2 million of which $.4 million was for the resolution of non-environmental claims resulting from the reorganization of the Railroad and $1.8 million was for environmental matters.

3. RESTRICTED CASH

On March 15, 1996, CMC signed a line of credit agreement in the amount of $3 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL and pursuant to which CMC pledged cash in the amount of $300,000 as an interest reserve. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (9.25% at September 30, 1996). The agreement terminates on March 14, 1997, at which time all outstanding advances and any accrued interest must be paid. Under the terms of the agreement, CMC is required to maintain a minimum net worth in excess of $17 million, liquid assets in excess of $1 million, is limited in incurring additional indebtedness and restricted from making certain distributions. At September 30, 1996, no advances have been made against the line of credit.

4.  PROPERTY SALES

Property sales for the third quarter and the first nine months of 1996 include $4.4 million for the sale of 15.2 acres of the Goose Island property in Chicago, IL and $.4 million for the sale of .65 acres located at North Ave in Chicago, IL. Also included in 1996 property sales is $.8 million for the sale of the Cherry Street property in Milwaukee, WI, which closed in the second quarter of 1996. Gross profit on the Goose Island and North Ave. sales was $3,346,000 and on the Cherry Street sale was $367,000.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income and portfolio income. Cash and marketable securities at market (excluding restricted cash) approximated $8.1 million at September 30, 1996. This is a increase of approximately $2.1 million from December 31, 1995. This increase is comprised of a $163,000 increase in cash and a $1,982,000 net increase in marketable securities.

Cash flow provided by operating activities was $2,808,000 for the first nine months of 1996 compared to cash flow used in operations of $986,000 for the first nine months of 1995. The cash flow statement shows the detail of the changes in current assets and liabilities.

Proceeds from property sales provided cash flow of $6,834,000 for the first nine months of 1996 compared to $1,669,000 for the first nine months of 1995. The 1996 proceeds include $5.6 million for the three properties under contract for sale at March 15, 1996 (referred to in Heartland Partners, L.P. March 31, 1996 Form 10-Q filing) (see Note 4 of Notes to the Condensed Consolidated Financial Statements).

CMC  has entered into a letter of intent for the development of approximately
10.3 acres at Goose Island Industrial Park in Chicago, IL. Under the terms of the letter of intent, the Company would enter into a joint venture with a broker/developer and a contractor. The Company would receive $2.25 million by the end of 1997. The Company expects to close the joint venture in late 1996 or early 1997.

CMC has also signed letters of intent for a project in Lake Geneva, Wisconsin which names the Company as the exclusive builder for certain properties controlled by Geneva National Real Estate Group, LLC and Bank One at Geneva National in Lake Geneva, WI. Under the terms of the letters of intent, CMC would build up to 255 homes and would also receive options on property to build additional units in the future.

In addition, CMC has signed a letter of intent for a project in St. Mary's, Georgia which names the Company as the exclusive builder for Osprey Cove Inc. CMC expects to sign a contract with Osprey Cove Inc. prior to the end of November 1996.

The Goose Island, Lake Geneva and St. Mary's letters of intent contain contingencies typical in such transactions, some of which are outside of the control of the Company. In addition, the letters of intent are subject to the execution of definitive agreements that are mutually acceptable among the parties.

Portfolio income is derived from the investment of excess cash. As of September 30,1996, CMC had approximately $7.9 million (fair value) invested in marketable securities. Of this amount, $6.6 million (84%) was invested in U.S. Treasuries and $1.3 million (16%) was invested in a high yield mutual fund. Portfolio income for the third quarter and the first nine months of 1996 was $70,000 and $269,000 respectively compared to $204,000 and $433,000 for the similar periods of the previous year.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 1996

CMC has approximately 200 active leases on its real estate properties. Rental income from these leases was $802,000 for the first nine months of 1996 and $1,033,000 for the first nine months of 1995.

At September 30, 1996, CMC had designated 20 sites, or approximately 931 acres with a book value of $8,988,000 for development. Capitalized expenditures at these sites were $259,000 for the three months ended September 30, 1996 compared to $163,000 for the similar period of 1995. At September 30, 1996, capitalized costs on development projects totaled $8.7 million. Expenditures which significantly increase the value and are directly identified to a specific project are capitalized.

At September 30, 1996, the land held for sale was comprised of approximately 16,208 acres with a book value of approximately $1.3 million. It will be disposed of in an orderly fashion. Currently, CMC does not foresee disposing of all of the land before the end of 1998.

It is the Company's practice to evaluate environmental liabilities associated with certain of the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $1.8 million at September 30, 1996 for possible environmental liabilities, including remediation, legal and consulting fees and government
oversight.   A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

Heartland continues to be responsible for the resolution of the Heartland Assumed Liabilities, totaling $2.2 million at September 30, 1996. Heartland Assumed Liabilities are comprised of $1.8 million for potential environmental costs (see preceding paragraph) and $.4 million for resolution of claims resulting from the reorganization of the Railroad.

Heartland does not at this time anticipate that those claims or assessments for which Heartland has established a reserve will have a material effect on the Company's liquidity, financial position and results of operations beyond the reserve which the Company has established for such claims and assessments. In making this evaluation, the Company has assumed that it will continue to be able to assert the bankruptcy bar arising from the reorganization of the Railroad and that resolution of current pending and threatened claims and assessments will be consistent with the Company's experience with similar previously asserted claims and assessments.

While the timing of the payment in respect of environmental claims has not significantly adversely effected the Company's cash flow or liquidity in the past, management is not able to reasonably anticipate whether future payments may or may not have a significant adverse effect in the future.

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. Based on recent discussions with

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 1996

outside financing sources, management believes that financing will be available for projects currently contemplated by Heartland. The Company has established a $3.0 million line of credit at LaSalle National Bank. At September 30, 1996, no advances have been made against the line of credit.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 1996

RESULTS OF OPERATIONS

Operations for the quarter and nine months ended September 30, 1996 resulted in net income of $3,145,000 and $1,620,000 respectively, of which $3,100,000 and $1,597,000 was allocated to the Class A limited partners, or $1.45 and $.75 per Class A unit. Operations for the same quarter and nine months of 1995 resulted in a loss of $477,000 and $3,325,000 respectively, of which $470,000 and $3,275,000 was allocated to the Class A limited partners, or $.22 and $1.53 per Class A unit.

Property sales for the third quarter and first nine months of 1996 were $5,503,000 and $6,834,000 compared to $538,000 and $1,669,000 for the similar period of 1995.  Third quarter 1996 sales include $4.4 million for the sale of
15.2 acres of the Goose Island property in Chicago, IL and $.4 million for the sale of .65 acres located at North Ave. in Chicago, IL. The 1995 third quarter property sales were comprised primarily of undeveloped land.

Portfolio income for the third quarter of 1996 was $70,000 compared to $204,000 for the third quarter of 1995. Portfolio income for the first nine months of 1996 was $269,000 compared to $433,000 for the similar period of 1995.
Portfolio income for 1996 includes a gain on the sale of securities of $41,000. The similar period of 1995 included a loss on the sale of securities of $48,000. Net of any gain or loss on sale of securities, portfolio income for the first nine months of 1996 decreased $253,000 as compared to the first nine months of 1995. This decrease in portfolio income is due to the inclusion of $80,000 in the third quarter and the first nine months of 1995 for interest received from the Soo Line related to back rent and to a decrease in interest income resulting from a decrease in amounts invested in marketable securities.

Rental income for the third quarter and first nine months of 1996 was $240,000 and $802,000 respectively compared to $515,000 and $1,033,000 for the similar periods of 1995. The decrease in rental income for the third quarter and first nine months of 1996 as compared to 1995 is due to the inclusion in the third quarter and first nine months of 1995 of $244,000 of back rent from the Soo Line.

Total expenses for the third quarter of 1996 were $1,632,000 compared to $1,443,000 for the same period of 1995. The increase of $189,000 for the third quarter of 1996 as compared to the third quarter of 1995 is primarily due to an increase in environmental expenses for the third quarter of 1996 as compared to 1995. Total expenses for the first nine months of 1996 and 1995 were $4,788,000 and $5,823,000 respectively. The decrease of $1,035,000 for the first nine months of 1996 as compared to 1995 is primarily due to a decrease in environmental expenses. The first nine months of 1995 includes an accrual for environmental expenditures at the Janesville, WI Wheeler Pit site which amounted to approximately $1,100,000. The accrual was done in the second quarter of 1995 and the matter was settled in November 1995 with Heartland agreeing to make certain payments over several years.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 1996

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS AND CONTINGENCIES

At September 30, 1996, Heartland's allowance for claims and liabilities was approximately $2.2 million. During the quarter ended September 30, 1996, a $321,000 provision was recorded in respect of environmental matters.

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

  Tacoma, Washington
  ------------------

In November 1991, the Company moved the United States District Court for the Northern District of Illinois, which acted as the reorganization court for the reorganization of the Railroad (the "Reorganization Court") to bar claims asserted by the Union Pacific Railroad Company ("Union Pacific") arising out of a 1980 sale by the Railroad reorganization trustee of a rail yard in Tacoma, Washington to Union Pacific. Union Pacific

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 1996

asserted claims against the Company under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), state environmental law and the sale contract. Later in November 1991, Union Pacific filed suit in the United States District Court for the Western District of Washington asserting essentially the same claims which the Company moved the Reorganization Court to bar. The litigation in Washington has been stayed pending resolution of the Company's motion to bar Union Pacific's claims before the Reorganization Court.

On August 18, 1993, the Seventh Circuit affirmed the bar with respect to Union Pacific's claims under CERCLA and remanded the matter back to the Reorganization Court for further findings with respect to Union Pacific's claims under state law. On February 28, 1996, the Seventh Circuit held that the Union Pacific's claim under Washington environmental law was not barred by the Railroad's reorganization and subsequently denied the Company's motion for rehearing. The Company has filed a petition for Writ of Certiorari to the United States Supreme Court. On October 7, 1996, the Supreme Court invited the Solicitor General of the United States to submit a brief on whether the Supreme Court should grant certiorari.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 1996

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
        Exhibit 27 - Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended September 30, 1996.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HEARTLAND PARTNERS, L.P.
                                                     (Registrant)

Date:  November 14, 1996                   BY:  /s/ Edwin Jacobson
                                              ----------------------------
                                                    Edwin Jacobson
                                           President and Chief Executive Officer
                                                Milwaukee Land Company
                                                 the General Partner

Date:  November 14, 1996                   BY:  /s/ Leon F. Fiorentino
                                              ----------------------------
                                                    Leon F. Fiorentino
                                                Vice-President, Secretary
                                                     and Treasurer of
                                                 Milwaukee Land Company,
                                                    the General Partner

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 1996

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number              Description                Sequential Page Number
--------------              -----------                ----------------------

    27                Financial Data Schedule                    15