Form 10-K405
period 1996-12-31
HEARTLAND PARTNERS L P
filed 1997-03-31
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended December 31, 1996
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                       For the transition period from to

                        Commission File Number 1-10520

                           HEARTLAND PARTNERS, L.P.
            (Exact name of registrant as specified in its charter)


           Delaware                                         36-3606475
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification no.)

547 West Jackson Boulevard, Chicago, Illinois                   60661
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  312/294-0440

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
Class A Limited Partnership Units                American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Class A Limited Partnership Units held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's units on the American Stock Exchange as of March 10, 1997, was approximately $17.2 million. On that date there were 2,142,438 units outstanding.

Exhibit index appears on Page 37.

Item 1.  Business

Organization

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, development, leasing and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Milwaukee Land Company ("MLC"). MLC is the general partner of Heartland (in such capacity, the "General Partner").

In July 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland and CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership in which HDC has a 1% general partnership interest and CMC has a 99% limited partnership interest, was formed to undertake a planned housing development in Minnesota. CMC Heartland Partners V, LLC ("CMCV"), a limited liability company, in which HDC has a 1% general partnership interest and CMC has a 99% limited partnership interest, was formed in 1996 to construct houses in a master-planned residential community in St. Mary's, GA. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sale's agent as well as the general contractor in the St. Mary's development. Except as otherwise noted herein, references herein to "Heartland" include CMC, HDC, CMCI, CMCV, and LCL.

The partnership agreement provides generally that Heartland's net income (loss) will be allocated 1% to the General Partner, 98.5% to the Class A limited partners and 0.5% to the Class B limited partner. In addition, the partnership agreement provides that certain items of deduction, loss, income and gain may be specially allocated to the Class A Unitholders or to the holder of the Class B Interest or the General Partner.

When available, the General Partner expects to cause Heartland to make quarterly distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner, although there can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available.

Real Estate Development Activities

At year end 1996, property available for development consisted of 19 sites comprising approximately 940 acres. The book value of this land is $9.7 million or an average of $10,266 per acre. Heartland continues to monitor the real estate market through in-house and outside market studies. These studies are designed to explore all of the available options relative to Heartland's developable land and, ultimately to produce a flow of income that will maximize unitholder value over a period of years.

Included in the aforementioned 940 acres are approximately 7 acres consisting of 20 lots purchased for $663,000 on December 30, 1996 at Osprey Cove in St. Mary's, GA. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities which includes a recreational complex, lakes, a boat dock, and a boat launch. Osprey Cove also features a Mark McCumber-designed championship golf course rated 4 1\2 out of a possible 5 stars by Golf Digest's 1996/97, "Places to Play." The golf course was also rated the seventy-fifth best modern course in America by Golf Week.

Heartland is considering the acquisition of several additional development sites, the development of a multi-use site in Chicago, IL, the development of commercial and industrial build-to-suit projects in Milwaukee,WI, and single family and commercial developments on certain of its properties in Bozeman, MT, Fife, WA and Rosemount, MN.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Property Sales and Leasing Activities

Heartland's 16,827 acres of land held for sale are carried at a book value of approximately $1.3 million, or approximately $76 per acre, and consist mostly of former railroad rights-of-way, located in rural areas, comprising long strips of land approximately 100 feet in width. Heartland's land is typically unimproved. Some of the properties are improved with structures (such as grain elevators or sheds) erected and owned by lessees. Other properties are improved with Heartland-owned buildings that are of little or no value.

The management, leasing and sale of Heartland's non-development real estate, is conducted by Heartland's Sales and Property Management Department. Due to the less desirable attributes associated with the remaining properties, sales have slowed. It is anticipated that it may take until the end of the year 2000 to dispose of most of these properties. Following completion of the disposal of these properties, Heartland's ongoing property management, leasing and sales activities will involve those properties which have been developed or are being held for development, and any residual properties which have not been disposed of at such time.

Heartland has approximately 200 active leases on its real estate properties aggregating approximately 1% of Heartland's acreage. The majority of the leases provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes,
maintain insurance and maintain the condition of the property.    The majority
of the leases are cancelable by either party upon thirty to sixty days notice
and provide nominal rental income to Heartland.   Heartland's ability to
terminate or modify certain of its leases is restricted by applicable law and regulations. Heartland has several major leases on buildings and land in Chicago, Illinois, Milwaukee, Wisconsin, and Minneapolis, Minnesota which account for over half of Heartland's annual rental income. The Compton, California plant, which was leased through March 1, 1999, was sold on February 28, 1994.

Other Activities

At December 31, 1996, the allowance for claims and liabilities established by Heartland for environmental and other contingent liabilities totaled approximately $2.7 million. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given the uncertainty inherent in litigation, resolution of these matters could require funds greater or less than the $2.7 million allowance for claims and liabilities.

Heartland engages outside counsel to defend it in connection with most of these claims. Significant claims are summarized in Note 8 to the Consolidated Financial Statements (See Item 8).

Regulation and Environmental Matters

For a discussion of regulation and environmental matters, see Notes 5 and 8 to the Consolidated Financial Statements (See Item 8).

Employees

At December 31, 1996, Heartland employed 24 persons.

Item 2. Properties

At December 31, 1996, real estate holdings consisted of approximately 17,767 acres of scattered land parcels. States in which large land holdings are located are Illinois, Iowa, Minnesota, Montana, South Dakota, Washington, Wisconsin, and North Dakota. The remaining acreage is located in Idaho, Indiana, Michigan and Missouri.

Most of the properties are former railroad rights-of-way, located in rural areas, comprising of long strips of land approximately 100 feet in width. Also included are former station grounds, rail yards and approximately 900 acres of land acquired for industrial sites. Certain air and fiber optics development rights and approximately 70,000 acres of reserved mineral rights are also owned.

The land is typically unimproved. Some of the properties are improved with structures (such as grain elevators and sheds) erected and owned by lessees. Other properties are improved with Heartland-owned buildings that are of little or no value.

Improved properties of value to Heartland include a three-story office building with 60,000 square feet of space in Milwaukee, Wisconsin, a two-story warehouse/office building in northwestern Chicago used for the storage of partnership records, and several small, old warehouse buildings in Milwaukee which are leased to third parties for warehouse use.

Heartland's headquarters occupy approximately 9,000 square feet of leased office space located at 547 West Jackson Boulevard, Chicago, Illinois. The lease provides for a base rent of $94,412 for 1997 and an approximate 1% increase per year through the lease expiration date of December 31, 1999 and is subject to operating expense and tax escalations.

Item 3. Legal Proceedings

No material legal proceedings were commenced or terminated in the fourth quarter ending December 31, 1996. For a discussion of significant legal proceedings to which Heartland is a party or to which any of its properties is subject, see
Note 8 to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Unitholders of Heartland in the fourth quarter ended December 31, 1996.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Units are listed and traded on the American Stock Exchange. The Units began trading on a "when issued" basis on June 20, 1990. The following table sets forth the high and low sales prices per Unit by quarter for the years ended December 31, 1996 and 1995.

                      1996 Quarter Ended                     1995 Quarter Ended
         Mar. 31  June 30  Sept. 30   Dec. 31  Mar. 31   June 30  Sept.  30   Dec. 31
        --------  -------  --------  --------  -------  --------  ---------  --------
High     $10 7/8   $9 3/4    $8 3/4   $10 1/8  $    12   $12 5/8    $12 1/4   $11 5/8
-------------------------------------------------------------------------------------
Low       9  3/8        8     7 3/8         8   10 5/8    11 3/8     11 1/4     8 5/8
-------------------------------------------------------------------------------------

Based on records maintained by Heartland's Unit transfer agent and registrar, there were approximately 650 record holders of Heartland's Units as of March 10, 1997.

The amount of Heartland's cash available for distribution to Unitholders, the holder of the Class B Interest and the General Partner ("Available Cash Flow") will be determined by the General Partner, in its sole discretion, after taking into account all factors deemed relevant by the General Partner, including, without limitation, general economic conditions and Heartland's financial condition, results of operations and cash requirements, including (I) the servicing and repayment of indebtedness, (ii) general and administrative charges, including fees and expenses payable to MLC under management and other arrangements, (iii) property and operating taxes, (iv) other costs and expenses, including legal and accounting fees, and (v) reserves for future growth, commitments and contingencies.

Heartland's Available Cash Flow will be derived from CMC, CMCI, CMCV, and LCL. When available, the General Partner expects to cause Heartland to make quarterly distributions of Heartland's Available Cash Flow in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest, and 1% to the General Partner, although there can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. Future lenders to Heartland may impose restrictions on Heartland's ability to make distributions. In addition, distributions may not be made to Unitholders until Heartland has paid to MLC (or its assignee) all accrued and unpaid management fees pursuant to the Management Agreement between Heartland and MLC. On December 10, 1996, Heartland declared a cash distribution in the amount of $2.7 million to unitholders of record on December 31, 1996, payable on January 3, 1997.

Item 6.  Selected Financial Data

Following is a summary of Heartland's selected financial data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 (amounts in thousands except per Unit data):

Operating Statement Data:                 1996          1995           1994           1993           1992
                                      ------------  -------------  -------------  -------------  -------------
   ..................................
Net revenues.........................  $     6,925   $     3,525    $     3,498    $     7,304    $     6,377
 Expenses............................        6,537         7,572          6,106          7,342          6,949
                                       -----------   -----------    -----------    -----------    ------------
Net income (loss)....................  $       388   $    (4,047)   $    (2,608)   $       (38)   $      (572)
                                       ===========   ===========    ===========    ===========    ===========
Net income (loss) allocated
 to General Partner and
 Class B Interest....................  $        6    $       (61)   $       (39)   $      ---     $        (8)
                                       ==========    ===========    ===========    ===========    ===========
Net income (loss) allocated
 to Class A units....................  $      382    $    (3,986)   $    (2,569)   $       (38)   $      (564)
                                       ==========    ===========    ===========    ===========    ===========
Net income (loss) per
 Class A Unit........................  $      .18    $     (1.86)   $     (1.20)   $      (.02)   $      (.26)
                                       ==========    ===========    ===========    ===========    ===========


                                       December 31,  December 31,   December 31,   December 31,   December 31,
Balance Sheet Data:..................     1996          1995           1994           1993           1992
                                       -----------   -----------    -----------    -----------    ------------
Notes receivable including
 Deferred Capital Contribution.......  $        --   $        --    $        80    $        80    $     8,657
Net Properties.......................       21,051        20,747         20,552         23,768         23,044
Total assets.........................       28,040        27,841         30,243         33,687         35,702
Allowance for claims and
 liabilities.........................        2,660         2,492          1,895          2,351          2,499
Total liabilities....................        8,755         6,181          4,930          5,414          7,391
Partners' capital....................       19,285        21,660         25,313         28,273         28,311

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income, interest income and proceeds from sales of securities. Cash and marketable securities at amortized cost were $5,992,000 (including $300,000 of restricted cash) at December 31, 1996, $5,907,000 at December 31, 1995 and $9,043,000 at December 31, 1994. There was no material change in cash and marketable securities from December 31, 1995 to December 31, 1996; however, on January 3, 1997, Heartland distributed approximately $2,700,000 in cash to unitholders of record on December 31, 1996. The decrease of $3,136,000 from December 31, 1994 to December 31, 1995 is attributable to the use of proceeds from the sale of securities to finance operating activities and a decrease in proceeds from sales of properties for the year ended December 31, 1995 as compared to prior years (see the Consolidated Statement of Cash Flows).

Cash flow used in operating activities was $4,970,000 in 1996, compared to $5,178,000 in 1995, and $4,645,000 in 1994. The decrease in cash flow used in operating activities for 1996 as compared to 1995 is primarily due to a decrease in payments made relating to the allowance for claims and liabilities of $290,000. The increase in cash flow used in operating activities for 1995 as compared to 1994 is due to the increase of $593,000 in payments for claims and liabilities and the payment of $648,000 to MLC for the management fee due affiliate, offset by the decrease in payments relating to accounts payable of $583,000 (see the Consolidated Statement of Cash Flows).

Proceeds from property sales provided cash flow of $6,918,000 in 1996, $2,316,000 in 1995 and $6,079,000 in 1994. The increase of property sales in 1996 as compared to 1995 is due to the $4,500,000 sale of the Goose Island property in Chicago, and the $400,000 sale of .7 acres located at North Ave. Also, the Cherry St. property in Milwaukee, WI sold for $800,000. The decrease in property sales in 1995 as compared to 1996 and 1994 is due to the fact that no major parcels were sold in 1995.

As of December 31, 1996, Heartland had approximately $4.8 million (fair value) invested in marketable securities. All securities are invested in direct obligations of the U.S. Government.

Portfolio income is derived principally from the investment of cash not required for operating activities ("excess cash") in various U.S. Government and corporate obligations. Portfolio income for 1996 was $419,000 compared to $583,000 for 1995 and $506,000 for 1994. The decrease in 1996 compared to 1995 reflects less excess cash available to invest coupled with the investment of a greater portion of the portfolio in U.S. Government securities as opposed to higher yielding Corporate Bonds. Portfolio income for 1995 included approximately $98,000 from the Soo Line. 1995 and 1994 are not materially different after the subtraction of the $98,000 Soo Line interest.

Heartland has approximately 200 active leases on its real estate properties, which generated $1,039,000 of revenue in 1996, $1,331,000 in 1995 and $1,168,000 in 1994. The larger rental income in 1995 as compared to 1996 and 1994 is due the Soo Line payment of $241,000 in back rent for the period from February 1985 through August 1995. Exclusive of the $241,000 from Soo Line, rental revenue for 1995 was $1,090,000. Rental income for 1997 is expected to decrease as a result of non-renewal of several leases in Milwaukee.

At December 31, 1996, Heartland had designated 19 sites, or approximately 940 acres with a book value of $9,650,000, for development. Capitalized expenditures at these sites were $2,051,000 in 1996, $919,000 in 1995 and $1,378,000 in 1994.
At December 31, 1996, capitalized costs on development properties totaled $9.3 million. Expenditures which significantly increase the value and are directly identified with a specific project are capitalized.

The Company performs annual reviews on major properties to determine that the capitalized cost of development properties does not exceed the current fair value without regard to the property's expected net realizable value from development. If the capitalized cost of any property exceeds the current fair value, then a loss is recognized and the capitalized cost is reduced in accordance with FAS 121 (see Item 8 - Note 2 to the Consolidated Financial Statements). No loss is included in the statement of operations for the years ended December 31, 1996, 1995 and 1994.

At December 31, 1996, land held for sale consists of 16,827 acres with a book value of approximately $1.3 million. It will be disposed of in an orderly fashion. It is anticipated that it may take until the end of the year 2000 to dispose of most of these properties.

The cost of property sales for 1996 was $1,674,000 or 24% of sales proceeds, $716,000 or 31% for 1995 and $4,442,000 or 73% for 1994. Heartland sold its industrial plant in Compton, CA and the two houses built at the residential development in Hartland, WI in 1994 resulting in a cost of sales of 73% for 1994. It is not expected that future cost of sales ratios for real estate other than development projects will change materially from ratios experienced in 1996 and 1995, as the balance of Heartland's real estate other than development projects consists primarily of railroad properties acquired over the past 140 years at values far lower than current fair values.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $2.3 million at December 31, 1996 and $2.1 million at December 31, 1995 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

In addition, Heartland has established an allowance for resolution of non-environmental claims of $.4 million.

Heartland does not at this time anticipate that these claims or assessments will have a material effect on the Company's liquidity, financial position and results of operations beyond the reserve which the Company has established for such claims and assessments. In making this evaluation, the Company has assumed that the Company will continue to be able to assert the bankruptcy bar arising from the reorganization of its predecessor and that resolution of current pending and threatened claims and assessments will be consistent with the Company's experience with similar previously asserted claims and assessments.

While the timing of the payment in respect of environmental claims has not significantly adversely effected the Company's cash flow or liquidity in the past, management is not able to reasonably anticipate whether future payments may or may not have a significant adverse effect in the future.

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. In March 1996, CMC signed a line of credit agreement in the amount of $3 million with La Salle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL and pursuant to which CMC pledged cash in the amount of $300,000 as an interest reserve. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (9.25% at March 15, 1997). The agreement terminates on May 14, 1997 at which time all outstanding advances and any accrued interest must be paid. Under the terms of the agreement, CMC is required to maintain a minimum net worth in excess of $17 million, liquid assets in excess of $1 million, is limited in incurring additional indebtedness and restricted from making certain distributions (See Note 4 to the Consolidated Financial Statements).

Results of Operations

For the year ended December 31, 1996, operations resulted in net income of $388,000 or $.18 per Class A Unit. Operations for the years ended December 31, 1995 and 1994 resulted in losses of $4,047,000 or $1.86 per Class A Unit and $2,608,000 or $1.20 per Class A Unit, respectively.

Net income in 1996 as compared to the net loss in 1995 is a result of increased property sales. The increased loss in 1995 as compared to 1994 is primarily a result of increased environmental expenses. The increase in environmental expenses is reflected in professional fees on the Consolidated Statement of Operations and is primarily due to the settlement of the Wheeler Pit litigation (see Note 8 to the Consolidated Financial Statements).

Portfolio income is derived principally from the investment of cash not required for operating activities ("excess cash") in various U.S. Government and corporate obligations. Portfolio income for 1996 was $419,000 compared to $583,000 for 1995 and $506,000 for 1994. The decrease in 1996 compared to 1995 reflects less excess cash available to invest coupled with the investment of a greater portion of the portfolio in U.S. Government securities as opposed to higher yielding Corporate Bonds. Portfolio income for 1995 included approximately $98,000 from the Soo Line. 1995 and 1994 are not materially different after the subtraction of the $98,000 Soo Line interest.

Heartland has approximately 200 active leases on its real estate properties, which generated $1,039,000 of revenue in 1996, $1,331,000 in 1995 and $1,168,000 in 1994. The larger rental income in 1995 as compared to 1996 and 1994 is due the Soo Line payment of $241,000 in back rent for the period from February 1985 through August 1995. Exclusive of the $241,000 from Soo Line, rental revenue for 1995 was $1,090,000. Rental income for 1997 is expected to decrease as a result of non-renewal of several major leases in Milwaukee.

Total expenses for 1996 were $6,537,000 compared to $7,572,000 for 1995 and $6,106,000 for 1994. The decrease of $1,035,000 in 1996 as compared to 1995 is due to a decrease of approximately $300,000 in compensation, $600,000 in professional fees and $200,000 in real estate taxes. The increase of $1,466,000 for 1995 as compared to 1994 is primarily due to an increase in professional fees, primarily due to the settlement of the Wheeler Pit litigation (see Note 8 to the Consolidated Financial Statements).

Item 8.   Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

To the Unitholders of Heartland Partners, L.P.

We have audited the accompanying consolidated balance sheets of Heartland Partners, L.P. (the "Partnership") as of December 31, 1996 and 1995 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heartland Partners, L.P. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                             Ernst & Young LLP

Chicago, Illinois
February 14, 1997

                           HEARTLAND PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1996 and 1995
                            (amounts in thousands)

                                                                               1996                    1995
                                                                               ----                    ----
ASSETS:
-------
Cash......................................................................    $   931                 $    44
Restricted cash...........................................................        300                     ---
Marketable securities (amortized cost $4,761 in 1996 and..................      4,759                   5,905
 $5,863 in 1995)
Accounts receivable (net of allowance of $107 in 1996 and.................        530                     762
 $80 in 1995)
Accrued interest receivable...............................................         13                     126
Prepaid and other assets..................................................        456                     257
                                                                              -------                 -------
          Total......................................................           6,989                   7,094
                                                                              -------                 -------
Property:
Buildings and other.......................................................      1,633                   1,571
  Less accumulated depreciation...........................................        853                     722
                                                                              -------                 -------
Net buildings and other...................................................        780                     849
Land held for sale........................................................      1,286                   1,367
Land held for development.................................................      9,650                   9,337
Capitalized predevelopment costs..........................................      9,335                   9,194
                                                                              -------                 -------
          Net Properties..................................................     21,051                  20,747
                                                                              -------                 -------
Total Assets..............................................................    $28,040                 $27,841
                                                                              =======                 =======

LIABILITIES:
------------

Accounts payable and accrued expenses.....................................    $   248                 $   454
Management fee due affiliate..............................................        425                     425
Accrued real estate taxes.................................................      1,334                   1,520
Allowance for claims and liabilities......................................      2,660                   2,492
Unearned rents and deferred income........................................        536                     528
Dividend payable..........................................................      2,719                     ---
Other liabilities.........................................................         96                     114
Short term loans..........................................................        737                     ---
Note payable to Milwaukee Land Company....................................        ---                     648
                                                                              -------                 -------
Total Liabilities.........................................................      8,755                   6,181
                                                                              -------                 -------

PARTNERS' CAPITAL:
------------------

General Partner...........................................................         66                      89
Class A Limited Partners - 2,142
  units authorized, issued and outstanding................................      9,639                  11,935
Class B Limited Partner...................................................      9,582                   9,594
Unrealized holding (loss) gain on marketable securities...................         (2)                     42
                                                                              -------                 -------
Total partners' capital...................................................     19,285                  21,660
                                                                              -------                 -------

Total liabilities and partners' capital...................................    $28,040                 $27,841
                                                                              =======                 =======

                           HEARTLAND PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
             For the Years Ended December 31, 1996, 1995, and 1994
                            (amounts in thousands)



                                                                           Unrealized
                                                                          Holding Gain
                                                    Class A    Class B     (Loss) on
                                         General    Limited    Limited     Marketable
                                         Partner   Partners    Partner     Securities     Total
                                         -------   ---------   -------    ------------   -------
Balances at January 1, 1994...........    $155     $18,490     $9,628        $ ---       $28,273
Net Loss..............................     (26)     (2,569)       (13)         ---        (2,608)
Marketable securities fair
 value adjustment.....................     ---         ---        ---         (352)         (352)
                                          ----     -------     ------        ------      -------
Balances at December 31, 1994.........     129      15,921      9,615         (352)       25,313
Net Loss..............................     (40)     (3,986)       (21)         ---        (4,047)
Marketable securities fair............     ---         ---        ---          394           394
 value adjustment.....................    ----     -------     ------        ------      -------
Balances at December 31, 1995.........      89      11,935      9,594           42        21,660
Net Income............................       4         382          2          ---           388
Distribution..........................     (27)     (2,678)       (14)         ---        (2,719)
Marketable securities fair
 value adjustment.....................     ---         ---        ---          (44)          (44)
                                          ----     -------     ------        ------      -------
Balances at December 31, 1996.........    $ 66     $ 9,639     $9,582        $  (2)      $19,285
                                          ====     =======     ======        ======      =======

         See accompanying notes to Consolidated Financial Statements          12

                            HEARTLAND PARTNERS, L.P.
                            ========================
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1996, 1995 and 1994
               (amounts in thousands, except for per unit data)

                                                                       1996      1995       1994
                                                                      -------  ---------  ---------
Revenues:
---------
Property sales.......................................................  $6,918   $ 2,316    $ 6,079
Less: cost of property sales.........................................   1,674       716      4,442
                                                                       ------   -------    -------
   Gross profit on property sales....................................   5,244     1,600      1,637
Rental income........................................................   1,039     1,331      1,168
Portfolio income.....................................................     419       583        506
Miscellaneous income.................................................     223        11        187
                                                                       ------   -------    -------
       Total net revenues............................................   6,925     3,525      3,498
                                                                       ------   -------    -------
Expenses:
---------
Compensation and benefits............................................   1,663     1,941      2,023
Professional fees....................................................     923     1,518        654
Real estate taxes....................................................     984     1,156      1,145
Management fee, affiliate............................................     425       425        425
Insurance............................................................     245       270        277
Selling..............................................................     501       523        537
General and administrative...........................................   1,665     1,614        838
Depreciation and amortization........................................     131       125        207
                                                                       ------   -------    -------
   Total expenses....................................................   6,537     7,572      6,106
                                                                       ------   -------    -------

   Net income (loss).................................................  $  388   $(4,047)   $(2,608)
                                                                       ======   =======    =======

   Net income (loss) allocated to General Partner....................  $    4   $   (40)   $   (26)
                                                                       ======   =======    =======

   Net income (loss) allocated to Class B limited partner............  $    2   $   (21)   $   (13)
                                                                       ======   =======    =======

   Net income (loss) allocated to Class A limited partners...........  $  382   $(3,986)   $(2,569)
                                                                       ======   =======    =======

   Net income (loss) per Class A limited partnership unit............  $  .18   $ (1.86)   $ (1.20)
                                                                       ======   =======    =======

   Average number of Class A limited partnership units outstanding...   2,142     2,142      2,142
                                                                       ======   =======    =======

   Distributions declared per Class A limited partnership unit.......  $ 1.25   $   ---    $   ---
                                                                       ======  ========   ========

                           HEARTLAND PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1996, 1995, and 1994
                            (amounts in thousands)

                                                                                            1996            1995            1994
                                                                                          --------         -------         -------
Cash Flow From Operating Activities:
------------------------------------
Net income (loss).....................................................................    $    388         $(4,047)        $(2,608)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
Depreciation and amortization.........................................................         131             125             207
Gain on sales of properties...........................................................      (5,244)         (1,600)         (1,637)
(Accretion) amortization of (discount) premium on securities..........................         (78)             (8)             32
Gain on sale of securities............................................................         (79)             --              --
Net change in allowance for claims and liabilities....................................         168             597            (456)
Net change in assets and liabilities:
  Decrease (increase) in accounts and accrued interest receivable.....................         345            (256)           (199)
  (Decrease) increase in accounts payable and accrued liabilities.....................        (392)            267            (316)
  (Decrease) increase in management fee due affiliate.................................          --            (223)            425
  Net change in other assets and liabilities..........................................        (209)            (33)            (93)
                                                                                          --------         -------         -------
Net cash used in operating activities.................................................      (4,970)         (5,178)         (4,645)
                                                                                          --------         -------         -------

Cash Flow From Investing Activities:
------------------------------------
Proceeds from sales of properties.....................................................       6,918           2,316           6,079
Capital expenditures including land and development costs.............................      (2,109)         (1,010)         (1,395)
Repayment of notes receivable.........................................................          --              80              --
Purchases of marketable securities....................................................     (25,979)         (8,325)         (7,095)
Sales and maturities of marketable securities.........................................      27,238          10,438           4,672
                                                                                          --------         -------         -------
Net cash provided by investing activities.............................................       6,068           3,499           2,261
                                                                                          --------         -------         -------

Cash Flow From Financing Activities:
------------------------------------
(Repayment of) proceeds from note payable to Milwaukee Land Company...................        (648)            648              --
Advances on short term loans..........................................................         737              --              --
Increase in restricted cash...........................................................        (300)             --              --
                                                                                          --------         -------         -------
Net cash (used in) provided by financing activities...................................        (211)            648              --
                                                                                          --------         -------         -------
Increase (decrease) in cash...........................................................         887          (1,031)         (2,384)

Cash at beginning of year.............................................................          44           1,075           3,459
                                                                                          --------         -------         -------
Cash at end of year...................................................................    $    931         $    44         $ 1,075
                                                                                          ========         =======         =======


        See accompanying notes to Consolidated Financial Statements           14

                           Heartland Partners, L.P.
                  Notes to Consolidated Financial Statements

1.  Organization

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, development, leasing and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Milwaukee Land Company ("MLC"). MLC is the general partner of Heartland (in such capacity, the "General Partner"). In July 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland, and CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership in which HDC has a 1% general partnership interest and CMC has a 99% limited partnership interest, were formed to undertake a planned housing development in Minnesota. HDC also has a 1% general partnership in CMC Heartland Partners V, LLC ("CMCV"). CMC has a 99% limited partnership interest in CMCV which was formed in 1996 to construct houses in a master-planned residential community in St. Mary's, GA. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd ("LCL") which serves as the exclusive sale's agent as well as the general contractor in the St. Mary's development. Except as otherwise noted herein, references herein to "Heartland" include CMC, HDC, CMCI, CMCV, and LCL.


The partnership agreement provides generally that Heartland's net income (loss) will be allocated 1% to the General Partner, 98.5% to the Class A limited partners (the "Unitholders") and 0.5% to the Class B limited partner. In addition, the partnership agreement provides that certain items of deduction, loss, income and gain may be specially allocated to the Class A Unitholders or to the holder of the Class B Interest or the General Partner.

When available, the General Partner expects to cause Heartland to make quarterly distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner, although there can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On December 10, 1996, Heartland declared a cash distribution in the amount of $2.7 million to Unitholders of record on December 31, 1996, payable on January 3, 1997.

At December 31, 1996, real estate holdings consisted of approximately 17,767 acres of scattered land parcels. States in which large land holdings are located are Illinois, Iowa, Minnesota, Montana, South Dakota, Washington, Wisconsin, and North Dakota. The remaining acreage is located in Idaho, Indiana, Michigan and Missouri.

                            Heartland Partners L.P.
            Notes to Consolidated Financial Statements - (Continued)


Most of the properties are former railroad rights-of-way, located in rural areas, comprised of long strips of land approximately 100 feet in width. Also included are former station grounds, rail yards and approximately 900 acres of land acquired for industrial sites. Certain air and fiber optics development rights and approximately 70,000 acres of reserved mineral rights are also owned.

The land is typically unimproved. Some of the properties are improved with structures (such as grain elevators and sheds) erected and owned by lessees. Other properties are improved with Heartland-owned buildings that are of little or no value.

Improved properties of value to Heartland include a three-story office building with 60,000 square feet of space in Milwaukee, Wisconsin, a two-story warehouse/office building in northwestern Chicago used for the storage of partnership records, and several small, old warehouse buildings in Milwaukee which are leased to third parties for warehouse use.

2.  Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Heartland; CMC, its 99.99% owned operating partnership; HDC, 100% owned by Heartland; CMCI, 1% general partnership interest owned by HDC and 99% owned by CMC; CMCV, 1% general partnership interest owned by HDC and 99% owned by CMC; and LCL, 100% owned by CMC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Debt securities that the Company does not have the positive intent or ability to hold to maturity, and all marketable equity securities are classified as available-for-sale and are carried at fair value. All of Heartland's marketable securities held at December 31, 1996 and 1995 are classified as available-for-sale. Unrealized holding gains and losses on securities classified as available-for-sale are reported as a separate component of partner's capital. Partners' capital included an unrealized holding loss on marketable securities classified as available for sale of $2,000 at December 31, 1996 and an unrealized holding gain of $42,000 at December 31, 1995. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains (losses). Premiums and discounts on marketable securities are amortized on a straight-line basis using the maturity date of the security to determine the amortization period and such amortization is included in interest income. The cost of securities sold is based on the specific identification method.

                            Heartland Partners L.P.
            Notes to Consolidated Financial Statements - (Continued)

Properties

Properties are carried at their historical cost. Expenditures which significantly improve the values or extend useful lives of the properties are capitalized. Predevelopment costs that are directly identified with a specific development project are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is provided for financial statement purposes over the estimated useful life of the respective assets ranging from 7 years for office equipment and fixtures to 40 years for building and improvements primarily using the straight-line method. Depreciation expense for the years ended December 31, 1996, 1995, and 1994 was $131,000, $99,000, $154,000,
respectively.

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development, operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss. Upon recognition of any impairment loss the Company measures that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. Property is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell.

Fair Value of Financial Instruments

Management has considered fair value information relating to its financial instruments at December 31, 1996. For cash and marketable securities, the carrying amounts approximate fair value. For variable rate debt that reprices frequently, fair values approximate carrying values. For all remaining financial instruments, carrying value approximates fair value due to the relatively short maturity of these instruments.

Income Taxes

A publicly-traded partnership generally is not liable for Federal income taxes, provided that for each taxable year at least 90% of its gross income consists of certain passive types of income. In such case, each partner includes its proportionate share of partnership income or loss in its own tax return. Accordingly, no provision for income taxes is reflected in Heartland's financial statements.

Heartland's assets are carried at historical cost. At December 31, 1996, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

Reclassification

Certain reclassifications have been made to the previously reported 1995 and 1994 statements in order to provide comparability with the 1996 statements. These reclassifications have not changed the 1995 and 1994 results.

                            Heartland Partners L.P.
            Notes to Consolidated Financial Statements - (Continued)

3.  Restricted Cash

On March 15, 1996, CMC signed a line of credit agreement in the amount of $3 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL and pursuant to which CMC pledged cash in the amount of $300,000 as an interest reserve (See Note 4).

4.  Short Term Loans

Advances against the LNB line of credit as described in Note 3 bear interest at the prime rate of LNB plus 1.0% (9.25% at December 31, 1996). This loan is collateralized by certain parcels of land in Chicago, IL which have a carrying value of $5,158,000 as of December 31, 1996. The agreement terminates on May 14, 1997. Under the terms of the agreement, CMC is required to maintain a minimum net worth in excess of $17 million, liquid assets in excess of $1 million, is limited in incurring additional indebtedness and restricted from making certain distributions. At December 31, 1996, $300,000 had been advanced to CMC by LNB against the line of credit.

On December 30, 1996, CMCV signed a revolving line of credit agreement in the amount of $3 million with NationsBank ("NB") to acquire lots and construct houses in Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMC granted a first mortgage to NB on specific lots in said subdivision with a carrying value of $848,000 at December 31, 1996. Advances against the revolving line of credit bear interest at the prime rate of NB plus 1.0% (9.25% at December 31, 1996). The agreement terminates on December 30, 1997, at which time all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will be extended for a period of six months to allow for the completion of homes then under construction, but no new construction shall be commenced. Under the terms of the agreement, CMCV is required to maintain a minimum net worth of $500,000 and a minimum leverage ratio not to exceed of 4:1. At December 31, 1996, $437,000 had been advanced to CMCV by NB against the revolving line of credit.

5.  Recognition and Measurement of Environmental Liabilities

It is Heartland's practice to evaluate environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then an allowance in the minimum amount of the range is established. Environmental costs which are incurred in connection with Heartland's development activities are expensed or capitalized as appropriate.

                            Heartland Partners L.P.
            Notes to Consolidated Financial Statements - (Continued)


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

6.  Related Party Transactions

CMC has a management agreement with MLC, pursuant to which CMC is required to pay MLC an annual management fee in the amount of $425,006. On December 29, 1995, MLC advanced CMC approximately $648,000 and on February 14, 1996 MLC advanced an additional $425,000 for past due management fees. Each advance was in the form of a note payable on demand and bore interest at the prime rate plus 2.5% (10.75% at December 31, 1996). Interest expense on the note was approximately $107,000 for 1996 and $400 for 1995. On December 31, 1996, CMC paid MLC $1,180,400 related to previously accrued management fees including $107,400 for interest related to the past due amounts. At December 31, 1996, the management fee accrued and unpaid was approximately $425,000 representing deferred management fees for the year ended December 31, 1996. On February 14, 1997, CMC paid MLC the $425,000.

Under a management services agreement, MLC reimbursed Heartland for reasonable and necessary costs and expenses for services totaling $180,000 for the year ended December 31, 1996, $109,000 for 1995, and $141,000 for 1994.

7.  Leases

Heartland is a lessor under numerous property lease arrangements with varying lease terms. The majority of the leases are cancelable by either party upon thirty to sixty days notice and provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes, maintain insurance and maintain the condition of the property. Heartland has several major leases on buildings and land in Chicago, Illinois, Milwaukee, Wisconsin and Minneapolis, Minnesota which account for over half of Heartland's annual rental income.

                            Heartland Partners L.P.
            Notes to Consolidated Financial Statements - (Continued)

Future minimum annual lease income under noncancellable operating leases with lease terms in excess of one year as of December 31, 1996 are as follows:


1997..........................   $273,000
1998..........................     59,000
1999..........................     59,000
2000..........................     59,000
2001..........................     59,000
Thereafter....................    330,000
                                 --------
  Total minimum lease income..   $839,000
                                 ========

Heartland leases its office premises and certain equipment under various operating leases. Future minimum lease commitments under non-cancelable operating leases are as follows:



1997..........................   $116,750
1998..........................    104,328
1999..........................     99,070
                                 --------
   Total......................   $320,148
                                 ========

Rent expense for the years ended December 31, 1996, 1995, and 1994 was $132,000, $120,000, and $118,000, respectively.

8.  Legal Proceedings and Contingencies

At December 31, 1996, Heartland's allowance for claims and liabilities was approximately $2.7 million. During the year ended December 31, 1996 a $1,141,000 provision was recorded with respect to environmental matters. At December 31, 1995, Heartland's allowance for claims and liabilities was approximately $2.5 million. During the year ended 1995, a $1,860,000 provision was recorded in respect of environmental matters. Significant legal matters are discussed below.

Soo Line Matters

The Soo Line Railroad Company (the "Soo") has asserted that the Company is liable for certain occupational injury claims filed after the consummation of an Asset Purchase Agreement and related agreements ("APA") by former employees now employed by the Soo. The Company has denied liability for each of these claims based on a prior settlement with the Soo. The Soo has also asserted that the Company is liable for the remediation of releases of petroleum or other regulated materials at six different sites located in Iowa, Minnesota and Wisconsin. The Company has denied liability based on the APA.

                            Heartland Partners L.P.
           Notes to Consolidated Financial Statements - (Continued)

The occupational and environmental claims are all currently being handled by the Soo, and the Company understands the Soo has paid settlements in many of these claims. As a result of Soo's exclusive handling of these matters, the Company has made no determination as to the merits of the claims and is unable to determine the materiality of these claims.

Tacoma, Washington
------------------
In November 1991, the Company moved the United States District Court for the Northern District of Illinois, which acted as the reorganization court for the reorganization of its predecessor (the "Reorganization Court") to bar claims asserted by the Union Pacific Railroad Company ("Union Pacific") arising out of a 1980 sale by its predecessor reorganization trustee of a rail yard in Tacoma, Washington to Union Pacific. Union Pacific asserted claims against the Company under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), state environmental law and the sale contract. Later in November 1991, Union Pacific filed suit in the United States District Court for the Western District of Washington asserting essentially the same claims which the Company moved the Reorganization Court to bar. The litigation in Washington was stayed pending resolution of the Company's motion to bar Union Pacific's claims before the Reorganization Court.

On August 18, 1993, the Seventh Circuit affirmed the bar with respect to Union Pacific's claims under CERCLA and remanded the matter back to the Reorganization Court for further findings with respect to Union Pacific's claims under state law. On February 28, 1996, the Seventh Circuit held that the Union Pacific's claim under Washington environmental law was not barred by its predecessor's reorganization and subsequently denied the Company's motion for rehearing. On January 21, 1997, the United States Supreme Court denied the Company's petition for Writ of Certiorari. Counsel for Union Pacific has indicated that Union Pacific intends to pursue the litigation in the Western District of Washington.

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

Wheeler Pit, Janesville, Wisconsin
----------------------------------
In November 1995 the Company agreed to settle a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The settlement calls for the Company to pay General Motors $800,000 at $200,000 annually for four years, 32% of the monitoring costs for twenty-five years beginning in 1997 and 32% of governmental oversite costs; such oversite costs not to exceed $50,000. Payments of $200,000 were made in 1995 and 1996.

                            Heartland Partners L.P.
           Notes to Consolidated Financial Statements - (Continued)


Miscellaneous Environmental Matters
-----------------------------------
The Company has known environmental liabilities associated with certain of its properties arising out of the activities of its predecessor or certain of its predecessor's lessees and may have further material environmental liabilities as yet unknown. The majority of the Company's known environmental liabilities stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad or in operations conducted by its predecessor's lessees. The following is a summary of significant, known environmental matters, in addition to those described above.

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is responsible for some or all of the liability to remediate certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has raised issues to its liability on grounds similar, but not identical, to the grounds on which the Company denied liability in the litigation with Union Pacific set forth above. Following the Supreme Court's denial of the Company's petition for writ of certiorari, counsel for DEQ has indicated DEQ's intention to file suit to resolve these issues. Management is not able to express an opinion at this time whether the cost of the defense of this liability or the environmental exposure in the event of the Company's liability will or will not be material.

At eleven separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

The Company has petroleum groundwater remediation projects or long term monitoring programs at Austin, Minnesota, Miles City, Montana, and Milwaukee, Wisconsin.

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

The Company has an interest in property at Moses Lake, Washington previously owned and used by the United States government as an Air Force base. Sampling by the Army Corps of Engineers has indicated the presence of various regulated materials, primarily in the groundwater, which were most likely released as a result of military or other third party operations. A portion of the Company's property is located over a well field which was placed on the national priority list in October 1992. The Company has not been named as a PRP.

                            Heartland Partners L.P.
           Notes to Consolidated Financial Statements - (Continued)


The Company is voluntarily investigating the environmental condition of a property in Minneapolis, Minnesota in connection with a contract to sell the property. The investigation has indicated certain metal impacts in the soil and groundwater. The Company's best estimate at this time is that the remediation construction may cost between $425,000 and $881,000. The contract sale price is $773,000.

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

The Company has given notice to its insurers of certain of the Company's environmental liabilities. Due to the high deductibles on these policies, the Company has not yet demanded that any insurer indemnify or defend the Company. Consequently, management has not formed an opinion regarding the legal sufficiency of the Company's claims for insurance coverage.
The Company is also subject to other suits and claims which have arisen in the ordinary course of business. In the opinion of management, reasonably possible losses from these matters should not be material to the Company's results of operations or financial condition.

9.  Compensation and Benefits

An employment agreement with the President and Chief Executive Officer of CMC provided for a base salary of $350,000 per year through July 1, 1995, all or a portion of which could be deferred at the officer's election. On July 2, 1995, CMC entered into a new employment agreement with the President and Chief Executive Officer, which provides for an annual base salary of $350,000 through August 15, 1995 and $275,000 from August 16, 1995 through July 2, 2000, all or a portion of which may be deferred at the officer's election. The contract provides incentive compensation equal to 10% of the value of all amounts distributed to Unitholders and the holder of the Class B Interest in excess of the "Capital Amount" as defined. The Capital Amount approximates the average market value of the Units for the first 30 trading days after the Distribution Date, subject to adjustment as set forth in the contract. During or after the term of employment, incentive payments will be made with respect to distributions by Heartland during Heartland's term of existence, and if distributions are made subsequent to such officer's death, payments will be made to his designee or estate. The contract also provides that in the event of a "change of control of Heartland" during or after the term of employment, the officer shall receive a lump sum payment of $1,250,000.

Heartland sponsors a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. All full-time permanent employees of Heartland are eligible to participate in the plan. A participating employee can authorize contributions to the plan in the form of salary reductions of up to the maximum allowed by the Internal Revenue Code in any plan year. Heartland makes matching

                            Heartland Partners L.P.
            Notes to Consolidated Financial Statements - (Concluded)

     contributions of 50% of each participant's contribution to the plan. Employees are fully vested with respect to salary reduction and Heartland's contributions. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon showing of financial hardship. Heartland contributed to the plan approximately $65,000 in 1996, $66,000 in 1995, and $67,000 in 1994 on behalf of all employees.

10.  Marketable Securities

The following is a summary of marketable securities:

                                                                   Gross          Gross     Estimated
                                                    Amortized    Unrealized    Unrealized     Fair
                                                      Cost         Gains         Losses       Value
                                                    ---------  --------------  ----------   ---------

                                                               (in thousands)
December 31, 1996
U.S. Treasury securities an obligations of U.S.
  government agencies...........................       $4,761  $         ---   $       (2)     $4,759
                                                       ------  -------------   ----------      ------

Total marketable securities, December 31, 1996..       $4,761  $         ---   $       (2)     $4,759
                                                       ======  =============   ==========      ======

December 31, 1995
U.S. Treasury securities and obligations of U.S.
  government agencies...........................       $3,124  $          31   $     ---       $3,155
Corporate debt securities.......................        2,739             58          (47)     $2,750
                                                       ------  -------------   ----------      ------

Total marketable securities, December 31, 1995..       $5,863  $          89   $      (47)     $5,905
                                                       ======  =============   ==========      ======

At December 31, 1996 and 1995 all marketable securities were classified as available-for-sale. Proceeds from sale and maturities of debt securities during 1996, 1995, and 1994, were $27,238,000, $10,438,000, and $4,672,00, respectively. The gain on sale of securities in 1996 was approximately $79,000. Proceeds from sales in 1995 and 1994 approximated cost for all securities at the date of sale. The net adjustment to unrealized holding gains (losses) on marketable securities included as a separate component of partners' capital was $(44,000), $394,000 and $(352,000) for the year ended December 31, 1996, 1995, and 1994, respectively.

                           Heartland Partners L. P.
           Notes to Consolidated Financial Statements - (Continued)



The cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                    Estimated
                                                    Amortized          Fair
                                                       Cost           Value
                                                  --------------  --------------
                                                  (in thousands)  (in thousands)
Due in one year or less.........................  $      $4,529   $       4,528
Due after one year through three years..........            188             187
Due after three years...........................             44              44
                                                  --------------  -------------
     Total......................................  $      $4,761   $       4,759
                                                  ==============  =============

                                                                     Schedule II

         HEARTLAND PARTNERS, L.P.
Notes to Consolidated Financial Statements - (Concluded)


                           HEARTLAND PARTNERS, L.P.
                       VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1996, 1995 and 1994
                            (amounts in thousands)




                                                                      Additions
             Description                            Balance at        Charged to       Deductions        Balance
                                                    beginning         costs and                          at end
                                                     of year           expenses                          of year
-------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1996:

Allowance for claims and liabilities..............  $    2,492        $    1,141       $    (973)(a)      $    2,660

Year Ended December 31, 1995:

Allowance for claims and liabilities..............  $    1,895        $    1,860       $   (1,263)(a)      $   2,492

Year Ended December 31, 1994:

Allowance for claims and liabilities..............  $    2,351        $      214       $     (670)(a)      $   1,895
                                                     =========         =========        ==========          ========


 Note: (a) Payments

                                                                    Schedule III
                           HEARTLAND PARTNERS, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996
                            (amounts in thousands)


                                                                                Gross Amount at Which
                                                       Cost Capitalized                Carried
                            Initial Cost to              Subsequent               at Close of Period
                               Heartland               to Acquisition                    (1)
                            ----------------           --------------        --------------------------
                                                                                                                         Date of
                                  Buildings &                     Carrying           Buildings &          Accumulated   Completion
Description               Land    Improvements   Improvements(3)  Costs (4)   Land   Improvements  Total  Depreciation  Construction
-----------              -------  ------------   ---------------  ---------  ------- ------------  -----  ------------  ------------
Developable Sites
Chicago, IL..........(7) $ 4,555    $     1         $   967(6)    $ 2,211    $ 4,555   $ 3,179    $ 7,734     $   3        Various

Milwaukee, WI........        841        939           1,186(6)      2,846        841     4,971      5,812       377        Various

Fife, WA.............      2,572          -             154           164      2,572       318      2,890         -        Various

Rosemount, MN........        956          -             630           541        956     1,171      2,127         -          N/A

Osprey...............(8)     663          -             185             -        663       185        848         -          N/A

Other developable
properties less than
5% of total..........         63          -             102           408         63       510        573         -          N/A
                         -------     ------         -------       -------    -------    ------    -------      ----
Total developable
properties...........      9,650        940(5)        3,224(6)      6,170      9,650    10,334     19,984       380
                         -------     ------         -------       -------    -------   -------    -------     -----
Sales Properties.....      1,286          -              10(5)          -      1,286        10      1,296         2        Various
                         -------     ------         -------       -------    -------   -------    -------     -----
TOTAL                    $10,936    $   940         $ 3,234       $ 6,170    $10,936   $10,344    $21,280     $ 382
                         =======    =======         =======       =======    =======   =======    =======     =====

                                        Life On
                                         Which
                                      Depreciation
                                       In Latest
                                         Income
                            Date       Statement
Description               Acquired    Is Computed
-----------               --------    ------------
Developable Sites
Chicago, IL..........(7)   Various        (2)

Milwaukee, WI........      Various        (2)

Fife, WA.............      Various

Rosemount, MN........(8)   Various

Osprey...............      Various

Other developable
properties less than
5% of total..........      Various

Total developable
properties...........

Sales Properties.....      Various
TOTAL


 (1) See Attachment A to Schedule III for reconciliation of beginning of period total to total at end of period.
 (2) Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.
 (3) Improvements include all costs which increase the net realizable value of the property except carrying costs.
 (4) Carrying costs consists primarily of legal fees and real estate taxes.
 (5) These amounts are included in Buildings and other on the Consolidated Balance Sheet. Also included in the amount shown on the Consolidated Balance Sheet for Buildings and other is furniture and equipment of $624, with related accumulated depreciation of $471.
 (6) These amounts include $59 that is included in Buildings and other on the Consolidated Balance Sheet.
 (7) Includes certain parcels of land encumbered by a $300,000 short-term loan (See Note 4 to the Consolidated Financial Statements).
 (8) Includes parcels of land encumbered by a $437,000 short-term loan (See Note 4 to the Consolidated Financial Statements).

                           HEARTLAND PARTNERS, L.P.
                         Attachment A to Schedule III
              Reconciliation of Cost of Real Estate At Beginning
                       of Year with Total At End of Year
                                (in thousands)


                                   1996      1995      1994
                                  -------   -------   -------
Balance at January 1............  $20,903   $20,700   $24,021
                                  -------   -------   -------

Additions during year:
  Other acquisitions............      663        --       311
Improvements....................    1,388       919     1,067
                                  -------   -------   -------
   Total Additions..............    2,051       919     1,378
                                  -------   -------   -------

Deductions during year:
  Cost of real estate sold......    1,674       716     4,699
                                  -------   -------   -------
   Total deductions.............    1,674       716     4,699
                                  -------   -------   -------
Balance at December 31..........  $21,280   $20,903   $20,700
                                  =======   =======   =======

             Reconciliation of Real Estate Accumulated Depreciation
                 At Beginning of Year with Total At End of Year
                                 (in thousands)

                                  1996   1995   1994
                                  ----   ----   ----
Balance at January 1............  $323   $264   $450
                                  ----   ----   ----

Additions during year:
  Charged to Expense............    59     59     71
                                  ----   ----   ----
   Total Additions..............    59     59     71
                                  ----   ----   ----

Deductions during year:
  Cost of real estate sold......    --     --    257
                                  ----   ----   ----
   Total deductions.............    --     --    257
                                  ----   ----   ----
Balance at December 31..........  $382   $323   $264
                                  ====   ====   ====

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

                                   PART III


Item 10.  Directors and Executive Officers.

Heartland does not have a Board of Directors.

Set forth below is information for each director of MLC, the general partner of Heartland, and each executive officer of MLC and Heartland. Directors of MLC are not compensated by Heartland.


                                     Principal Occupation, Business
Name and Age                          Experience and Directorships

Lawrence S. Adelson, 47 .....   Vice President and General Counsel of the
                                Company since June 1990; Vice President and
                                General Counsel of MLC since October 1988.

Robert S. Davis, 82 .........   Director of MLC (since October 1988); Chairman
                                of the audit committee of MLC; self-employed
                                consultant (for more than the past five years);
                                Senior Vice President (1978-79), St. Paul
                                Companies (insurance), St. Paul, Minnesota.

Leon F. Fiorentino, 72 ......   Vice President - Finance, Secretary and
                                Treasurer of MLC (since November, 1985); Vice
                                President - Finance, Secretary and Treasurer of
                                CMC (June 1990 - August 1995).

Clarence G. Frame, 78 .......   Chairman (since September 1990); Director of MLC
                                (since November 1985); member of the executive
                                and investment committees of MLC; Chairman of
                                the Board (1984-89) and Chief Executive Officer
                                (1986-89), Tosco Corporation (oil refiner),
                                Stamford, Connecticut. Mr. Frame also serves as
                                a director for Independence One Mutual Funds,
                                Voyaguer Mutual Funds and Tosco Corporation.


Edwin Jacobson, 67 ..........   President and Chief Executive Officer (since
                                September 1990); Director of MLC (since November
                                1985); member of the executive and investment
                                committees of MLC; Chief Executive Officer
                                (since February 1994) and Chairman of the
                                Executive Committee since (June 1992) of Avatar
                                Holdings Inc. (real estate, water and wastewater
                                utilities operations); formerly President of
                                Avatar Holdings Inc. (from February 1994 -
                                February 1997).

Ezra K. Zilkha, 71 ..........   Director of MLC (since October 1988); member of
                                the executive committee and chairman of the
                                investment committee of MLC; President (since
                                1957), Zilkha & Sons, Inc. (Investments), New
                                York, New York. Mr. Zilkha is also a director of
                                Cigna Corporation, Fortune Bancorp, Inc. and
                                Newhall Land and Farming Co.

Item 11. Executive Compensation

The following information is furnished as to all compensation awarded to, earned by or paid to the Chief Executive Officer of CMC and the one other officer with 1996 compensation greater than $100,000.

                                          Annual Compensation       All other
Name and principal position   Year        Salary         Bonus     Compensation
                              ----       --------       -------    ------------
Edwin Jacobson                1996       $275,000       $   ---       $4,750
  President and Chief         1995        321,875           ---        4,750
  Executive Officer           1994        350,000           ---        4,620

Lawrence S. Adelson           1996       $112,500       $   ---       $4,750
  Vice President and          1995        112,500           ---        4,750
  General Counsel             1994        112,500        10,000        4,620

"All other compensation" is comprised of CMC's contribution on behalf of the officers to a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986. Columns for "Other Annual Compensation", "Restricted Stock Awards", "Options/SARS" and "Payout-LTIP Payout" are omitted since there was no compensation awarded to, earned by or paid to any of the above named executives required to be reported in such columns in any fiscal year covered by the table.

Under a deferred salary arrangement available to all employees, Mr. Adelson deferred $14,106 of his 1994 salary into 1995, $32,813 of his 1995 salary into 1996, and $35,341 of his 1996 salary into 1997.

An employment agreement with the President and Chief Executive Officer of CMC provided for a base salary of $350,000 per year through July 1, 1995, all or a portion of which could be deferred at the officer's election. On July 2, 1995, CMC entered into a new employment agreement with the President and Chief Executive Officer, which provides for an annual base salary of $350,000 through August 15, 1995 and $275,000 from August 16, 1995 through July 2, 2000, all or a portion of which may be deferred at the officer's election. The contract provides incentive compensation equal to 10% of the value of all amounts distributed to Unitholders and the holder of the Class B Interest in excess of the "Capital Amount" as defined. The Capital Amount approximates the average market value of the Units for the first 30 trading days after the Distribution Date, subject to adjustment as set forth in the contract. During or after the term of employment, incentive payments will be made with respect to distributions by Heartland during Heartland's term of existence, and if distributions are made subsequent to such officer's death, payments will be made to his designee or estate. The contract also provides that in the event of a "change of control of Heartland" during or after the term of employment, the officer shall receive a lump sum payment of $1,250,000.

Heartland does not maintain any pension, profit-sharing, bonus or similar plan for its employees. Insurance benefit programs are non-discriminatory. CMC sponsors a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986. All full-time permanent employees of CMC are eligible to participate in the plan. In 1994, a participating employee could authorize contributions to the plan in the form of salary reductions of up to $9,500. CMC makes matching contributions of 50% of each participant's contribution to the plan. Employees are fully vested with respect to salary reduction and CMC's contributions. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon a showing of financial hardship.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by Heartland to be beneficial owners of more than 5% of Heartland's outstanding Units at March 10, 1997:

                                             Number of
Name and Address of Beneficial Owner (i)    Units Owned   Percent
----------------------------------------    -----------   -------
Lehman Brothers Holdings, Inc. (ii)
American Express Tower
3 World Financial Center
New York, New York 10285..................    187,400      8.7%

Cowen & Company (iii)
Financial Square
New York, New York 10285..................    156,300      7.3%

Edwin Jacobson (iv)
547 W. Jackson
Chicago, Illinois 60661...................    135,000      6.3%

(i)    Nature of ownership is direct, except as otherwise indicated herein.

(ii) Based on a statement filed on Schedule 13G, as amended through December 31, 1994, Lehman Brothers Holdings Inc., through its subsidiary, Lehman Brothers Inc., a registered broker/dealer, has sole voting and dispositive power with respect to such Units.

(iii) Based on a statement filed on Schedule 13G dated February 12, 1997, Cowen & Company, a registered broker/dealer and investment adviser, has sole voting power of 15,000 Units, shared voting power of 141,300 Units, sole dispositive power of 15,000 Units and shared dispositive power of 141,300 Units.

(iv) Included in the table are 500 units held by Mr. Jacobson's wife as to which Mr. Jacobson shares voting and dispositive power.

Security Ownership of Management

Set forth below is certain information concerning the beneficial ownership of Units by each current director of MLC, the General Partner of Heartland, by each named executive officer of CMC and by all directors and executive officers of MLC and all executive officers of CMC as a group, as of March 10, 1997:


      Name of Beneficial
     Owner and Number of                        Number of
      Persons in Group                         Units Owned     Percent
     -------------------                       -----------     -------
Clarence G. Frame..........................          ---         ---%
Robert S. Davis............................          ---         ---%
Edwin Jacobson (ii)........................      135,000         6.3%
Ezra K. Zilkha (iii).......................       97,000         4.5%
Lawrence S. Adelson........................          ---         ---%
All directors and executive officers
  as a group (6 persons)...................      232,000        10.8%

(i) Nature of ownership is direct, except as otherwise indicated herein. Unless shown, ownership is less than 1% of class.

(ii) Included in the table are 500 units held by Mr. Jacobson's wife as to which Mr. Jacobson shares voting and dispositive power.

(iii) Included in the table are 1,500 Units held by Mr. Zilkha's wife as to which Mr. Zilkha shares voting and dispositive power. Also included are 24,500 Units owned by Zilkha & Sons, Inc., with respect to which Mr. Zilkha may be deemed to be the beneficial owner.

Item 13.  Certain Relationships and Related Transactions

CMC has a management agreement with MLC, pursuant to which CMC is required to pay MLC an annual management fee in the amount of $425,006. On December 31, 1996, CMC paid MLC $1,180,400 related to previously accrued management fees including $107,400 for interest related to the past due amounts.

Under a management services agreement, MLC reimbursed Heartland for reasonable and necessary costs and expenses for services totaling $180,000 for the year ended December 31, 1996, $109,000 for 1995, and $141,000 for 1994.

The officers of MLC and Heartland, including Edwin Jacobson, President and Chief Executive Officer of MLC and Heartland, will not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that (i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland, or any Unitholder on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner (although it is not clear under Delaware law that such provisions would be enforceable). The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will act in its sole discretion, in good faith or pursuant to other appropriate standards.

                                    PART IV
                                    =======

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this report:

     1.  Financial statements
         --------------------

The financial statements of Heartland Partners, L.P. are included in Part II,
Item 8:

REPORT OF INDEPENDENT AUDITORS..............................................  10

CONSOLIDATED BALANCE SHEETS
  December 31, 1996 and 1995................................................  11

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
  For the Years Ended December 31, 1996, 1995, and 1994.....................  12

CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Years Ended December 31, 1996, 1995 and 1994......................  13

CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended December 31, 1996, 1995, and 1994.....................  14

Notes to Consolidated Financial Statements..................................  15

     2.  Financial statement schedules
         -----------------------------

VALUATION AND QUALIFYING ACCOUNTS...........................................  26

REAL ESTATE AND ACCUMULATED DEPRECIATION....................................  27

Attachment A to Schedule III................................................  28

The financial statement schedules are not included in the Annual Report provided to Unitholders. Other schedules are omitted because they are not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.


3.  Exhibits
    --------
3.1          Certificate of Limited Partnership, dated as of October 4, 1988, incorporated by reference to Exhibit 3.1 to Heartland's Annual
             Report on Form 10-K for the year ended December 31, 1990.

3.2          Amended and Restated Agreement of Limited Partnership of Heartland
             Partners, L.P., dated as of June 27, 1990, incorporated by reference to Exhibit 3.2 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1990.

4. Unit of Limited Partnership Interest in Heartland Partners, L.P., incorporated by reference to Exhibit 4 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1990.

10.1 Conveyance Agreement, dated as of June 27, 1990, by and among Chicago Milwaukee Corporation, Milwaukee Land Company, CMC
             Heartland Partners and Heartland Partners, L.P., incorporated by reference to Exhibit 10.1 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1990.

10.2 Management Agreement, dated as of June 27, 1990, by and among Chicago Milwaukee Corporation, Heartland Partners, L.P. and CMC
             Heartland Partners, incorporated by reference to Exhibit 10.2 to Heartland's Annual Report on Form 10-K for the year ended December
             31, 1990.

10.3         Amended and Restated Partnership Agreement of CMC Heartland
             Partners, dated as of June 27, 1990, between Heartland Partners,
             L.P. and Milwaukee Land Company, incorporated by reference to
             Exhibit 10.3 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1990.

10.4         Employment Agreement, dated July 1, 1990, by and between Edwin
             Jacobson and CMC Heartland Partners, incorporated by reference to
             Exhibit 10.4 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1990.*

10.5 First Amendment to Employment Agreement, dated July 1, 1993, by and between Edwin Jacobson and CMC Heartland Partners incorporated by reference to Exhibit 10.5 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1994*.

10.6 Second Amendment to Employment Agreement, dated as of July 1, 1995 between CMC Heartland Partners and Edwin Jacobson, incorporated by reference to Exhibit 10.6 to Heartland's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1995.*

10.7         Employment Agreement, dated July 2, 1995, between CMC Heartland
             Partners and Edwin Jacobson, incorporated by reference to Exhibit
             10.7 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.*

21           Subsidiaries of Heartland Partners, L.P (filed herewith).

27           Financial Data Schedule (filed herewith).
     ------------------------------------------------


             * Management contract required to be filed as a exhibit pursuant to Item 14(c).

         (b)    Reports on Form 8-K
                -------------------

No reports were filed by Heartland with the Securities and Exchange Commission during the last quarter of 1996.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               HEARTLAND PARTNERS, L.P.
                                        ========================================
                                                     (Registrant)

                                                By /s/ Edwin Jacobson
                                        ----------------------------------------
                                                   Edwin Jacobson
                                        President and Chief Executive Officer of
                                        Milwaukee Land Company, General Partner
                                             (Principal Executive Officer)


                                                By /s/ Leon F. Fiorentino
                                        ----------------------------------------
                                                   Leon F. Fiorentino
                                        Vice President-Finance, Treasurer and
                                         Secretary of Milwaukee Land Company,
                                                   General Partner
                                         (Principal Financial and Accounting
                                                       Officer)


Date:  March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

        /s/  Robert S. Davis                         /s/ Edwin Jacobson
------------------------------------       ------------------------------------
        Robert S. Davis                                Edwin Jacobson
(Director of Milwaukee Land Company)        (Director of Milwaukee Land Company)
         March 31, 1997                                March 31, 1997


       /s/ Clarence G. Frame                        /s/  Ezra K. Zilkha
------------------------------------       ------------------------------------
        Clarence G. Frame                              Ezra K. Zilkha
(Director of Milwaukee Land Company)        (Director of Milwaukee Land Company)
         March 31, 1997                                March 31, 1997

                            HEARTLAND PARTNERS, L.P.

                               INDEX TO EXHIBITS

Exhibit
Number             Description                                       Page Number
------             -----------                                       -----------
3.1     Certificate of Limited Partnership, dated as of October 4,
        1988, incorporated by reference to Exhibit 3.1 to
        Heartland's Annual Report on Form 10-K for the year ended
        December 31, 1990.

3.2     Amended and Restated Agreement of Limited Partnership of
        Heartland Partners, L.P., dated as of June 27, 1990, incorporated by reference to Exhibit 3.2 to Heartland's
        Annual Report on Form 10-K for the year ended
        December 31, 1990.

4       Unit of Limited Partnership Interest in Heartland Partners,
        L.P., incorporated by reference to Exhibit 4 to Heartland's
        Annual Report on Form 10-K for the year ended
        December 31, 1990.

10.1 Conveyance Agreement, dated as of June 27, 1990, by and among Chicago Milwaukee Corporation, Milwaukee Land Company, CMC
        Heartland Partners and Heartland Partners, L.P., incorporated by reference to Exhibit 10.1 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1990.

10.2 Management Agreement, dated as of June 27, 1990, by and among Chicago Milwaukee Corporation, Heartland Partners, L.P. and
        CMC Heartland Partners, incorporated by reference to Exhibit
        10.2 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1990.

10.3    Amended and Restated Partnership Agreement of CMC Heartland
        Partners, dated as of June 27, 1990, between Heartland
        Partners, L.P. and Milwaukee Land Company, incorporated by reference to Exhibit 10.3 to Heartland's Annual Report on
        Form 10-K for the year ended December 31, 1990.

10.4    Employment Agreement, dated July 1, 1990, by and between
        Edwin Jacobson and CMC Heartland Partners, incorporated by reference to Exhibit 10.4 to Heartland's Annual Report on
        Form 10-K for the year ended December 31, 1990.

Exhibit
Number                   Description                                 Page Number
------                   -----------                                 -----------
10.5   First Amendment to Employment Agreement, dated July 1, 1993, by and between Edwin Jacobson and CMC Heartland Partners
       incorporated by reference to Exhibit 10.5 to Heartland's
       Annual Report on Form 10-K for the year ended
       December 31, 1994.

10.6   Second Amendment to Employment Agreement, dated as of
       July 1, 1995 between CMC Heartland Partners and Edwin
       Jacobson, incorporated by reference to Exhibit 10.6 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

10.7   Employment Agreement, dated July 2, 1995, between CMC
       Heartland Partners and Edwin Jacobson, incorporated by reference to Exhibit 10.7 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

21     Subsidiaries of Heartland Partners, L.P. (filed herewith).          39

27     Financial Data Schedule (filed herewith).                           40

                                                                           38