Form 10-Q
period 1997-03-31
HEARTLAND PARTNERS L P
filed 1997-05-15
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    March 31, 1997
                                    -------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ______________

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
                            Yes   X        No
                                ------        -----

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           HEARTLAND PARTNERS, L. P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996
                            (dollars in thousands)
                                  (Unaudited)

                                                                      March 31,            December 31,
                                                                         1997                  1996
                                                                      ----------           -------------
Assets:
Cash................................................................  $     753            $        931
Restricted cash.....................................................        410                     300
Marketable securities (at market)...................................        443                   4,759
Accounts receivable (net)...........................................        510                     530
Accrued interest receivable.........................................          0                      13
Prepaid and other assets............................................        454                     456
                                                                      ---------            ------------
      Total.........................................................      2,570                   6,989
                                                                      ---------            ------------

Properties:
Buildings and other.................................................      1,636                   1,633
      Less Accumulated depreciation.................................        877                     853
                                                                      ---------            ------------
Net buildings and other.............................................        759                     780
Land held for sale..................................................      1,279                   1,286
Land held for development...........................................      9,703                   9,650
Capitalized costs...................................................      9,491                   9,335
                                                                      ---------            ------------
      Net properties................................................     21,232                  21,051
                                                                      ---------            ------------

   Total assets.....................................................  $  23,802            $     28,040
                                                                      =========            ============
Liabilities:
Accounts payable and accrued expenses...............................  $     387            $        673
Accrued real estate taxes...........................................      1,303                   1,334
Allowance for claims and liabilities................................      2,456                   2,660
Unearned rents and deferred income..................................        529                     536
Dividend payable....................................................          0                   2,719
Other liabilities...................................................        208                      96
Short-term loans....................................................        880                     737
                                                                      ---------            ------------
      Total liabilities.............................................      5,763                   8,755
                                                                      ---------            ------------
Partners' Capital:
General Partner.....................................................         53                      66
Class A Limited Partners - 2,142,438  units authorized, issued and
  outstanding.......................................................      8,411                   9,639
Class B Limited Partner.............................................      9,576                   9,582
Unrealized holding loss on marketable securities....................         (1)                     (2)
                                                                      ---------            ------------
      Total partners' capital.......................................     18,039                  19,285
                                                                      ---------            ------------
Total liabilities and partners' capital.............................  $  23,802            $     28,040
                                                                      =========            ============

      See accompany notes to condensed consolidated financial statements.                  Page 2 of 15

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE QUARTERS ENDED
                       MARCH 31, 1997 AND MARCH 31, 1996
                  (dollars in thousands except per unit data)
                                  (Unaudited)

                                             Quarter Ended
                                                March 31,
                                          1997           1996
                                       ---------       --------
    Revenues:
    ---------
Property sales........................  $   121         $   137
Less:  Cost of property sales.........        7              40
                                        -------         -------
    Gross profit on property sales....      114              97
Portfolio income......................       24             147
Rental income.........................      332             245
Other revenue.........................       12               1
                                        -------         -------
    Total net revenues................      482             490
                                        -------         -------

    Operating expenses:
    ------------------
Selling expenses......................      115             108
General and administrative expenses...    1,486           1,280
Depreciation and amortization.........       22              27
Management fee........................      106             106
                                        -------         -------
    Total expenses....................    1,729           1,521
                                        -------         -------

    Net Loss..........................  $(1,247)        $(1,031)
                                        =======         =======

    Net (Loss) allocated
       to General Partner.............  $   (13)        $   (10)
                                        =======         =======

    Net (Loss) allocated to
       Class B Limited Partner........  $    (6)        $    (5)
                                        =======         =======

    Net (Loss) allocated to
       Class A Limited Partners.......  $(1,228)        $(1,016)
                                        =======         =======

    Net (Loss) per Class A
       Limited Partnership Unit.......  $  (.57)        $  (.47)
                                        =======         =======

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                            (dollars in thousands)
                                  (Unaudited)

                                                                           1997         1996
                                                                         ---------    ---------
Cash Flow From Operating Activities:
Net (loss).............................................................    $(1,247)     $(1,031)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
  Depreciation and amortization........................................         22           27
  (Accretion) amortization of security (premium)/discount..............        (15)           0
  Gain on sales of properties..........................................       (114)         (97)
  Loss (gain) on sale of securities....................................          2          (55)
  Proceeds from sales of properties....................................        121          137
Net change in assets and liabilities:
  (Decrease) increase in allowance for claims & liabilities............       (204)          55
  Decrease in accounts and interest receivables........................         33          272
  Increase (decrease) in accounts payable and accrued liabilities......          2         (318)
  (Decrease) in management fee due MLC.................................       (319)        (319)
  Net change in other assets and liabilities...........................        107          (56)
                                                                           -------      -------
Net cash flow (used in) operating activities...........................     (1,612)      (1,385)
                                                                            -------     -------
Cash Flow From Investing Activities:
Capital expenditures including land and development costs..............       (548)        (188)
Write-off of capitalized costs.........................................        335            0
Net sales and maturities of marketable securities......................      4,333        1,828
Dividend paid..........................................................     (2,719)           0
                                                                           -------      -------
Net cash flow provided by investing activities.........................      1,401        1,640
                                                                           -------      -------
Cash Flow From Financing Activities:
Proceeds from Note Payable Milwaukee Land Company......................          0          425
Advance on short-term loans............................................        143            0
Increase in restricted cash............................................       (110)        (300)
                                                                           -------      -------
Net cash flow provided by financing activities.........................         33          125
                                                                           -------      -------
(Decrease) increase in cash............................................       (178)         380
Cash at December 31, 1996 and 1995.....................................        931           44
                                                                           -------      -------
Cash at March 31, 1997 and 1996........................................    $   753      $   424
                                                                           =======      =======

    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (unaudited)

1. Consolidation

Heartland Partners, L.P. ("Heartland" or the "Company") was organized to engage in the ownership, development, leasing and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Milwaukee Land Company ("MLC"). MLC is the general partner of Heartland (in such capacity, the "General Partner"). In July 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland, and CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership in which HDC has a 1% general partnership interest and CMC has a 99% limited partnership interest, were formed to undertake a planned housing development in Minnesota. HDC also has a 1% membership interest in CMC Heartland Partners V, LLC ("CMCV"). CMC has a 99% membership interest in CMCV which was formed in 1996 to construct houses in a master-planned residential community in St Marys, GA. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd ("LCL") which serves as the exclusive sales agent as well as the general contractor in the St. Marys development. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCI, CMCV, and LCL.

All adjustments which are in the opinion of management necessary to fairly present the financial statements have been made and are of a normal recurring nature. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 interim statements. These reclassifications have not changed the 1996 results.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with Heartland's audited consolidated financial statements for the fiscal year ended December 31, 1996, including the notes thereto.

2. Contingencies

It is Heartland's practice to evaluate environmental liabilities associated with certain of its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal fees, consulting fees, and government oversight costs, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim for recovery from third parties with respect to the liability. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then an allowance in the minimum amount of the range is established. Environmental costs which are incurred in connection with Heartland's development activities are expensed or capitalized as appropriate.

                            HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (unaudited)


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

At March 31, 1997, Heartland's allowance for claims and liabilities was approximately $2.5 million of which $.4 million was for the resolution of non-environmental claims and $2.1 million was for environmental matters.

3. Restricted Cash

On March 15, 1996, CMC signed a line of credit agreement in the amount of $3 million with LaSalle National Bank ("LNB"), pursuant to which CMC pledged cash in the amount of $300,000 as an interest reserve (See Note 4). On December 30, 1996, CMCV signed a line of credit agreement in the amount of $3 million with NationsBank ("NB"), pursuant to which CMCV pledged cash in the amount of $100,000 as an interest reserve (See Note 4). Restricted cash also includes a $10,000 construction improvement bond held by the Osprey Cove Homeowners Association.

4. Short Term Loans

Advances against the LNB line of credit as described in Note 3 bear interest at the prime rate of LNB plus 1.0% (9.50% at March 31, 1997). This loan is collateralized by certain parcels of land in Chicago, IL which have a carrying value of $5,168,000 as of March 31, 1997. The agreement terminates on May 14, 1997. Under the terms of the agreement, CMC is required to maintain a minimum net worth in excess of $17 million, liquid assets in excess of $1 million, is limited in incurring additional indebtedness and restricted from making certain distributions. At March 31, 1997, $300,000 had been advanced to CMC by LNB against the line of credit.

On December 30, 1996, CMCV signed a revolving line of credit agreement in the amount of $3 million with NationsBank to acquire lots and construct houses in the Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMC granted a first mortgage to NB on specific lots in said subdivision with a carrying value of $1,255,000 at March 31, 1997. Advances against the revolving line of credit bear interest at the prime rate of NB plus 1.0% (9.25% at March 31, 1997). The agreement terminates on December 30, 1997, at which time all outstanding advances and any accrued interest must be paid. In the event the loan

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1997


is not renewed, it will be extended for a period of six months to allow for the completion of homes then under construction, but no new construction shall be commenced. Under the terms of the agreement, CMCV is required to maintain a minimum net worth of $500,000 and a minimum leverage ratio not to exceed of 4:1. At March 31, 1997, $580,000 had been advanced to CMCV by NB against the revolving line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income and portfolio income. Cash and marketable securities at market (excluding restricted cash) approximated $1.2 million at March 31, 1997 This is a decrease of approximately $4.5 million from December 31, 1996. The decrease in cash and marketable securities resulted primarily from the payment of a $2.7 million distribution to unitholders and operating activities totalling $1.6 milliion for the first quarter of 1997.

Proceeds from property sales provided cash flow of $121,000 for the first quarter of 1997 compared to $137,000 for the first quarter of 1996. Management anticipates the closing of approximately $4,000,000 for the balance of the 1997. This includes $3,000,000 for the sale of a major parcel in Milwaukee, WI for which the Company has a signed contract. Management expects that this contract will close in the fourth quarter of 1997. However, there can be no assurance as the contract contains various conditions to closing, some of which are outside of the control of the Company.

At March 31, 1997, there were three homes under contract at Osprey Cove in St. Marys, GA. These contracts are expected to close in the third quarter of 1997.

Heartland has also entered into a letter of intent for the development of 10.3 acres of the Company's downtown Chicago Goose Island Industrial Park. Under the agreement Heartland, Colliers, Bennet and Kahnweiler, a Chicago-based real estate company and Wooten Construction, will form a joint venture to develop over 300,000 square feet of industrial space in the park over the next three years. Heartland expects to receive cash payments of approximately $2.25 million over the next three years and a participation in the profits of the joint venture. The joint venture is expected to close in the second quarter of 1997. The letter of intent contains contingencies typical in such transactions. It is expected that the $.75 per unit balance of the previously announced proposed $2.00 per Unit distribution will be paid following the closing and receipt of the initial proceeds from this joint venture.

The Company had previously signed letters of intent for a project in Lake Geneva, Wisconsin which named the Company as the exclusive builder for certain properties controlled by Geneva National Real Estate Group, LLC and Bank One at Geneva National in Lake Geneva, WI. The Company was unable to reach a final agreement with any of the parties involved and is no longer pursuing this project. At March 31, 1997, Heartland had incurred approximately $481,000 in acquisition costs associated with this project, which were written off in the first quarter of 1997.

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1997



An application for rezoning of approximately 3.8 acres of the Companys' Kinzie Park site located in downtown Chicago, IL was submitted on March 17, 1997 to the City of Chicago. Heartland expects to build approximately 300 units on this site. Heartland expects the rezoning process to be completed in the third quarter of 1997.

Heartland has also submitted an application for annexation and rezoning to the City of Fife for a 178 acre parcel of land located in Pierce County, Washington. The Company expects this annexation and rezoning process to be completed by the end of the third quarter of 1997.

Portfolio income is derived from the investment of cash not required for operating activities. As of March 31,1997, Heartland had approximately $443,000 (fair value) invested in marketable securities. All securities were direct obligations of the U.S. Government. Portfolio income for the first quarter of 1997 was $24,000 compared to $147,000 for the similar period of 1996. The decrease in portfolio income is due to a decrease in interest income resulting from a decrease in cash available for investment.

CMC has approximately 200 active leases on its real estate properties, which generated $332,000 of revenue in the first quarter of 1997 compared to $245,000 in the first quarter of 1996. The increase of $87,000 for 1997 as compared to 1996 is primarily due to the collection of additional rent from a lessee in Minneapolis, MN. This lease is expected to generate an additional $60,000 for the balance of 1997 as compared to 1996.

At March 31, 1997, Heartland had designated 19 sites, or approximately 940 acres with a book value of $9,703,000 for development. Capitalized expenditures at these sites were $492,000 for the three months ended March 31, 1997, which included $353,000 at Osprey Cove, compared to $188,000 for the similar period of 1996. At March 31, 1997, capitalized costs on development projects totaled $9.5 million. Expenditures which significantly increase the value and are directly identified to a specific project are capitalized.

At March 31, 1997, the land held for sale was comprised of approximately 16,717 acres with a book value of approximately $1.3 million. It will be disposed of in an orderly fashion. Currently, CMC does not foresee disposing of all of the land before the end of the year 2000.

It is the Company's practice to evaluate environmental liabilities associated with certain of its properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $2.1 million at March 31, 1997 for possible environmental liabilities, including remediation, legal fees, consulting fees and government oversight costs. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

In addition, Heartland has established an allowance for resolution of non-environmental claims of $.4 million.

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1997


Heartland does not at this time anticipate that those claims or assessments for which Heartland has established a reserve will have a material effect on the Company's liquidity, financial position and results of operations beyond the reserve which the Company has established for such claims and assessments. In making this evaluation, the Company has assumed that it will continue to be able to assert the bankruptcy bar arising from the reorganization of its predecessors and that resolution of current pending and threatened claims and assessments will be consistent with the Company's experience with similar previously asserted claims and assessments.

While the timing of the payment in respect of environmental claims has not significantly adversely effected the Company's cash flow or liquidity in the past, management is not able to reasonably anticipate whether future payments may or may not have a significant adverse effect in the future.

Heartland's management believes it will have sufficient funds available for operating expenses. The Company has established a $3.0 million line of credit at LaSalle National Bank ("LNB") and a $3.0 million line of credit at NationsBank, N.A ("NB"). At March 31, 1997, $300,000 had been advanced to CMC by LNB against the line of credit and $580,000 had been advanced to CMCV by NB against the revolving line of credit. Based on recent discussions with outside financing sources, management believes that financing will be available for development projects currently contemplated by Heartland.

Results of Operations

Operations for the quarter ended March 31, 1997 resulted in a net loss of $1,247,000, of which $1,228,000 was allocated to the Class A limited partners, or $.57 per Class A unit. Operations for the same quarter of 1996 resulted in a loss of $1,031,000, of which $1,016,000 was allocated to the Class A limited partners, or $.47 per Class A unit.

Property sales for the first quarter of 1997 were $121,000 compared to $137,000 for the first quarter of 1996. Property sales in the first quarter of 1997 were comprised of parcels of raw land, while 1996 first quarter property sales included $39,000 for the sale of a lot at the Willow Bluff development in Hartland, WI.

Portfolio income for the first quarter of 1997 was $24,000 compared to $147,000 for the first quarter of 1996. The decrease in portfolio income is due to a decrease in interest income resulting from a decrease in cash available for investment.

Rental income for the first three months of 1997 was $332,000 compared to $245,000 for the similar period of 1996. The increase in rental income for the first quarter of 1997 as compared to 1996 is due to the inclusion in the first quarter of 1997 of $87,000 of back rent from a lessee in Minneapolis, MN.

Total expenses for the first quarter of 1997 were $1,729,000 compared to $1,521,000 for the same period of 1996. The increase of $208,000 for the first quarter of 1997 as compared to the first quarter of 1996 is primarily due to an increase in acquisition expense related to the write-off of the costs incurred for the Geneva National project.

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1997

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings and Contingencies

At March 31, 1997, Heartland's allowance for claims and liabilities was approximately $2.5 million. During the quarter ended March 31, 1997, a $6,300 provision was recorded in respect of environmental matters. Material legal matters are discussed below.

Soo Line Matters
----------------

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

Tacoma, Washington
------------------

In November 1991, the Company moved the United States District Court for the Northern District of Illinois, which acted as the reorganization court for the reorganization of its predecessor (the "Reorganization Court") to bar claims asserted by the Union Pacific Railroad Company ("Union Pacific") arising out of a 1980 sale by its predecessors reorganization trustee of a rail yard in Tacoma, Washington to Union Pacific. Union Pacific asserted claims against the Company under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), state environmental law and the sale contract. Later in November 1991, Union Pacific filed suit in the United States District Court for the Western District of Washington asserting essentially the same claims which the Company moved the Reorganization Court to bar. The litigation in Washington was stayed pending resolution of the Company's motion to bar Union Pacific's claims before the Reorganization Court.

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

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1997


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

Miscellaneous Environmental Matters
-----------------------------------

The Company has known environmental liabilities associated with certain of its properties arising out of the activities of its predecessor or certain of its predecessor's lessees and may have further material environmental liabilities as yet unknown. The majority of the Company's known environmental liabilities stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad or in operations conducted by its predecessor's lessees. The following is a summary of material known environmental matters, in addition to those described above.

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

At thirteen separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

The Company has petroleum groundwater remediation projects or long term monitoring programs at Austin, Minnesota, Miles City, Montana, and Milwaukee, Wisconsin.

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1997


In December 1989, the Minnesota Pollution Control Agency ("MPCA") added a site which includes the Company's Pig's Eye Yard site in St. Paul, Minnesota to its Permanent List of Priorities based on historical records and an initial investigation of soil and groundwater conditions adjacent to Pig's Eye Yard. Portions of this site had been leased to the City of St. Paul for a landfill and to the Metropolitan Waste Control Commission for disposal of incinerator ash. The site, which includes portions of the adjacent municipal waste water treatment plant, was placed on the Superfund Accelerated Clean Up Model list in 1993. No potentially responsible parties ("PRPs") have been formally named at this site.

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

The Company is voluntarily investigating the environmental condition of a property in Minneapolis, Minnesota in connection with a contract to sell the property. The investigation has indicated certain metal impacts in the soil and groundwater. The Company's best estimate at this time is that the remediation construction may cost between $425,000 and $881,000. The contract sale price is $730,000.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit 27 - Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended March 31, 1997.

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1997


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               HEARTLAND PARTNERS, L.P.
                                                     (Registrant)

Date:  May 15, 1997                            BY:  /s/ Edwin Jacobson
                                                  ----------------------
                                                       Edwin Jacobson
                                           President and Chief Executive Officer
                                                    Milwaukee Land Company,
                                                      the General Partner






Date:  May 15, 1997                          BY:  /s/ Leon F. Fiorentino
                                                ---------------------------

                                                      Leon F. Fiorentino
                                                  Vice-President, Secretary
                                                       and Treasurer of
                                                   Milwaukee Land Company,
                                                     the General Partner

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1997



                                 EXHIBIT INDEX
                                 -------------

Exhibit Number                   Description       Sequential Page Number
--------------                   -----------       ----------------------

  27                   Financial Data Schedule             15