Form 10-Q
period 1997-06-30
HEARTLAND PARTNERS L P
filed 1997-08-14
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark one)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended            June 30, 1997
                                    --------------------------------------------

                                      OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________________to_______________________

Commission File Number: 1-10520


                           HEARTLAND PARTNERS, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        DELAWARE                                            36-3606475
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)



     547 WEST JACKSON BOULEVARD, CHICAGO, ILLINOIS                      60661
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

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           HEARTLAND PARTNERS, L. P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                            (dollars in thousands)
                                  (Unaudited)

                                                                              JUNE 30,     DECEMBER 31,
                                                                                1997          1996
                                                                           -------------  -------------
ASSETS:
Cash.....................................................................  $         319  $        931
Restricted cash..........................................................            610           300
Marketable securities (at market)........................................            138         4,759
Accounts receivable (net)................................................            604           530
Accrued interest receivable..............................................              1            13
Prepaid and other assets.................................................            404           456
                                                                           -------------  -------------
   Total.................................................................          2,076         6,989
                                                                           -------------  -------------

Properties:
Buildings and other......................................................          2,356         1,633
   Less Accumulated depreciation.........................................            903           853
                                                                           -------------  -------------
Net buildings and other..................................................          1,453           780
Land held for sale.......................................................          1,266         1,286
Land held for development................................................         10,296         9,650
Capitalized costs........................................................          9,598         9,335
                                                                           -------------  -------------
   Net properties........................................................         22,613        21,051
                                                                           -------------  -------------

   TOTAL ASSETS..........................................................  $      24,689       $28,040
                                                                           =============  =============
LIABILITIES:
Accounts payable and accrued expenses....................................  $         885  $        673
Accrued real estate taxes................................................          1,340         1,334
Allowance for claims and liabilities.....................................          2,260         2,660
Unearned rents and deferred income.......................................            518           536
Dividend payable.........................................................              0         2,719
Other liabilities........................................................            294            96
Short-term loans.........................................................          2,641           737
                                                                           -------------  -------------
   TOTAL LIABILITIES.....................................................          7,938         8,755
                                                                           -------------  -------------
PARTNERS' CAPITAL:
General Partner..........................................................             38            66
Class A Limited Partners - 2,142,438  units authorized, issued and
  outstanding............................................................          7,143         9,639
Class B Limited Partner..................................................          9,570         9,582
Unrealized holding loss on marketable securities.........................              0            (2)
                                                                           -------------  -------------
   TOTAL PARTNERS' CAPITAL...............................................         16,751        19,285
                                                                           -------------  -------------

                                                                           -------------  -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL..................................  $      24,689  $     28,040
                                                                           =============  =============

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE QUARTERS AND SIX MONTHS ENDED
                        JUNE 30, 1997 AND JUNE 30, 1996
                  (dollars in thousands except per unit data)
                                  (Unaudited)

                                                       Quarter Ended                Six Months Ended
                                                          June 30,                     June 30,
                                                      1997       1996              1997      1996
                                                     ----------------              -----------------
     REVENUES:
     ---------
Property sales................................    $      121    $    1,194     $      241   $    1,331
Less: Cost of property sales..................            13           429             20          469
                                                  ----------    ----------     ----------   ----------
     Gross profit on property sale............           108           765            221          862
Portfolio income..............................             8            52             32          199
Rental income.................................           349           317            682          562
Other revenue.................................           169             7            181            8
                                                  ----------    ----------     ----------   ----------
     TOTAL NET REVENUES.......................           634         1,141          1,116        1,631
                                                  ----------    ----------     ----------   ----------

     OPERATING EXPENSES:
     -------------------
Selling expenses..............................           522           121            647          229
General and administrative expenses...........         1,268         1,381          2,743        2,661
Depreciation and amortization.................            27            27             49           54
Management fee................................           106           106            213          212
                                                  ----------    ----------     ----------   ----------
     TOTAL EXPENSES...........................         1,923         1,635          3,652        3,156
                                                  ----------    ----------     ----------   ----------

     NET LOSS.................................    $   (1,289)   $     (494)    $   (2,536)  $   (1,525)
                                                  ==========    ==========     ==========   ==========

     NET LOSS ALLOCATED TO GENERAL PARTNER
      AND CLASS B LIMITED PARTNER.............    $      (20)   $       (7)    $      (38)  $      (22)
                                                  ==========    ==========     ==========   ==========

     NET LOSS ALLOCATED TO CLASS A
      LIMITED PARTNERS........................    $   (1,269)   $     (487)    $   (2,498)  $   (1,503)
                                                  ==========    ==========     ==========   ==========

     NET LOSS PER CLASS A
      LIMITED PARTNERSHIP UNIT................    $     (.60)   $     (.23)    $    (1.17)  $     (.70)
                                                  ==========    ==========     ==========   ==========

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                            (dollars in thousands)
                                  (Unaudited)

                                                                                        1997            1996
                                                                                    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss.......................................................................     $    (2,536)    $    (1,525)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization
                                                                                             49              54
   Gain on sales of properties.................................................            (221)           (862)
   Loss (gain) on sale of securities...........................................               3             (45)
   Proceeds from sales of properties...........................................             241           1,331
Net change in assets and liabilities:
   Decrease in allowance for claims & liabilities..............................            (400)           (374)
   Decrease (increase) in accounts and interest receivables....................             (63)            264
   Increase (decrease) in accounts payable and accrued liabilities.............             430             (41)
   (Decrease) in management fee due MLC........................................            (212)           (213)
   Net change in other assets and liabilities..................................             233              67
                                                                                    -----------     -----------
NET CASH FLOW (USED IN) OPERATING ACTIVITIES...................................          (2,476)         (1,344)
                                                                                    -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures including land and development costs......................          (1,966)           (504)
Write-off of capitalized costs.................................................             335               0
Advance payment on note receivable.............................................               0             (55)
Amortization of security premium/discount......................................             (18)             (4)
Net sales and maturities of marketable securities..............................           4,638            1865
Dividend paid..................................................................          (2,719)              0
                                                                                    -----------     -----------
NET CASH FLOW PROVIDED BY INVESTING ACTIVITIES.................................             270           1,302
                                                                                    -----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Note Payable Milwaukee Land Company..............................               0             425
Advance on short-term loans....................................................           1,904               0
Increase in restricted cash....................................................            (310)           (300)
                                                                                    -----------     -----------
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES.................................           1,594             125
                                                                                    -----------     -----------

(Decrease) increase in cash....................................................            (612)             83

Cash at December 31, 1996 and 1995.............................................             931              44
                                                                                    -----------     -----------
CASH AT JUNE 30, 1997 AND 1996.................................................     $       319     $       127
                                                                                    ===========     ===========

                           HEARTLAND PARTNERS, L. P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997


1.   CONSOLIDATION

Heartland Partners, L.P. ("Heartland" or the "Company") was organized to engage in the ownership, development, leasing and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Milwaukee Land Company ("MLC"). MLC is the general partner of Heartland (in such capacity, the "General Partner"). In July 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland, and CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership in which HDC has a 1% general partnership interest and CMC has a 99% limited partnership interest, were formed to undertake a planned housing development in Minnesota. HDC also has a 1%membership in CMC Heartland Partners V, LLC ("CMCV"). CMC has a 99%membership interest in CMCV which was formed in 1996 to construct houses in a master-planned residential community in St. Marys, GA. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd ("LCL") which serves as the exclusive sales agent as well as the general contractor in the St. Marys development. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCI, CMCV, and LCL.

All adjustments which are in the opinion of management necessary to fairly present the financial statements have been made and are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                           HEARTLAND PARTNERS, L. P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997

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

At June 30, 1997, Heartland's allowance for claims and liabilities was approximately $2.26 million of which $.4 million was for the resolution of non-environmental claims and $1.86 million was for environmental matters.

3.   RESTRICTED CASH

On May 14, 1997, CMC established a line of credit agreement in the amount of $5 million with LaSalle National Bank ("LNB"), pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve (See Note 4). On December 30, 1996, CMCV signed a line of credit agreement in the amount of $3 million with NationsBank ("NB"), pursuant to which CMCV pledged cash in the amount of $100,000 as an interest reserve (See Note 4). Restricted cash also includes a $10,000 construction improvement bond held by the Osprey Cove Homeowners Association.

4.   SHORT TERM LOANS

Advances against the LNB line of credit as described in Note 3 bear interest at the prime rate of LNB plus 1.0% (9.50% at June 30, 1997). This loan is collateralized by certain parcels of land in Chicago, IL which have a carrying value of $5,263,000 as of June 30, 1997. The agreement terminates on May 1, 1998. Under the terms of the agreement, CMC is required to maintain a minimum net worth in excess of $15 million, liquid assets in excess of $1 million, is limited in incurring additional indebtedness and restricted from making certain distributions. At June 30, 1997, $1,600,000 had been advanced to CMC by LNB against the line of credit.

On December 30, 1996, CMCV signed a revolving line of credit agreement in the amount of $3 million with NationsBank to acquire lots and construct houses in the Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMCV granted a first mortgage to NB on specific lots in said subdivision with a carrying value of $2,334,000 at June 30, 1997. Advances against the revolving line of credit bear interest at the prime rate of NB plus 1.0% (9.50% at June 30, 1997). The agreement terminates on December 30, 1997, at which time all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will be extended for a period of six months to allow for the completion of homes then under construction, but no new construction shall be commenced. Under the terms of the agreement, CMCV is required to

                           HEARTLAND PARTNERS, L. P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997

maintain a minimum net worth of $500,000 and a minimum leverage ratio not to exceed of 4:1. At June 30, 1997, $1,041,000 had been advanced to CMCV by NB against the revolving line of credit.

                            HARTLAND PARTNERS, L.P.
                                 JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income and portfolio income. Cash and marketable securities at market (excluding restricted cash) approximated $457,000 June 30, 1997 This is a decrease of approximately $5.2 million from December 31, 1996. The decrease in cash and marketable securities resulted primarily from the payment of a $2.7 million distribution to unitholders, capital expenditures of $1.9 million and operating activities.

Proceeds from property sales provided cash flow of $121,000 for the second quarter of 1997 compared to $241,000 for the second quarter of 1996. Management anticipates the closing of approximately $4,000,000 for the balance of the 1997. This includes $3,000,000 for the sale of a major parcel in Milwaukee, WI for which the Company has a signed contract. Management expects that this contract will close in the fourth quarter of 1997. However, there can be no assurance as the contract contains various conditions to closing, some of which are outside of the control of the Company.

At June 30, 1997, the Company owned 30 lots at Osprey Cove, had 12 accepted contracts, 8 for home/lot packages and 4 for lots only and had 7 reservations.

Heartland has also entered into a letter of intent for the development of 10.3 acres of the Company's downtown Chicago Goose Island Industrial Park. The letter of intent contemplates that Colliers, Bennet and Kahnweiler, a Chicago-based real estate company, Wooten Construction, and Heartland will form a joint venture to develop approximately 300,000 square feet of industrial space in the park over the next three years. Heartland expects, that if the transaction is consummated, to receive cash payments of approximately $2.25 million over the next three years and a participation in the profits of the joint venture. The letter of intent contains contingencies typical in such transactions. It is expected that the $.75 per unit balance of the previously announced proposed $2.00 per Unit distribution will be paid following the closing and receipt of the initial proceeds from this joint venture.

An application for rezoning of approximately 3.8 acres of the Company's Kinzie Park site located in downtown Chicago, IL was submitted on March 17, 1997 to the City of Chicago. Heartland has received zoning for 381 units on the site.

Heartland has also submitted an application for annexation and rezoning to the City of Fife for a 178 acre parcel of land located in Pierce County, Washington. The Company expects this annexation and rezoning process to be completed by the end of the third quarter of 1997.

Portfolio income is derived from the investment of cash not required for operating activities. As of June 30, 1997 Heartland had approximately $138,000 (fair value) invested in marketable securities. All securities were direct obligations of the U.S. Government. Portfolio income for the second quarter of 1997 was $8,000 compared to $52,000 for the similar period of 1996. The decrease in portfolio income is due to a decrease in interest income resulting from a decrease in cash available for investment.

                            HARTLAND PARTNERS, L.P.
                                 JUNE 30, 1997

CMC has approximately 200 active leases on its real estate properties, which generated $349,000 of revenue in the second quarter of 1997 compared to $317,000 in the second quarter of 1996. The increase of $31,000 for the second quarter of 1997 as compared to 1996 is primarily due to the collection of additional rent from a lessee in Minneapolis, MN.

At June 30, 1997, Heartland had designated 19 sites, or approximately 940 acres with a book value of $10,296,000 for development. Approximately $1,994,000 was invested in the company's projects in the quarter ended June 30, 1997. Osprey Cove accounted for $1,744,000 of these expenditures. During the quarter, approximately $163,000 of assets previously capitalized were expensed. Expenditures which significantly increase the value and are directly identified to a specific project are capitalized.

At June 30, 1997, the land held for sale was comprised of approximately 16,881 acres with a book value of approximately $1.3 million. It will be disposed of in an orderly fashion. Currently, CMC does not foresee disposing of all of the land before the end of 2000.

It is the Company's practice to evaluate environmental liabilities associated with certain of its properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $1.86 million at June 30, 1997 for possible environmental liabilities, including remediation, legal fees, consulting fees and government oversight costs. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

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

Heartland's management believes it will have sufficient funds available for operating expenses. The Company has established a $5.0 million line of credit at LaSalle National Bank ("LNB") and a $3.0 million line of credit at NationsBank, N.A ("NB"). At June 30, 1997, $1,600,000 had been advanced to CMC by LNB against the line of credit and $1,041,000 had been advanced to CMCV by NB against the revolving line of credit.

                            HARTLAND PARTNERS, L.P.
                                 JUNE 30, 1997

Based on recent discussions with outside financing sources, management believes that financing will be available for development projects currently contemplated by Heartland.

RESULTS OF OPERATIONS

Operations for the second quarter and six months ended June 30, 1997 resulted in a loss of $1,289,000 and $2,536,000 respectively, of which $1,269,000 and $2,498,000 were allocated to the Class A limited partners, or $.60 and $1.17 per Class A unit. Operations for the same quarter and six months of 1996 resulted in a loss of $494,000 and $1,525,000 respectively, of which $487,000 and $1,503,000 was allocated to the Class A limited partners, or $.23 and $.70 per Class A unit.

Property sales for the second quarter and first six months of 1997 were $121,000 and $241,000 compared to $1,194,000 and $1,331,000 for the similar period of 1996. There were no major property sales during the first six months of 1997. Second quarter 1996 sales include $774,000 for the sale of the Cherry Street property in Wisconsin and $182,000 from the 8th Street coach yard in Minneapolis, MN. The condemnation of the 8th Street coach yard occurred in 1991. The $182,000 represents a partial release of funds escrowed for environmental matters.

Portfolio income for the second quarter of 1997 was $8,000 compared to $52,000 for the second quarter of 1996. Portfolio income for the first six months of 1997 was $32,000 compared to $199,000 for the similar period of 1996. Portfolio income for 1996 includes a gain on the sale of securities of $45,000. Net of any gain or loss on the sale of securities, portfolio income for the first six months of 1997 decreased $122,000 as compared to the first six months of 1996. The decrease in portfolio income is primarily due to a decrease in excess cash available to invest in marketable securities.

Rental income for the second quarter and first six months of 1997 was $349,000 and $681,000 respectively compared to $317,000 and $562,000 for the similar periods of 1996. The increase in rental income for the second quarter and first six months of 1997 as compared to 1996 is primarily due to the inclusion of $113,000 in 1997 of back rent from a lessee in Minneapolis, MN.

Total expenses increased by $288,000 and $496,000 respectively for the second quarter and first six months of 1997 as compared to the second quarter and first six months of 1996. The increase in expenses is primarily due to increased sales and marketing expenses at the Osprey Cove development project in St. Marys, Georgia.

                            HARTLAND PARTNERS, L.P.
                                 JUNE 30, 1997

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS AND CONTINGENCIES

At June 30, 1997, Heartland's allowance for claims and liabilities was approximately $2.3 million. During the quarter ended June 30, 1997, a $112,300 provision was recorded in respect of environmental matters. Material legal matters are discussed below.

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

The occupational and environmental claims are all currently being handled by the Soo, and the Company understands the Soo has paid settlements on many of these claims. As a result of Soo's exclusive handling of these matters, the Company has made no determination as to the merits of the claims and is unable to determine the materiality of these claims.

Tacoma, Washington
------------------

In June 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest.

Between 1991 and 1997, the Company, the Port and the Port's predecessor in interest, litigated the Company's motion to bar liability arising out of the sale of the railyard due to the reorganization of the Company's predecessor before the United States District Court for the Northern District of Illinois, which served as the reorganization court for the company's predecessor. On February 28, 1996, the United States Court of Appeals for the Seventh Circuit ruled that claims under certain Washington state environmental laws were not barred by the reorganization of the Company's predecessor. The United States Supreme Court subsequently denied a petition for Writ of Certiorari.

A draft feasibility study dated November 1994, submitted to the Washington Department of Ecology on behalf of the Port estimates that the selected remedial alternative for a portion of the site may cost approximately $3.65 million.

Management is not able to reasonably predict the outcome of this matter or, in the event of an adverse outcome, to reasonably estimate the amount of the Company's liability. Accordingly, management has only

                            HARTLAND PARTNERS, L.P.
                                 JUNE 30, 1997

recorded a reserve in the amount of estimated attorney fees. Management believes it has meritorious defenses in this matter and intends to pursue them vigorously.

Wheeler Pit, Janesville, Wisconsin
----------------------------------

In November 1995 the Company agreed to settle a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The settlement calls for the Company to pay General Motors $800,000 at $200,000 annually for four years, 32% of the monitoring costs for twenty-five years beginning in 1997 and 32% of governmental oversite costs; such oversite costs not to exceed $50,000. Payments of $200,000 were made in 1995, 1996 and 1997.

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

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is responsible for some or all of the liability to remediate certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has raised issues to its liability on grounds similar, but not identical, to the grounds on which the Company denied liability in the litigation with the Port of Tacoma set forth above. Following the Supreme Court's denial of the Company's petition for writ of certiorari, counsel for DEQ has indicated DEQ's intention to file suit to resolve these issues. Management is not able to express an opinion at this time whether the cost of the defense of this liability or the environmental exposure in the event of the Company's liability will or will not be material.

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

                            HARTLAND PARTNERS, L.P.
                                 JUNE 30, 1997

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

In addition to the environmental matters set forth above, there may be other properties,(i), with environmental liabilities not yet known to the Company, or
(ii), with potential environmental liabilities for which the Company has no reasonable basis to estimate or, (iii), which the Company believes the Company is not reasonably likely to ultimately bear the liability, but the investigation or remediation of which may require future expenditures. Management is not able to express an opinion at this time whether the environmental expenditures for these properties will or will not be material.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     Exhibit 27 - Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended June 30, 1997.

                            HARTLAND PARTNERS, L.P.
                                 JUNE 30, 1997


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               HEARTLAND PARTNERS, L.P.
                                                     (Registrant)

Date:  August 15, 1997                       BY:  /s/ Edwin Jacobson
                                                -----------------------------
                                                     Edwin Jacobson
                                         President and Chief Executive Officer
                                                Milwaukee Land Company
                                                  the General Partner




Date:  August 15, 1997                       BY:  /s/ Leon F. Fiorentino
                                                -----------------------------
                                                     Leon F. Fiorentino
                                                 Vice-President, Secretary
                                                     and Treasurer of
                                                  Milwaukee Land Company,
                                                    the General Partner

                            HARTLAND PARTNERS, L.P.
                                 JUNE 30, 1997



                                 EXHIBIT INDEX
                                 -------------

Exhibit Number Number          Description             Sequential Page
---------------------          -----------             ---------------

   27                  Financial Data Schedule