Form 10-Q
period 1997-09-30
HEARTLAND PARTNERS L P
filed 1997-11-14
CIK 843964

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended             September 30, 1997
                                    --------------------------------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________ to ____________________

Commission File Number: 1-10520


                           HEARTLAND PARTNERS, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                         36-3606475
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)


 547 West Jackson Boulevard, Chicago, Illinois                        60661
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
                                   Yes   X     No
                                        ---       ---

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEARTLAND PARTNERS, L. P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                            (dollars in thousands)
                                  (unaudited)

                                                                      September 30,     December 31,
                                                                          1997              1996
                                                                      -------------     ------------
Assets:
Cash...............................................................         $ 3,992          $   931
Restricted cash....................................................             610              300
Marketable securities (at market)..................................             140            4,759
Accounts receivable (net)..........................................             446              530
Accrued interest receivable........................................               1               13
Prepaid and other assets...........................................             414              456
                                                                            -------          -------
        Total......................................................           5,603            6,989
                                                                            -------          -------

Properties:
Buildings and other................................................           2,588            1,633
        Less Accumulated depreciation..............................             932              853
                                                                            -------          -------
Net buildings and other............................................           1,656              780
Land held for sale.................................................           1,256            1,286
Land held for development..........................................          10,053            9,650
Capitalized costs..................................................           8,724            9,335
                                                                            -------          -------
        Net properties.............................................          21,689           21,051
                                                                            -------          -------

    Total assets...................................................         $27,292          $28,040
                                                                            =======          =======
Liabilities:
Accounts payable and accrued expenses..............................         $ 1,477          $   673
Accrued real estate taxes..........................................           1,164            1,334
Allowance for claims and liabilities...............................           2,311            2,660
Unearned rents and deferred income.................................             479              536
Dividend payable...................................................               0            2,719
Other liabilities..................................................             284               96
Short-term loans...................................................           4,853              737
                                                                            -------          -------
        Total liabilities..........................................          10,568            8,755
                                                                            -------          -------
Partners' Capital:
General Partner....................................................              40               66
Class A Limited Partners - 2,142,438 units authorized, issued and
 outstanding.......................................................           7,114            9,639
Class B Limited Partner............................................           9,570            9,582
Unrealized holding loss on marketable securities...................               0               (2)
                                                                            -------          -------
        Total partners' capital....................................          16,724           19,285
                                                                            -------          -------

Total liabilities and partners' capital............................         $27,292          $28,040
                                                                            =======          =======

    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE QUARTERS AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                  (dollars in thousands except per unit data)
                                  (unaudited)

                                                      Quarter Ended         Nine Months Ended
                                                      September 30,           September 30,
     Revenues:                                       1997        1996        1997        1996
     ---------                                      ------      ------     -------      ------
Property sales...............................       $4,068      $5,503     $ 4,309      $6,834
Less: Cost of property sales.................        2,234       1,193       2,254       1,662
                                                    ------      ------     -------      ------
     Gross profit on property sale...........        1,834       4,310       2,055       5,172
Portfolio income.............................           15          70          47         269
Rental income................................          207         240         889         802
Other revenue................................           57         157         238         165
                                                    ------      ------     -------      ------
     Total net revenues......................        2,113       4,777       3,229       6,408
                                                    ------      ------     -------      ------

     Operating expenses:
     -------------------
Selling expenses.............................          448          99       1,095         328
General and administrative expenses..........        1,557       1,399       4,301       4,060
Depreciation and amortization................           29          28          78          82
Management fee...............................          106         106         318         318
                                                    ------      ------     -------      ------
     Total expenses..........................        2,140       1,632       5,792       4,788
                                                    ------      ------     -------      ------

          Net Income (Loss)..................       $  (27)     $3,145     $(2,563)     $1,620
                                                    ======      ======     =======      ======

          Net Income (Loss) allocated
               to General Partner............       $    0      $   30     $   (26)     $   15
                                                    ======      ======     =======      ======

          Net Income (Loss) allocated to
               Class B Limited Partner.......       $    0      $   15     $   (12)     $    8
                                                    ======      ======     =======      ======

          Net Income (Loss) allocated to
               Class A Limited Partners......       $  (27)     $3,100     $(2,525)     $1,597
                                                    ======      ======     =======      ======

          Net Income (Loss) per Class A
               Limited Partnership Unit......       $ (.01)     $ 1.45     $ (1.18)     $  .75
                                                    ======      ======     =======      ======

    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (dollars in thousands)
                                  (unaudited)

                                                                                 1997       1996
                                                                               ---------  --------
Cash Flow From Operating Activities:
Net (loss) gain............................................................     $(2,563)  $ 1,620
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.........................................          78        82
     Gain on sales of properties...........................................      (2,055)   (5,172)
     Loss (gain) on sale of securities.....................................           3       (41)
     Proceeds from sales of properties.....................................       4,309     6,834
Net change in assets and liabilities:
     Decrease in allowance for claims & liabilities........................        (349)     (265)
     Decrease in accounts and interest receivables.........................          96       170
     Increase (decrease) in accounts payable and accrued liabilities.......         740      (362)
     Decrease in management fee due MLC....................................        (106)     (107)
     Net change in other assets and liabilities............................         173        62
                                                                                -------   -------
Net cash flow provided by operating activities.............................         326     2,821
                                                                                -------   -------
Cash Flow From Investing Activities:
Capital expenditures including land and development costs..................      (3,304)     (765)
Write-off of capitalized costs.............................................         335         0
Advance on note receivable.................................................           0       (55)
Amortization of security premium/discount..................................         (20)      (13)
Net sales and maturities of marketable securities..........................       4,637    (1,950)
Dividend paid..............................................................      (2,719)        0
                                                                                -------   -------
Net cash flow used in investing activities.................................      (1,071)   (2,783)
                                                                                -------   -------
Cash Flow From Financing Activities:
Proceeds from Note Payable Milwaukee Land Company..........................           0       425
Advance on short-term loans................................................       4,116         0
Increase in restricted cash................................................        (310)     (300)
                                                                                -------   -------
Net cash flow provided by financing activities.............................       3,806       125
                                                                                -------   -------
Increase in cash...........................................................       3,061       163
Cash at December 31, 1996 and 1995.........................................         931        44
                                                                                -------   -------
Cash at September 30, 1997 and 1996........................................     $ 3,992   $   207
                                                                                =======   =======

   See accompanying notes to condensed consolidated financial statements.      Page 4 of 17

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1997

1.  Consolidation

Heartland Partners, L.P. ("Heartland" or the "Company") was organized to engage in the ownership, development, leasing and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Milwaukee Land Company (now known as Heartland Technology, Inc. ("MLC")). MLC is the general partner of Heartland (in such capacity, the "General Partner"). In July 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland, and CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership in which HDC has a 1% general partnership interest and CMC has a 99% limited partnership interest, were formed to undertake a planned housing development in Minnesota. CMC has a 100% membership interest in CMC Heartland Partners V ("CMCV"), CMC Heartland Partners II ("CMCII") and CMC Heartland Partners III ("CMCIII"). CMCV was formed in 1996 to construct houses in a master-planned residential community in St. Marys, GA. CMCIII was formed in 1997 to develop a portion of the Kinzie street property in Chicago, IL. CMCII was formed to participate in the Goose Island Industrial park joint venture. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sales agent as well as the general contractor in the St. Marys development. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCI, CMCII, CMCIII, CMCV, and LCL.

All adjustments which are in the opinion of management necessary to fairly present the financial statements have been made and are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1997

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

At September 30, 1997, Heartland's allowance for claims and liabilities was approximately $2.31 million of which $.4 million was for the resolution of non-environmental claims and $1.91 million was for environmental matters.

3. Restricted Cash

On May 14, 1997, CMC established a line of credit agreement in the amount of $5 million with LaSalle National Bank, pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve (See Note 4). On December 30, 1996, CMCV signed a line of credit agreement in the amount of $3 million with NationsBank pursuant to which CMCV pledged cash in the amount of $100,000 as an interest reserve (See Note 4). Restricted cash also includes a $10,000 construction improvement bond held by the Osprey Cove Homeowners Association.

4.  Short Term Loans

Advances against the LaSalle National Bank ("LNB") line of credit as described in Note 3 bear interest at the prime rate of LNB plus 1.0% (9.50% at September 30, 1997). This loan is collateralized by certain parcels of land in Chicago, IL which have a carrying value of $5,554,000 as of September 30, 1997. The agreement terminates on May 1, 1998. Under the terms of the agreement, CMC is required to maintain a minimum net worth in excess of $15 million, liquid assets in excess of $1 million, is limited in incurring additional indebtedness and restricted from making certain distributions. At September 30, 1997, $3,600,000 had been advanced to CMC by LNB against the line of credit.

On December 30, 1996, CMCV signed a revolving line of credit agreement in the amount of $3 million with NationsBank ("NB") to acquire lots and construct houses in the Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMCV granted a first mortgage to NB on specific lots in said subdivision with a carrying value of $2,758,000 at September 30, 1997. Advances against the revolving line of credit bear interest at the prime rate of NB plus 1.0% (9.50% at September 30, 1997). The agreement terminates on December 30, 1997, at which time all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will by its terms be extended for a period of six months to allow for the completion of homes then under construction, but no new construction may be commenced. Under the terms of the agreement, CMCV is required to maintain a minimum net worth of $500,000 and a minimum leverage ratio not to exceed of 4:1. At September 30, 1997, $1,253,000 had been advanced to CMCV by NB against the revolving line of credit.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income, portfolio income and short-term borrowings. Cash and marketable securities at market (excluding restricted cash) approximated $4,132,000 at September 30, 1997. This is a decrease of approximately $1.6 million from December 31, 1996. The decrease in cash resulted primarily from the payment of a $2.7 million distribution to unitholders and an operating loss of $2.6 million offset by short-term borrowings of $4.1 million.

Proceeds from property sales provided cash flow of $4,068,000 for the third quarter of 1997 compared to $5,503,000 for the third quarter of 1996. Third quarter 1997 proceeds include $3,000,000 from the sale of the Humboldt Yard property in Milwaukee, WI and $733,000 from the sale of an easement for fiber optics cable. The 1996 third quarter proceeds include $4,400,000 from the sale of 15.2 acres of the Goose Island property in Chicago, IL and $400,000 from the sale of .65 acres located at North Ave. in Chicago, IL.

During the first nine months of 1997 approximately $3.3 million of capital expenditures were made including land and development costs compared to $765,000 in 1996. Most of these expenditures were associated with new and contemplated development at Osprey Cove in St. Marys, GA and Kinzie Station in Chicago, IL and the rezoning of property in Fife, WA and Rosemount, MN.

At September 30, 1997, the Company owned 35 lots at Osprey Cove, had 12 accepted contracts, 9 for home/lot packages and 3 for lots only and had 6 reservations. The Company closed on its first home at Osprey Cove on September 29, 1997.

An application for rezoning of approximately 3.8 acres of the Company's Kinzie Station site located in downtown Chicago, IL was approved by the City of Chicago. Heartland has received zoning for a total of 381 units on this site. The site plan includes town homes, mid-rise and high-rise buildings.

Heartland has also submitted an application for annexation and rezoning to the City of Fife for a 178 acre parcel of land located in Pierce County, Washington. The Company expects this annexation and rezoning process to be completed by the end of the fourth quarter of 1997.

A preliminary site plan has been submitted for approval to the City of Rosemount, MN for a 226 acre parcel of land. The Company expects site plan approval in the fourth quarter of 1997.

The Company has entered into a letter agreement with the governmental agency constructing a new baseball stadium in Milwaukee, WI for the Milwaukee Brewers. The agreement contemplates a transaction in which the Company will provide land to be used for parking in return for which the Company will receive certain state-owned land, $450,000 in cash, will be relieved of potential environmental liabilities related to the land provided for stadium parking and will obtain access to local roads and highways. Management expects that this transaction can be completed in the fourth quarter of 1997; however, there can be no assurance as the agreement is subject to the execution of definitive documents.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1997

In September 1997, Heartland signed a contract for the development of 10.3 acres of the Company's Chicago Goose Island Industrial Park. In connection with the contract Colliers, Bennett and Kahnweiler, a Chicago-based real estate company, Wooten Construction, and Heartland have formed a joint venture to develop approximately 265,000 square feet of industrial space in the park over the next three years. Heartland expects, that if the transaction is consummated, to receive cash payments of approximately $2.25 million over the next three years and a participation in the profits of the joint venture. The contract contains closing conditions typical in such transactions. It is expected that the $.75 per unit balance of the previously announced proposed $2.00 per Unit distribution will be paid following the closing and receipt of the initial proceeds from this joint venture.

Portfolio income is derived from the investment of cash not required for operating activities. As of September 30, 1997, Heartland had approximately $140,000 (fair value) invested in marketable securities. All securities were direct obligations of the U.S. Government. Portfolio income for the third quarter of 1997 was $15,000 compared to $70,000 for the similar period of 1996. The decrease in portfolio income is due to a decrease in interest income resulting from a decrease in cash available for investment.

CMC has approximately 200 active leases on its real estate properties, which generated $207,000 of revenue in the third quarter of 1997 compared to $240,000 in the third quarter of 1996. The decrease of $31,000 for the third quarter of 1997 as compared to 1996 is primarily due to the termination of a lease at the Milwaukee Depot in Milwaukee, WI.

At September 30, 1997, Heartland had designated 18 sites, or approximately 934 acres with a book value of $10,053,000 for development. Approximately $1,106,000 was invested in the company's projects in the quarter ended September 30, 1997. Osprey Cove accounted for $502,000 of these expenditures. Expenditures which significantly increase the value and are directly identified to a specific project are capitalized.

At September 30, 1997, the land held for sale was comprised of approximately 16,672 acres with a book value of approximately $1.3 million. It will be disposed of in an orderly fashion. Currently, CMC does not foresee disposing of all of the land before the end of 2000.

It is the Company's practice to evaluate environmental liabilities associated with certain of its properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $1.91 million at September 30, 1997 for possible environmental liabilities, including remediation, legal fees, consulting fees and government oversight costs. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

In addition, Heartland has established an allowance for resolution of non-environmental claims of $.4 million.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1997

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

While the timing of the payment in respect of environmental claims has not significantly adversely affected the Company's cash flow or liquidity in the past, management is not able to reasonably anticipate whether future payments may or may not have a significant adverse effect in the future.

Heartland's management believes it will have sufficient funds available for operating expenses. The Company has established a $5.0 million line of credit at LaSalle National Bank ("LNB") and a $3.0 million line of credit at NationsBank, N.A ("NB"). At September 30, 1997, $3,600,000 had been advanced to CMC by LNB against the line of credit and $1,253,000 had been advanced to CMCV by NB against the revolving line of credit. The NB line of credit agreement terminates on December 30, 1997, at which time all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will by its terms be extended for a period of six months to allow for the completion of homes under construction. Based on recent discussions with outside financing sources, management believes that financing will be available for development projects currently contemplated by Heartland.

Results of Operations

Operations for the third quarter and nine months ended September 30, 1997 resulted in a loss of $27,000 and $2,563,000 respectively, of which $27,000 and $2,525,000 were allocated to the Class A limited partners, or $.01 and $1.18 per Class A unit. Operations for the same quarter and nine months of 1996 resulted in income of $3,145,000 and $1,620,000 respectively, of which $3,100,000 and $1,597,000 was allocated to the Class A limited partners, or $1.45 and $.75 per Class A unit.

Property sales for the third quarter and first nine months of 1997 were $4,068,000 and $4,309,000 compared to $5,503,000 and $6,834,000 for the similar period of 1996. Third quarter 1997 property sales include $3,000,000 from the sale of the Humboldt Yard property in Milwaukee, WI and $773,000 from the sale of a fiber optics easement. The 1996 third quarter property sales include $4,400,000 from the sale of 15.2 acres of the Goose Island property in Chicago, Il and $400,000 from the sale of .65 acres located at North Ave. In Chicago, IL.

Portfolio income for the third quarter of 1997 was $15,000 compared to $70,000 for the similar period of 1996. Portfolio income for the first nine months of 1997 was $47,000 compared to $269,000 for the same period of 1996. The decrease in portfolio income is due to a decrease in interest income resulting from a decrease in cash available for investment.

Rental income for the third quarter and first nine months of 1997 was $207,000 and $889,000 respectively compared to $240,000 and $802,000 for the similar periods of 1996. The increase in rental income for the third quarter and first nine months of 1997 as compared to 1996 is primarily due to the inclusion of $113,000 in 1997 of back rent from a lessee in Minneapolis, MN offset by the termination of a lease at the Milwaukee Depot in Milwaukee, WI.

Total expenses increased by $508,000 and $1,004,000 respectively for the third quarter and first nine months of 1997 as compared to the third quarter and first nine months of 1996. The increase in expenses is primarily due to increased sales and marketing expenses at the Osprey Cove development project in St. Marys, GA and the Kinzie Station development in Chicago, IL. In addition, the year to date increase in expenses of $1,004,000 includes a write off of $481,000 in acquisition cost associated with a project in Lake Geneva, WI. The Company was unable to reach a final agreement with any of the parties involved and is no longer pursuing this project.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1997

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings and Contingencies

At September 30, 1997, Heartland's allowance for claims and liabilities was approximately $2.3 million. During the quarter ended September 30, 1997, a $99,000 provision was recorded in respect of environmental matters. Material legal matters are discussed below.

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

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1997

recorded a reserve in the amount of estimated attorney fees. Management believes it has meritorious defenses in this matter and intends to pursue them vigorously.

Wheeler Pit, Janesville, Wisconsin
----------------------------------

In November 1995 the Company agreed to settle a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The settlement calls for the Company to pay General Motors $800,000 at $200,000 annually for four years, 32% of the monitoring costs for twenty-five years beginning in 1997 and 32% of governmental oversight costs; such oversight costs not to exceed $50,000. Payments of $200,000 were made in 1995, 1996 and 1997.

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

The Company has petroleum groundwater remediation projects or long term monitoring programs at Austin, Minnesota and Miles City, Montana.

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

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1997

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit 27 - Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended September 30, 1997.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HEARTLAND PARTNERS, L.P.
                                                      (Registrant)

Date:  November 14, 1997               BY:         /s/ Edwin Jacobson
                                           -----------------------------------
                                                  Edwin Jacobson
                                       President and Chief Executive Officer
                                              Milwaukee Land Company
                                                the General Partner



Date:  November 14, 1997               BY:       /s/ Leon F. Fiorentino
                                           -----------------------------------
                                                   Leon F. Fiorentino
                                                Vice-President, Secretary
                                                    and Treasurer of
                                                 Milwaukee Land Company,
                                                   the General Partner

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1997


                                 EXHIBIT INDEX
                                 -------------

Exhibit Number               Description               Sequential Page Number
--------------               -----------               ----------------------
      27               Financial Data Schedule                   16