Form 10-K405
period 1997-12-31
HEARTLAND PARTNERS L P
filed 1998-03-31
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Class A Limited Partnership Units held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's units on the American Stock Exchange as of March 12, 1998, was approximately $29.8 million. On that date there were 2,142,438 units outstanding.

Exhibit index appears on Page 40.

ITEM 1.  Business

Organization

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI is the general partner of Heartland (in such capacity, the "General Partner"). In July 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland and CMC, formed CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership, to undertake a planned housing development in Minnesota. CMC has a 100% membership interest in CMC Heartland Partners II ("CMCII"), CMC Heartland Partners III ("CMCIII") and CMC Heartland Partners V ("CMCV"). CMCII was formed to participate in the Goose Island Industrial park joint venture. CMCIII was formed in 1997 to develop a portion of the Kinzie Station property in Chicago, IL. CMCV was formed in 1996 to construct houses in a master-planned residential community in St. Marys, GA. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sales agent as well as the general contractor in the St. Marys development. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCI, CMCII, CMCIII, CMCV, and LCL.

The partnership agreement provides generally that Heartland's net income (loss) will be allocated 1% to the General Partner, 98.5% to the Class A limited partners (unitholders) and 0.5% to the Class B limited partner. In addition, the partnership agreement provides that certain items of deduction, loss, income and gain may be specially allocated to the Class A Unitholders or to the holder of the Class B Interest or the General Partner.

When available, the General Partner expects to cause Heartland to make quarterly distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner, although there can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions of the last day of any calendar month.

Real Estate Development Activities

At year end 1997, property available for development consisted of 17 sites comprising approximately 939 acres. The book value of this land is $10.2 million or an average of $10,862 per acre. Heartland continues to monitor the real estate market through in-house and outside market studies. These studies are designed to explore all of the available options relative to Heartland's developable land and, ultimately to produce a flow of income that will maximize unitholder value over a period of years.

Included in the aforementioned 939 acres are approximately 15 acres consisting of 44 lots purchased for $1.3 million, or an average of $29,545 per lot at Osprey Cove in St. Marys, GA. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities which includes a recreational complex, lakes, a boat dock, and a boat launch. In the May 1997 issue of Golf Magazine, Osprey Cove was named one of "The Top 20 Communities to Semi-Retire". Osprey Cove also features a Mark McCumber-designed championship golf course rated 4 1/2 out of a possible 5 stars by Golf Digest's 1996/97, "Places to Play." The golf course was also rated the seventy-fifth best modern course in America by Golf Week.

Also included is a 3.88 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 dwelling units was received in 1997. The current plan calls for two (2) high-rise buildings, three
(3) mid-rise buildings and eighteen (18) townhouses. The first phase is currently being pre-sold and consists of one (1) twenty-five story high-rise building, one (1) four story mid-rise building and six (6) townhomes.

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park over the next three years. A lease for a 150,000 square foot distribution facility has been signed by the joint venture.

Heartland has received preliminary concept approval on a 226 acre site it owns in Rosemount, Minnesota. The development known as Bloomfield was approved for 226 attached units and 241 detached single family on 192 acres with the remaining 34 acres reserved for future residential development.

Heartland is considering the acquisition of several additional development sites, the development of commercial and industrial build-to-suit projects in Milwaukee, WI, and single family and commercial developments on certain of its properties in Bozeman, MT, Fife, WA and Rosemount, MN.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Property Sales and Leasing Activities

Heartland's 16,214 acres of land held for sale are carried at a book value of approximately $1.2 million, or approximately $72 per acre, and consist mostly of former railroad rights-of-way, located in rural areas, comprising long strips of land approximately 100 feet in width. Heartland's land is typically unimproved. Some of the properties are improved with structures (such as grain elevators or sheds) erected and owned by lessees. Other properties are improved with Heartland-owned buildings that are of little or no value.

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

Other Activities

At December 31, 1997, the allowance for claims and liabilities established by Heartland for environmental and other contingent liabilities totaled approximately $2.2 million. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given the uncertainty inherent in litigation, resolution of these matters could require funds greater or less than the $2.2 million allowance for claims and liabilities.

Heartland engages outside counsel to defend it in connection with most of these claims. Significant claims are summarized in Note 8 to the Consolidated Financial Statements (See Item 8).

Regulation and Environmental Matters

For a discussion of regulation and environmental matters, see Notes 5 and 8 to the Consolidated Financial Statements (See Item 8).

Employees

At December 31, 1997, Heartland employed 38 persons.

Forward-looking Statements

Certain statements discussed in Item 1 (Business) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievement of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in this Form 10-K, and include, among others:

Economic, and Other Conditions Generally
----------------------------------------

The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions, changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornados, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on the financial conditions of Heartland.

Access to Financing.
-------------------

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of December 31, 1997, Heartland's total consolidated indebtedness was $3,750,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

Period-to-Period Fluctuations.
-----------------------------

Heartland's real estate projects are long-term in nature. Sales activity varies from period to period, and the ultimate success of any development cannot always be determined from results in any particular period or periods. Thus, the timing and amount of revenues arising from capital expenditures are subject to considerable uncertainty. The inability of Heartland to manage effectively their cash flows from operations would have an adverse effect on their ability to service debt, and to meet working capital requirements.

Item 2. Properties

At December 31, 1997, real estate holdings consisted of approximately 17,153 acres of scattered land parcels. States in which large land holdings are located are Georgia, Illinois, Iowa, Minnesota, Montana, North Dakota, South Dakota, Washington, and Wisconsin. The remaining acreage is located in Idaho, Indiana, Michigan and Missouri.

Most of the properties are former railroad rights-of-way, located in rural areas, comprising of long strips of land approximately 100 feet in width. Also included are former station grounds and rail yards. Certain air and fiber optics development rights are also owned.

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

Heartland's headquarters occupy approximately 9,000 square feet of leased office space located at 547 West Jackson Boulevard, Chicago, Illinois. The lease provides for a base rent of $95,320 for 1998 and an approximate 1% increase per year through the lease expiration date of December 31, 1999 and is subject to operating expense and tax escalations.

Item 3.  Legal Proceedings

No material legal proceedings were commenced or terminated in the fourth quarter ending December 31, 1997. For a discussion of significant legal proceedings to which Heartland is a party or to which any of its properties is subject, see
Note 8 to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Unitholders of Heartland in the fourth quarter ended December 31, 1997.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Units are listed and traded on the American Stock Exchange. The Units began trading on a "when issued" basis on June 20, 1990. The following table sets forth the high and low sales prices per Unit by quarter for the years ended December 31, 1997 and 1996.


                 1997 Quarter Ended                      1996 Quarter Ended
        Mar. 31   June 30   Sept. 30  Dec. 31  Mar. 31   June 30  Sept.  30  Dec. 31
        --------  --------  --------  -------  --------  -------  ---------  --------
High    $ 9 1/4   $11 3/4   $15 3/4   $16      $10 7/8   $9 3/4    $8 3/4    $10 1/8
Low       8 1/8     8        11 3/8    14 3/4    9 3/8    8         7 3/8      8

Based on records maintained by Heartland's Unit transfer agent and registrar, there were approximately 624 record holders of Heartland's Units as of March 12, 1998.

The amount of Heartland's cash available for distribution to Unitholders, the holder of the Class B Interest and the General Partner ("Available Cash Flow") will be determined by the General Partner, in its sole discretion, after taking into account all factors deemed relevant by the General Partner, including, without limitation, general economic conditions and Heartland's financial condition, results of operations and cash requirements, including (i) the servicing and repayment of indebtedness, (ii) general and administrative charges, including fees and expenses payable to HTI under management and other arrangements, (iii) property and operating taxes, (iv) other costs and expenses, including legal and accounting fees, and (v) reserves for future growth, commitments and contingencies.

Heartland's Available Cash Flow will be derived from CMC, CMCI, CMCII, CMCIII, CMCV, and LCL. When available, the General Partner expects to cause Heartland to make quarterly distributions of Heartland's Available Cash Flow in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest, and 1% to the General Partner, although there can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. Future lenders to Heartland may impose restrictions on Heartland's ability to make distributions. In addition, distributions may not be made to Unitholders until Heartland has paid to HTI (or its assignee) all accrued and unpaid management fees pursuant to the Management Agreement between Heartland and HTI. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions of the last day of any calendar month. On November 24, 1997, Heartland declared a cash distribution in the amount of $1.6 million to unitholders of record on December 29, 1997, payable on January 7, 1998.

Item 6.  Selected Financial Data

Following is a summary of Heartland's selected financial data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 (amounts in thousands except per Unit data):

Operating Statement Data:           1997         1996         1995         1994         1993
                                  --------     --------     --------     --------     --------
Net revenues                      $  5,172     $  6,925     $  3,525     $  3,498     $  7,304
 Expenses                            7,335        6,537        7,572        6,106        7,342
                                  --------     --------     --------     --------     --------
 Net income (loss)                $ (2,163)    $    388     $ (4,047)    $ (2,608)    $    (38)
                                  ========     ========     ========     ========     ========
Net income (loss) allocated
 to General Partner and
 Class B Interest                 $    (33)    $      6     $    (61)    $    (39)    $    ---
                                  ========     ========     ========     ========     ========
Net income (loss) allocated
 to Class A units                 $ (2,130)    $    382     $ (3,986)    $ (2,569)    $    (38)
                                  ========     ========     ========     ========     ========
Net income (loss) per
 Class A Unit                     $   (.99)    $    .18     $  (1.86)    $  (1.20)    $   (.02)
                                  ========     ========     ========     ========     ========

                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
Balance Sheet Data:                   1997          1996           1995           1994           1993
                                  ------------   ------------   ------------   ------------   ------------
Notes receivable including
 Deferred Capital Contribution    $         --   $         --   $         --   $         80   $         80
Net Properties                          23,196         21,051         20,747         20,552         23,768
Total assets                            26,838         28,040         27,841         30,243         33,687
Allowance for claims and
 liabilities                             2,169          2,660          2,492          1,895          2,351
Total liabilities                       11,347          8,755          6,181          4,930          5,414
Partners' capital                       15,491         19,285         21,660         25,313         28,273

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income, interest income and proceeds from sales of securities. Cash and marketable securities at amortized cost were $2,757,000 (including $724,000 of restricted cash) at December 31, 1997, $5,992,000 (including $300,000 of restricted cash) at December 31, 1996, and $5,907,000 at December 31, 1995. The decrease of $3,235,000 from December 31, 1996 to December 31, 1997 is mainly attributable to the liquidation of marketable securities to make the cash distribution of $2.7 million paid January 3, 1997 to unitholders of record at December 31, 1996 and capital expenditures for land development and construction costs at Osprey Cove, St. Marys, GA and Kinzie Station, Chicago, IL. On January 7, 1998, Heartland distributed approximately $1,600,000 in cash to unitholders of record on December 29, 1997. (see the Consolidated Statement of Cash Flows).

Cash flow used in operating activities was $4,749,000 in 1997, compared to $4,970,000 in 1996, and $5,178,000 in 1995. The decrease of $221,000 in cash used for operating activities for 1997 compared to 1996 is due primarily to an increase payables and accrued liabilities of $234,000. The decrease in cash flow used in operating activities for 1996 as compared to 1995 is primarily due to a decrease in payments made relating to the allowance for claims and liabilities of $290,000. (see the Consolidated Statement of Cash Flows).

Proceeds from property sales provided cash flow of $7,127,000 in 1997, $6,918,000 in 1996, and $2,316,000 in 1995. Significant property sales in 1997 consists of the $3,000,000 sale of the Humbolt Yard property, the sale of the final parcel of the Goose Island property in Chicago for about $1,458,000 and a sale of a parcel at the Menomonee Valley property of about $454,000. Also included in 1997 are the sales of the first 2 units in Osprey Cove which amounted to $507,000. 1996 property sales consists of the $4,500,000 sale of the Goose Island property in Chicago, and the $400,000 sale of .7 acres located at North Ave. Also, the Cherry St. property in Milwaukee, WI sold for $800,000. The decrease in property sales in 1995 as compared to 1996 is due to the fact that no major parcels were sold in 1995.

As of December 31, 1997, Heartland had approximately $141,000 (fair value) invested in marketable securities. All securities are invested in direct obligations of the U.S. Government.

Portfolio income is derived principally from the investment of cash not required for operating activities ("excess cash") in various U. S. Government and corporate obligations. Portfolio income for 1997 was $62,000 compared to $419,000 for 1996 and $583,000 for 1995. The decrease in 1997 compared to 1996 reflects cash used to fund the distribution and capital expenditures associated with land, development costs, marketing and sales expenses for the development sites. The decrease in 1996 compared to 1995 reflects less excess cash available to invest coupled with the investment of a greater portion of the portfolio in U.S. Government securities as opposed to higher yielding Corporate Bonds. Portfolio income for 1995 included approximately $98,000 from the Soo Line.

Heartland has approximately 200 active leases on its real estate properties, which generated $1,104,000 of revenue in 1997, $1,039,000 in 1996 and $1,331,000 in 1995. Rental income for 1997 did not vary significantly from 1996. The larger rental income in 1995 as compared to 1996 and is due the Soo Line payment of $241,000 in back rent for the period from February 1985 through August 1995. Exclusive of the $241,000 from Soo Line, rental revenue for 1995 was $1,090,000. Rental income for 1998 is expected to decrease as a result of non-renewal of several leases in Milwaukee.

At December 31, 1997, Heartland had designated 17 sites, or approximately 939 acres with a book value of $10,171,000, for development. Capitalized expenditures at these sites were $5,924,000 in 1997, $2,051,000 in 1996 and $919,000 in 1995. At December 31, 1997, capitalized costs on development properties totaled $7,916,000. Expenditures which significantly increase the value and are directly identified with a specific project are capitalized.

The Company performs annual reviews on major properties to determine that the capitalized cost of development properties does not exceed the current fair value without regard to the property's expected net realizable value from development. If the capitalized cost of any property exceeds the current fair value, then a loss is recognized and the capitalized cost is reduced in accordance with FAS 121 (see Item 8 - Note 2 to the Consolidated Financial Statements). No loss is included in the statement of operations for the years ended December 31, 1997, 1996 and 1995.

At December 31, 1997, land held for sale consists of 16,214 acres with a book value of $1,163,000. It will be disposed of in an orderly fashion. It is anticipated that it may take until the end of the year 2000 to dispose of most of these properties.

The cost of property sales for 1997 was $3,407,000 or 48% of sales proceeds, $1,674,000 or 24% for 1996 and $716,000 or 31% for 1995. In 1997 Heartland sold a development parcel, Humbolt Yard, which carries a higher cost basis than the typical non-development properties. This resulted in an increase in the cost to sale ratio in 1997. It is not expected that future cost of sales ratios for real estate other than development projects will change materially from ratios experienced in 1996 and 1995, as the balance of Heartland's real estate other than development projects consists primarily of railroad properties acquired over the past 140 years at values far lower than current fair values. Current development activity is not sufficiently completed for accurate estimates of cost of sales and profit-margins to be determined.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $1.8 million at December 31, 1997 and $2.3 million at December 31, 1996 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

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

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. In May 1997, CMC signed a line of credit agreement in the amount of $5 million with La Salle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL and pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (9.5% at March 12, 1998). The agreement terminates on May 1, 1998 at which time all outstanding advances and any accrued interest must be paid. Under the terms of the agreement, CMC is required to maintain a minimum net worth in excess of $15 million, liquid assets in excess of $1 million, is limited in incurring additional indebtedness and restricted from making certain distributions (See Note 4 to the Consolidated Financial Statements). The Company is currently in negotiations with LNB to extend the maturity of the loan, modify certain existing financial covenants, and increase the amount of the credit facility. While the Company has no reason to believe that the extension, modification of terms, and increased capacity of the credit facility will not be granted, there can be no assurance that the contemplated transaction will be approved by LNB.

The Company believes that it will not have to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that the Year 2000 Issue will not pose significant operational problems for its computer systems. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis and would not have an adverse effect on the company.

Results of Operations

For the year ended December 31, 1997, operations resulted in a net loss of $2,163,000 or $0.99 per Class A Unit. Operations for the years ended December 31, 1996 and 1995 resulted in net income of $388,000 or $.18 per Class A Unit and a loss of $4,047,000 or $1.86 per Class A Unit, respectively.

The net loss in 1997 compared to net income in 1996 is due to a smaller gross profit margin on property sales resulting in profit reduction of $1,524,000, selling expenses increased by $1,402,000 related to the Osprey Cove and Kinzie Station projects and a portfolio income reduction of $357,000. Net income in 1996 as compared to the net loss in 1995 is a result of increased property sales.

Portfolio income is derived principally from the investment of cash not required for operating activities ("excess cash") in various U.S. Government and corporate obligations. Portfolio income for 1997 was $62,000 compared to $419,000 for 1996 and $583,000 for 1995. The decrease in 1997 compared to 1996 reflects cash used to fund the distribution and capital expenditures associated with land, development costs, marketing and sales expenses for the development sites. The decrease in 1996 compared to 1995 reflects less excess cash available to invest coupled with the investment of a greater portion of the portfolio in U.S. Government securities as opposed to higher yielding Corporate Bonds. Portfolio income for 1995 included approximately $98,000 from the Soo Line. 1995 is not materially different after the subtraction of the $98,000 Soo Line interest.

Heartland has approximately 200 active leases on its real estate properties, which generated $1,104,000 in 1997, $1,039,000 in 1996 and $1,331,000 in 1995.
The 1997 rental income is not significantly greater than 1996 rental income. The larger rental income in 1995 as compared to 1996 is due to the Soo Line payment of $241,000 in back rent for the period from February 1985 through August 1995. Exclusive of the $241,000 from Soo Line, rental revenue for 1995 was $1,090,000. Rental income for 1998 is expected to decrease as a result of non-renewal of several major leases in Milwaukee.

Total expenses for 1997 were $7,335,000 compared to $6,537,000 for 1996 and $7,572,000 for 1995. The increase of $798,000 in 1997 compared to 1996 is due to an increase of $1,402,000 in selling expenses offset by a decrease in real estate taxes of $281,000 and a decrease in general and administrative costs of $286,000. The decrease of $1,035,000 in 1996 as compared to 1995 is due to a decrease of approximately $300,000 in compensation, $600,000 in professional fees and $200,000 in real estate taxes.

Item 8.  Financial Statement and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS

To the Partners and Unitholders of Heartland Partners, L.P.

We have audited the accompanying consolidated balance sheets of Heartland Partners, L.P. (the "Partnership") as of December 31, 1997 and 1996 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heartland Partners, L.P. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                   Ernst & Young LLP

Chicago, Illinois
February 24, 1998

                           HEARTLAND PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1997 and 1996
                            (amounts in thousands)

                                                                                     1997          1996
                                                                                   --------      --------
ASSETS:
-------
Cash...........................................................................    $  1,890      $    931
Restricted cash................................................................         724           300
Marketable securities (amortized cost of $143 in 1997 and $4,761 in 1996)......         141         4,759
Accounts receivable (net of allowance of $205 in 1997 and $107 in 1996)........         251           530
Accrued interest receivable....................................................           3            13
Prepaid and other assets.......................................................         355           456
Investment in joint venture....................................................         278            --
                                                                                   --------      --------
        Total..................................................................       3,642         6,989
                                                                                   --------      --------
Property:
Buildings and other............................................................       2,003         1,633
   Less accumulated depreciation...............................................         807           853
                                                                                   --------      --------
Net buildings and other........................................................       1,196           780
Land held for sale.............................................................       1,163         1,286
Housing inventories............................................................       4,092           848
Land held for development......................................................       8,829         8,987
Capitalized predevelopment costs...............................................       7,916         9,150
                                                                                   --------      --------
   Net Properties..............................................................      23,196        21,051
                                                                                   --------      --------
Total Assets...................................................................    $ 26,838      $ 28,040
                                                                                   ========      ========
LIABILITIES:
-----------
Notes payable..................................................................    $  3,750      $    737
Accounts payable and accrued expenses..........................................         724           248
Management fee due affiliate...................................................         425           425
Accrued real estate taxes......................................................       1,092         1,334
Allowance for claims and liabilities...........................................       2,169         2,660
Unearned rents and deferred income.............................................       1,200           536
Distribution payable...........................................................       1,631         2,719
Other liabilities..............................................................         356            96
                                                                                   --------      --------

Total Liabilities..............................................................      11,347         8,755
                                                                                   --------      --------
PARTNERS' CAPITAL:
-----------------
General Partner................................................................          28            66
Class A Limited Partners - 2,142
   units authorized, issued and outstanding....................................       5,902         9,639
Class B Limited Partner........................................................       9,563         9,582
Unrealized holding (loss) gain on marketable securities........................          (2)           (2)
                                                                                   --------      --------
Total Partners' Capital........................................................      15,491        19,285
                                                                                   --------      --------
Total Liabilities and Partners' Capital........................................    $ 26,838      $ 28,040
                                                                                   ========      ========


          See accompanying notes to Consolidated Financial Statements

                           HEARTLAND PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
             For the Years Ended December 31, 1997, 1996, and 1995
                            (amounts in thousands)

                                                                                                  Unrealized
                                                                                                 Holding Gain
                                                                      Class A       Class B       (Loss) on
                                                         General      Limited       Limited       Marketable
                                                         Partner      Partners      Partner       Securities     Total
                                                         -------      --------      -------       ----------     -----
Balances at January 1, 1995..........................      $129       $15,921       $9,615          $(352)      $25,313
Net Loss.............................................       (40)       (3,986)         (21)           ---        (4,047)
Marketable securities fair value adjustment..........       ---           ---          ---            394           394
                                                           ----       -------       ------          -----       -------
Balances at December 31, 1995........................        89        11,935        9,594             42        21,660
Net Income...........................................         4           382            2            ---           388
Distribution.........................................       (27)       (2,678)         (14)           ---        (2,719)
Marketable securities fair value adjustment..........       ---           ---          ---            (44)          (44)
                                                           ----       -------       ------          -----       -------
Balances at December 31, 1996........................        66         9,639        9,582             (2)       19,285
Net Loss.............................................       (22)       (2,130)         (11)           ---       $(2,163)
Distribution.........................................       (16)       (1,607)          (8)           ---       $(1,631)
                                                           ----       -------       ------          -----       -------
Balances at December 31, 1997........................      $ 28       $ 5,902       $9,563          $  (2)      $15,491
                                                           ====       =======       ======          =====       =======

          See accompanying notes to Consolidated Financial Statements

                           HEARTLAND PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1997, 1996 and 1995
               (amounts in thousands, except for per unit data)

                                                                         1997      1996      1995
                                                                         ----      ----      ----
Revenues:
---------
Property sales.....................................................    $ 7,127    $6,918   $ 2,316
Less: cost of property sales.......................................      3,407     1,674       716
                                                                       -------    ------   -------
   Gross profit on property sales..................................      3,720     5,244     1,600
Rental income......................................................      1,104     1,039     1,331
Portfolio income...................................................         62       419       583
Miscellaneous income...............................................        286       223        11
                                                                       -------    ------   -------
       Total Net Revenues..........................................      5,172     6,925     3,525
                                                                       -------    ------   -------
Expenses:
---------
Selling............................................................      1,903       501       523
Real estate taxes..................................................        703       984     1,156
General and administrative.........................................      4,210     4,496     5,343
Management fee.....................................................        425       425       425
Depreciation and amortization......................................         94       131       125
                                                                       -------    ------   -------
   Total Expenses..................................................      7,335     6,537     7,572
                                                                       -------    ------   -------
   Net Income (Loss)...............................................    $(2,163)   $  388   $(4,047)
                                                                       =======    ======   =======

   Net income (loss) allocated to General Partner..................    $   (22)   $    4   $   (40)
                                                                       =======    ======   =======

   Net income (loss) allocated to Class B limited partner..........    $   (11)   $    2   $   (21)
                                                                       =======    ======   =======

   Net income (loss) allocated to Class A limited partners.........    $(2,130)   $  382   $(3,986)
                                                                       =======    ======   =======

   Net income (loss) per Class A limited partnership unit..........    $  (.99)   $  .18   $ (1.86)
                                                                       =======    ======   =======

   Average number of Class A limited partnership units outstanding.      2,142     2,142     2,142
                                                                       =======    ======   =======

   Distributions declared per Class A limited partnership unit.....    $   .75    $ 1.25   $   ---
                                                                       =======    ======   =======

          See accompanying notes to Consolidated Financial Statements

                           HEARTLAND PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1997, 1996, and 1995
                            (amounts in thousands)

                                                                                      1997       1996       1995
                                                                                      ----       ----       ----
Cash Flow from Operating Activities:
-----------------------------------
Net income (loss)..............................................................     $(2,163)  $    388    $(4,047)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
Depreciation and amortization..................................................          94        131        125
Gain on sales of properties....................................................      (3,720)    (5,244)    (1,600)
(Accretion) amortization of (discount) premium on securities...................         (21)       (78)        (8)
(Gain) Loss on sale of securities..............................................           3        (79)       ---
Net change in allowance for claims and liabilities.............................        (491)       168        597
Net change in assets and liabilities:
 Decrease (increase) in accounts and accrued interest receivable...............         289        345       (256)
 (Decrease) increase in accounts payable and accrued liabilities...............         234       (392)       267
 (Decrease) increase in management fee due affiliate...........................          --         --       (223)
 Net change in other assets and liabilities....................................       1,025       (209)       (33)
                                                                                    -------   --------    -------
Net cash Used in Operating Activities..........................................      (4,750)    (4,970)    (5,178)
                                                                                    -------   --------    -------
Cash Flow from Investing Activities:
Proceeds from sales of properties..............................................       7,127      6,918      2,316
Capital expenditures for inventories...........................................      (3,909)       ---        ---
Capital expenditures including land and development costs......................      (2,015)    (2,109)    (1,010)
Repayment of notes receivable..................................................         ---        ---         80
Purchases of marketable securities.............................................      (4,379)   (25,979)    (8,325)
Sales and maturities of marketable securities..................................       9,015     27,238     10,438
Distribution paid to unitholders...............................................      (2,719)       ---        ---
                                                                                    -------   --------    -------
Net cash provided by investing activities......................................       3,120      6,068      3,499
                                                                                    -------   --------    -------
Cash Flow From Financing Activities:
-----------------------------------
(Repayment of) proceeds from note payable to Milwaukee Land Company............         ---       (648)       648
Advances on notes payable......................................................       3,013        737        ---
Increase in restricted cash....................................................        (424)      (300)       ---
                                                                                    -------   --------    -------
Net cash provided by (used in) financing activities...........................        2,589       (211)       648
                                                                                    -------   --------    -------

Increase (decrease) in cash....................................................         959        887     (1,031)

Cash at beginning of year......................................................         931         44      1,075
                                                                                    -------   --------    -------

Cash at end of year............................................................     $ 1,890   $    931    $    44
                                                                                    =======   ========    =======

          See accompanying notes to Consolidated Financial Statements

                           Heartland Partners, L.P.
                  Notes to Consolidated Financial Statements
            For the years ended December 31, 1997, 1996 and 1995

1.  Organization

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI is the general partner of Heartland (in such capacity, the "General Partner"). In July 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland and CMC formed CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership, to undertake a planned housing development in Minnesota. CMC has a 100% membership interest in CMC Heartland Partners II ("CMCII"), CMC Heartland Partners III ("CMCIII") and CMC Heartland Partners V ("CMCV"). CMCII was formed to participate in the Goose Island Industrial park joint venture. CMCIII was formed in 1997 to develop a portion of the Kinzie Station property in Chicago, IL. CMCV was formed in 1996 to construct houses in a master-planned residential community in St. Marys, GA. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sales agent as well as the general contractor in the St. Marys development. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCI, CMCII, CMCIII, CMCV, and LCL.

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

When available, the General Partner expects to cause Heartland to make quarterly distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner, although there can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On December 4, 1997, Heartland's Partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions of the last day of any calendar month. On November 24, 1997, Heartland declared a cash distribution in the amount of $1.6 million to Unitholders and Partners of record on December 29, 1997, payable on January 7, 1998.

At December 31, 1997, real estate holdings consisted of approximately 17,153 acres of scattered land parcels. States in which large land holdings are located are Georgia, Illinois, Iowa, Minnesota, Montana, North Dakota, South Dakota, Washington, and Wisconsin. The remaining acreage is located in Idaho, Indiana, Michigan and Missouri.

Most of the properties are former railroad rights-of-way, located in rural areas, comprised of long strips of

                            Heartland Partners, L.P.
            Notes to Consolidated Financial Statements - (Continued)


land approximately 100 feet in width. Also included are former station grounds and rail yards. Certain air rights and fiber optics development rights are also owned.

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

2.  Summary of Significant Accounting Policies

Consolidation
-------------

The consolidated financial statements include the accounts of Heartland; CMC, its 99.99% owned operating partnership; HDC, 100% owned by Heartland; CMCI, 1% general partnership interest owned by HDC and 99% owned by CMC; CMC II, CMC III, CMCV and LCL, each 100% owned by CMC. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition
-------------------
Revenues from housing and land sales are recognized in the period in which title passes and cash is received.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Marketable Securities
---------------------

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Debt securities that the Company does not have the positive intent or ability to hold to maturity, and all marketable equity securities are classified as available-for-sale and are carried at fair value. All of Heartland's marketable securities held at December 31, 1997 and 1996 are classified as available-for-sale. Unrealized holding gains and losses on securities classified as available-for-sale are reported as a separate component of partner's capital. Partners' capital included an unrealized holding loss on marketable securities classified as available for sale of $2,000 at December 31, 1997 and 1996. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains (losses). Premiums and discounts on marketable securities are amortized on a straight-line basis using the maturity date of the security to determine the amortization period and such amortization is included in interest income. The cost of securities sold is based on the specific identification method.

                            Heartland Partners L. P.
            Notes to Consolidated Financial Statements - (continued)


Properties
----------

Properties are carried at their historical cost. Expenditures which significantly improve the values or extend useful lives of the properties are capitalized. Predevelopment costs including interest, financing fees, and real estate taxes that are directly identified with a specific development project are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is provided for financial statement purposes over the estimated useful life of the respective assets ranging from 7 years for office equipment and fixtures to 40 years for building and improvements primarily using the straight-line method. Depreciation expense for the years ended December 31, 1997, 1996, and 1995 was $94,000, $131,000, $99,000, respectively.

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss. Upon recognition of any impairment loss the Company measures that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. Property is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell.

Housing inventories, (including completed model homes), consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost which is not in excess of fair value. Land, land development, and indirect costs are allocated to cost of sales on the basis of units sold in relation to the total anticipated units in the related development project; such allocation approximates the relatives sales value method. Direct construction costs are allocated to the specific units sold for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided.

Interest, financing fees, and real estate taxes relating to land and construction in progress are capitalized and, accordingly, are included in the aggregate cost of housing inventories. These costs are amortized to cost of sales on a per unit basis in relationship to the total units of the related development based upon the total estimated budget to be incurred for the development. This accounting treatment approximates the relative sales value method. Additionally, the Company provides each home purchaser with a one-year warranty covering the major components of the unit. The costs associated with these warranties are immaterial and therefore, expensed as incurred.

Fair Value of Financial Instruments
-----------------------------------

Management has considered fair value information relating to its financial instruments at December 31, 1997. For cash and marketable securities, the carrying amounts approximate fair value. For variable rate debt that reprices frequently, fair values approximate carrying values. For all remaining financial instruments, carrying value approximates fair value due to the relatively short maturity of these instruments.

Income Taxes
------------

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

Heartland's assets are carried at historical cost.   At December 31, 1997, the
tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

Reclassification
----------------

Certain reclassifications have been made to the previously reported 1996 and 1995 statements in order to provide comparability with the 1997 statements. These reclassifications have not changed the 1996 and 1995 results.

                            Heartland Partners L. P.
            Notes to Consolidated Financial Statements - (continued)



3.  Restricted Cash

On May 14, 1997, CMC established a line of credit agreement in the amount of $5 million with LaSalle National Bank ("LNB") pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve (See Note 4). On December 30, 1997, CMCV renewed a line of credit agreement in the amount of $3 million with NationsBank ("NB") pursuant to which CMCV pledged cash in the amount of $100,000 as an interest reserve (see Note 4). Restricted cash also includes purchasers' earnest money escrow deposits of $114,000 and a $10,000 construction improvement bond held by the Osprey Cove Homeowners Association.

4.  Notes Payable

Advances against the LNB line of credit as described in Note 3 bear interest at the prime rate of LNB plus 1.0% (9.50% at December 31, 1997). This loan is collateralized by certain parcels of land in Chicago, IL which have a carrying value of $6,407,000 as of December 31, 1997. The agreement terminates on May 1, 1998. Under the terms of the agreement, CMC is required to maintain a minimum net worth in excess of $15 million, liquid assets in excess of $1 million, is limited in incurring additional indebtedness and restricted from making certain distributions. At December 31, 1997, $2,000,000 had been advanced to CMC by LNB against the line of credit. The Company is currently in negotiations with LNB to extend the maturity of the loan, modify certain existing financial covenants, and increase the amount of the credit facility. While the Company has no reason to believe that the extension, modification of terms, and increased capacity of the credit facility will not be granted, there can be no assurance that the contemplated transaction will be approved by LNB. No adjustments related to this uncertainty have been made in the accompanying financial statements.

On December 30, 1996, CMCV signed a revolving line of credit agreement in the amount of $3 million with NationsBank ("NB") to acquire lots and construct houses in the Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMC granted a first mortgage to NB on specific lots in said subdivision with a carrying value of $4,092,000 at December 31, 1997. Advances against the revolving line of credit bear interest at the prime rate of NB plus 1.0% (9.50% at December 31, 1997). The agreement was modified to extend its original maturity date of December 30, 1997 to December 30, 1998. At that time, all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will be extended for a period of six months to allow for the completion of homes then under construction, but no new construction shall be commenced. Under the terms of the agreement, CMCV is required to maintain a minimum net worth of $500,000 and a minimum leverage ratio not to exceed of 4:1. At December 31, 1997, $1,750,000 had been advanced to CMCV by NB against the revolving line of credit. During the year ended December 31, 1997, the Company incurred and paid interest on loans in the amount of $189,387 of which $125,976 was capitalized. In 1996 and 1995, interest paid amounted to $108,248 and $382 respectively; all such interest was charged to expense in those respective years.

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

6.  Related Party Transactions

CMC has a management agreement with HTI, pursuant to which CMC is required to pay HTI an annual management fee in the amount of $425,000. On December 29, 1995, HTI advanced CMC approximately $648,000 and on February 14, 1996 HTI advanced an additional $425,000 for past due management fees. Each advance was in the form of a note payable on demand and bore interest at the prime rate plus 2.5% (10.75% at December 31, 1996). Interest expense on the note was approximately $107,000 for 1996 and $400 for 1995. On December 31, 1996, CMC paid HTI $1,180,400 related to previously accrued management fees including $107,400 for interest related to the past due amounts. At December 31, 1997, the management fee accrued and unpaid was approximately $425,000 representing deferred management fees for the year ended December 31, 1997.

Under a management services agreement, HTI reimbursed Heartland for reasonable and necessary costs and expenses for services totaling $227,850 for the year ended December 31, 1997, $180,000 for 1996 and $109,000 for 1995.

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

Future minimum annual lease income under noncancellable operating leases with lease terms in excess of one year as of December 31, 1997 are as follows:

1998..................................     $   47,889
1999..................................         59,000
2000..................................         59,000

                            Heartland Partners L. P.
            Notes to Consolidated Financial Statements - (continued)

2001..................................         59,000
2002..................................         59,000
Thereafter............................        282,443
                                             --------
  Total minimum lease income                 $566,332
                                             ========

Heartland leases its office premises and certain equipment under various operating leases. Future minimum lease commitments under non-cancelable operating leases are as follows:

1998..................................    $112,219
1999..................................     105,472
2000..................................       5,242
                                          --------
   Total..............................    $222,933
                                          ========

Rent expense for the years ended December 31, 1997, 1996, and 1995 was $133,000, $132,000 and $120,000, respectively.

8.  Legal Proceedings and Contingencies

At December 31, 1997, Heartland's allowance for claims and liabilities was approximately $2.2 million. During the year ended December 31, 1997, a $78,000 provision was recorded in respect to environmental matters. At December 31, 1996, Heartland's allowance for claims and liabilities was approximately $2.7 million. During the year ended 1996, a $1,141,000 provision was recorded in respect of environmental matters. Significant legal matters are discussed below.

Soo Line Matters
----------------

The Soo Line Railroad Company (the "Soo") has asserted that the Company is liable for certain occupational injury claims filed after the consummation of an Asset Purchase Agreement and related agreements ("APA") by former employees now employed by the Soo. The Company has denied liability for each of these claims based on a prior settlement with the Soo. The Soo has also asserted that the Company is liable for the remediation of releases of petroleum or other regulated materials at six different sites acquired from the Company located in Iowa, Minnesota and Wisconsin. The Company has denied liability based on the APA.

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

Between 1991 and 1997, the Company, the Port and the Port's predecessor in interest, litigated the

                            Heartland Partners L. P.
            Notes to Consolidated Financial Statements - (continued)


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

Management is not able to reasonably predict the outcome of this matter or, in the event of an adverse outcome, to reasonably estimate the amount of the Company's liability. Accordingly, management has only recorded a reserve in the amount of estimated attorney fees of $250,000. Management believes it has meritorious defenses in this matter and intends to pursue them vigorously.

At December 31, 1997, Heartland's allowance for claims and liabilities for this site was approximately $290,000.

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

At December 31, 1997, Heartland's allowance for claims and liabilities for this site was approximately $408,000, of which $358,000 represents the annual payments discounted at a rate of 6.07%.

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

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is responsible for some or all of the liability to remediate certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has raised issues to its liability on grounds similar, but not identical, to the grounds on which the Company denied liability in the litigation with the Port of Tacoma set forth above. Following the Supreme Court's denial of the Company's petition for Writ of Certiorari in January 1997, counsel for DEQ indicated DEQ's intention to file suit to resolve these issues. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with ADEA in April 1997. While MDEQ has not formally charged its position, MDEQ has not elected to file suit. Management is not able to express an opinion at this time whether the cost of the defense of this liability or the environmental exposure in the event of the Company's liability will or will not be material.

                            Heartland Partners L.P.
            Notes to Consolidated Financial Statements - (continued)


At twelve separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

The Company has petroleum groundwater remediation projects or long term monitoring programs at Austin, Minnesota, Farmington, Minnesota, Miles City, Montana, and Milwaukee, Wisconsin.

At December 31, 1997 Heartland's aggregate allowance for claims and liabilities for these sites was approximately $187,000.

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

At December 31, 1997 Heartland's aggregate allowance for claims and liabilities for these sites was approximately $472,000.

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

                            Heartland Partners L.P.
           Notes to Consolidated Financial Statements - (continued)


Company's results of operations or financial condition.

9.  Compensation and Benefits

An employment agreement with the President and Chief Executive Officer of CMC provided for a base salary of $350,000 per year through July 1, 1995, all or a portion of which could be deferred at the officer's election. On July 2, 1995, CMC entered into a new employment agreement with the President and Chief Executive Officer, which provided for an annual base salary of $350,000 through August 15, 1995 and $275,000 from August 16, 1995 through July 2, 2000, all or a portion of which may be deferred at the officer's election. On January 2, 1998, the term of Mr. Jacobson's agreement was extended until May 30, 2002. The contract provides incentive compensation equal to 10% of the value of all amounts distributed to Unitholders and the holder of the Class B Interest in excess of the "Capital Amount" as defined. The Capital Amount approximates the average market value of the Units for the first 30 trading days after the Distribution Date, subject to adjustment as set forth in the contract. During or after the term of employment, incentive payments will be made with respect to distributions by Heartland during Heartland's term of existence, and if distributions are made subsequent to such officer's death, payments will be made to his designee or estate. The contract also provides that in the event of a "change of control of Heartland" during or after the term of employment, the officer shall receive a lump sum payment of $1,250,000.

Heartland sponsors a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. All full-time permanent employees of Heartland are eligible to participate in the plan. A participating employee can authorize contributions to the plan in the form of salary reductions of up to the maximum allowed by the Internal Revenue Code in any plan year. Heartland makes matching contributions of 50% of each participant's contribution to the plan. Employees are fully vested with respect to salary reduction and Heartland's contributions. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon showing of financial hardship. Heartland contributed to the plan approximately $60,000 in 1997, $65,000 in 1996, and $66,000 in 1995 on behalf of all employees.

10.  Marketable Securities

The following is a summary of marketable securities:

                                                                    Gross          Gross     Estimated
                                                     Amortized    Unrealized    Unrealized     Fair
                                                        Cost         Gains         Losses      Value
                                                     ---------    ----------    ----------   ---------
                                                                  (in thousands)
December 31, 1997
U.S. Treasury securities an obligations of U.S.
     government agencies........................       $  143       $  ---          $(2)     $  141
                                                       ------       ------          ----     ------
Total marketable securities, December 31, 1997..       $  143       $  ---          $(2)     $  141
                                                       ======       ======          ====     ======

December 31, 1996
U.S. Treasury securities and obligations of U.S.
     government agencies........................       $4,761       $  ---          $(2)     $4,759
                                                       ------       ------          ----     ------
Total marketable securities, December 31, 1996..       $4,761       $  ---          $(2)     $4,759
                                                       ======       ======          ====     ======

At December 31, 1997 and 1996 all marketable securities were classified as available-for-sale. Proceeds from sale and maturities of debt securities during 1997, 1996, and 1995, were $9,015,000, $27,238,000 and $10,438,000, respectively. The gain on sale of securities in 1997 was approximately $3,000. Proceeds from sales in 1996 and 1995 approximated cost for all securities at the date of sale. The net adjustment to unrealized holding gains (losses) on marketable securities included as a separate component of partners' capital was $0, $(44,000) and $394,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

The cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                            Estimated
                                            Amortized          Fair
                                               Cost           Value
                                            ---------       ---------
                                          (in thousands)  (in thousands)
Due in one year or less..................      $143            $141
Due after one year through three years...       ---             ---
Due after three years....................       ---             ---
                                               ----            ----
     Total...............................      $143            $141
                                               ====            ====

                                                                     SCHEDULE II
                           HEARTLAND PARTNERS, L.P.
                       VALUATION AND QUALIFYING ACCOUNTS
             For The Years Ended December 31, 1997, 1996 AND 1995
                            (amounts in thousands)

                                                      Additions
             Description                Balance at    charged to   Deductions   Balance
                                        beginning     costs and                 at end
                                         of year       expenses                 of year
---------------------------------------------------------------------------------------
Year Ended December 31, 1997:

Allowance for claims and liabilities...     $2,660      $   78   $  (569))(a)    $2,169
                                            ======      ======   =============   ======
Year Ended December 31, 1996:

Allowance for claims and liabilities...     $2,492      $1,141   $  (973)(a)     $2,660
                                            ======      ======   =============   ======
Year Ended December 31, 1995:

Allowance for claims and liabilities...     $1,895      $1,860   $  (1,263)(a)   $2,492
                                            ======      ======   =============   ======

Note: (a) Payments

    SCHEDULE III

                           HEARTLAND PARTNERS, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997
                            (amounts in thousands)

                                                                                                Gross Amount at Which
                                                                 Cost Capitalized                      Carried
                                          Initial Cost to            Subsequent                   at Close of Period
                                             Heartland             to Acquisition                         (1)
                                       ----------------------  -------------------------    ---------------------------------
                                                                                                       Building,
                                                  Buildings &                   Carrying             Improvement and
Description                              Land    Improvements  Improvements(3)  Costs(4)    Land    and Carrying Costs   Total
-----------                            --------  ------------  ---------------  --------   -------  ------------------  -------
Developable Sites
Chicago, IL....................(7)     $  4,434    $     1        $    2,111(6) $  1,685   $ 4,434      $     3,797     $ 8,231

Milwaukee, WI..................             803        939             1,299(6)      971       803            3,209       4,012

Fife, WA.......................           2,573         --               198         232     2,573              430       3,003

Rosemount, MN..................             956         --               865         407       956            1,272       2,228

Osprey.........................(8)        1,342         --             2,750          --     1,342            2,750       4,092

Other developable properties
less than 5% of total..........              63         --               142          38        63              180         243
                                       --------    -------        ----------    --------   -------      -----------     -------
Total developable
properties.....................          10,171        940(5)          7,365       3,333    10,171           11,638      21,809
                                       --------    -------        ----------    --------   -------      -----------     -------
Sale Properties................           1,163         --                10(5)              1,163               10       1,173
                                       --------    -------        ----------    --------   -------      -----------     -------
TOTAL                                  $ 11,334    $   940        $    7,375    $  3,333   $11,334      $    11,648     $22,982
                                       ========    =======        ==========    ========   =======      ===========     =======
                                                                                       Life On
                                                                                        Which
                                                                                     Depreciation
                                                                                       In Latest
                                                          Date of                       Income
                                        Accumulated     Completion of     Date        Statement
                                        Depreciation    Construction     Acquired    Is Computed
                                       --------------  ---------------  ----------  --------------
Developable Sites
Chicago, IL....................(7)      $       15         Various        Various         (2)

Milwaukee, WI..................                423         Various        Various         (2)

Fife, WA.......................                 --         Various        Various

Rosemount, MN..................                 --           N/A          Various

Osprey.........................(8)              --           N/A          Various

Other developable properties
less than 5% of total..........                 --           N/A          Various
                                        ----------
Total developable
properties.....................                438
                                        ----------
Sale Properties................                  2         Various        Various
                                        ----------
TOTAL                                   $      440
                                        ==========

(1) See Attachment A to Schedule III for reconciliation of beginning of period total to total at end of period.
(2) Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.
(3) Improvements include all costs which increase the net realizable value of the property except carrying costs.
(4)  Carrying costs consists primarily of legal fees and real estate taxes.
(5) These amounts are included in Buildings and other on the Consolidated Balance Sheet. Also included in the amount shown on the Consolidated Balance Sheet for Buildings and other is furniture and equipment of $1,021, with related accumulated depreciation of $367.
(6) These amounts include a total of $32 that is included in Buildings and other on the Consolidated Balance Sheet.
(7) Includes certain parcels of land encumbered by a $2,000,000 short-term loan (See Note 4 to the Consolidated Financial Statements).
(8)  Includes parcels of land encumbered by a $1,750,000 short-term loan (See
     Note 4 to the Consolidated Financial Statements).

                            HEARTLAND PARTNERS, L.P.
                           ATTACHMENT A TO SCHEDULE III
               RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING
                       OF YEAR WITH TOTAL AT END OF YEAR
                                 (IN THOUSANDS)

                                1997      1996      1995
                              --------  --------  --------

Balance at January 1.........  $21,280   $20,903   $20,700
                               -------   -------   -------

Additions during year:
  Other acquisitions.........    1,125       663       ---
Improvements.................    3,987     1,388       919
                               -------   -------   -------
 Total Additions.............    5,112     2,051       919
                               -------   -------   -------

Deductions during year:
  Cost of real estate sold...    3,410     1,674       716
                               -------   -------   -------
    Total deductions.........    3,410     1,674       716
                               -------   -------   -------
Balance at December 31.......  $22,982   $21,280   $20,903
                               =======   =======   =======


            Reconciliation Of Real Estate Accumulated Depreciation
                At Beginning of Year with Total At End of Year
                                (In Thousands)


                              1997   1996   1995
                              -----  -----  -----

Balance at January 1........  $ 382  $ 323  $ 264
                              -----  -----  -----

Additions during year:
  Charged to Expense........     61     59     59
                              -----  -----  -----
    Total Additions.........     61     59     59
                              -----  -----  -----

Deductions during year:
  Cost of real estate sold..      3    ---    ---
                              -----  -----  -----
    Total deductions........      3    ---    ---
                              -----  -----  -----
Balance at December 31......  $ 440  $ 382  $ 323
                              =====  =====  =====



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


None

                                 PART III
                                 ========

Item 10.  Directors and Executive Officers.


Heartland does not have a Board of Directors.

Set forth below is information for each director of HTI, the general partner of Heartland, and each executive officer of HTI and Heartland. Directors of HTI are not compensated by Heartland.



Name and Age                              Principal Occupation, Business
                                           Experience and Directorships

Lawrence S. Adelson, 48..... Vice President and General Counsel of the Company
                             since June 1990; Vice President and General Counsel of HTI since October 1988.

Alan Andreini, 51........... Director of HTI (since September 1997); President and Chief Operating Officer (since May 1977), InterWorld Corporation (internet software), New York, New York; Executive Vice President (1994-
                             1997) and Senior Vice President (1986-1994)
                             Comdisco (technology services), Rosemount,
                             Illinois; Vice President (1973-1978), Salomon Brothers, New York, New York and London, England. Mr. Andreini also serves as a Director of Comdisco, International Corporation.

Robert S. Davis, 83......... Director of HTI (since October 1988); Chairman of the audit committee of HTI; self-employed consultant (for more than the past five years); Senior Vice President (1978-79), St. Paul Companies (insurance), St. Paul, Minnesota.

Leon F. Fiorentino, 73...... Vice President - Finance, Secretary and Treasurer
                             of HTI (since September, 1990); Vice President - Finance, Secretary and Treasurer of CMC (June 1990-August 1995).

Edwin Jacobson, 68.......... President and Chief Executive Officer of the
                             Company (since September 1990); Director of HTI (since November 1985); member of the executive and investment committees of HTI; Director and Chairman of the Executive Committee (since June 1992) and formerly President (from February 1994- February
                             1997) and Chief Executive Officer (from February 1994 - July 1997) of Avatar Holdings Inc. (Real estate, water, and wastewater utilities operations.)

John R. Torell III, 58...... Director of HTI (since September 1997); Chairman
                             (since 1990), Torell Management Inc. (financial advisory) New York, New York; and Special Director of the Zilkha & Company group of companies (merchant banking); Chairman and Chief
                             Executive Officer (1990-1994), Fortune Bancorp (banking), Tampa, Florida; Chairman, President and Chief Executive Officer (1983-1989), CalFed, Inc.(banking), Los Angeles, California; President (1982-1988), Manufacturers Hanover corporation (banking), New York, New York. Mr. Torell also serves as a Director of American Home Products Corporation, Claremount Technology Group Inc., Paine Webber Group, Inc. and Volt Information Sciences, Inc.

Ezra K. Zilkha, 72.......... Director of HTI (since October 1988); member of the executive committee and audit committee and chairman of the investment committee of HTI; President and Director (since 1956), Zilkha & Sons, Inc. (Investments), New York, New York. Mr. Zilkha is a director of Newhall Land and Farming Co. and was a Director of Cigna Corporation until April 24, 1996.

Item 11. Executive Compensation

The following information is furnished as to all compensation awarded to, earned by or paid to the Chief Executive Officer of CMC and the one other executive officer with 1997 compensation greater than $100,000.




    Name And                     Annual Compensation    All Other
Principal Position       Year     Salary       Bonus   Compensation
                         ----     ------       -----   ------------
Edwin Jacobson           1997    $275,000    $    ---     $4,750
 President and Chief     1996     275,000         ---      4,750
 Executive Officer       1995     321,875         ---      4,750

Lawrence S. Adelson      1997    $112,500     $25,000     $4,750
 Vice President and      1996     112,500         ---      4,750
 General Counsel         1995     112,500         ---      4,750

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

Under a deferred salary arrangement available to all employees, Mr. Adelson deferred $32,813 of his 1995 salary into 1996, $35,341 of his 1996 salary into 1997 and $37,817 of his 1997 salary into 1998.

An employment agreement with the President and Chief Executive Officer of CMC provided for a base salary of $350,000 per year through July 1, 1995, all or a portion of which could be deferred at the officer's election.

On July 2, 1995, CMC entered into a new employment agreement with the President and Chief Executive Officer, which provides for an annual base salary of $350,000 through August 15, 1995 and $275,000 from August 16, 1995 through May 30, 2002, all or a portion of which may be deferred at the officer's election. On January 2, 1998, the term of Mr. Jacobson's agreement was extended until May 30, 2002. The contract provides incentive compensation equal to 10% of the value of all amounts distributed to Unitholders and the holder of the Class B Interest in excess of the "Capital Amount" as defined. The Capital Amount approximates the average market value of the Units for the first 30 trading days after the Distribution Date, subject to adjustment as set forth in the contract. During or after the term of employment, incentive payments will be made with respect to distributions by Heartland during Heartland's term of existence, and if distributions are made subsequent to such officer's death, payments will be made to his designee or estate. The contract also provides that in the event of a "change of control of Heartland" during or after the term of employment, the officer shall receive a lump sum payment of $1,250,000.

Heartland does not maintain any pension, profit-sharing, bonus or similar plan for its employees. Insurance benefit programs are non-discriminatory. CMC sponsors a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986. All full-time permanent employees of CMC are eligible to participate in the plan. In 1997, a participating employee could authorize contributions to the plan in the form of salary reductions of up to $9,500. CMC makes matching contributions of 50% of each participant's contribution to the plan. Employees are fully vested with respect to salary reduction and CMC's contributions. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon a showing of financial hardship.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by Heartland to be beneficial owners of more than 5% of Heartland's outstanding Units at March 23, 1998:

                                             Number of
Name and Address of Beneficial Owner (i)    Units Owned  Percent
----------------------------------------    -----------  -------

Lehman Brothers Holdings, Inc. (ii)
American Express Tower
3 World Financial Center
New York, New York 10285...........           187,400      8.7%

Waveland Partners, L.P. (v)
333 West Wacker Drive, Suite 1600
Chicago, IL 60606..................           185,435      8.7%

Cowen & Company (iii)
Financial Square
New York, New York 10285...........           183,100      8.5%

Edwin Jacobson (iv)
547 W. Jackson
Chicago, Illinois 60661............           138,000      6.4%

(i)    Nature of ownership is direct, except as otherwise indicated herein.

(ii) Based on a statement filed on Schedule 13G, as amended through December 31, 1994, Lehman Brothers Holdings Inc., through its subsidiary, Lehman Brothers Inc., a registered broker/dealer, has sole voting and dispositive power with respect to such Units.

(iii) Based on a statement filed on Schedule 13G as amended through December 31, 1997, Cowen & Company, a registered broker/dealer and investment adviser, Cowen Incorporated and Joseph Cohen have shared voting power of 132,900 Units, and shared dispositive power of 183,100 Units.

(iv) Included in the table are 8,000 units held by Mr. Jacobson's wife as to which Mr. Jacobson shares voting and dispositive power.

(v) Based on a statement filed on Schedule 13D, as amended through March 23, 1998, Waveland Partners, L.P., Waveland Capital Management, L.P. and Clincher Capital Corporation share voting and dispositive power with respect to such Units.

Security Ownership of Management

Set forth below is certain information concerning the beneficial ownership of Units by each current director of HTI, the General Partner of Heartland, by each named executive officer of CMC and by all directors and executive officers of HTI and all executive officers of CMC as a group, as of March 23, 1998:

          Name of Beneficial
         Owner and Number of             Number of
           Persons in Group             Units Owned  Percent
--------------------------------------  -----------  -------

Lawrence S. Adelson...................      ---    ---%
Alan Andreini.........................      ---    ---%
Robert S. Davis.......................      ---    ---%
Edwin Jacobson (ii)...................  138,000    6.4%
John R. Torell III....................      ---    ---%
Ezra K. Zilkha (iii)..................   97,000    4.5%
All directors and executive officers
as a group (7 persons)................  235,000   10.9%

(i) Nature of ownership is direct, except as otherwise indicated herein. Unless shown, ownership is less than 1% of class.

(ii) Included in the table are 8,000 units held by Mr. Jacobson's wife as to which Mr. Jacobson shares voting and dispositive power.

(iii) Included in the table are 1,500 Units held by Mr. Zilkha's wife as to which Mr. Zilkha shares voting and dispositive power. Also included are 24,500 Units owned by Zilkha & Sons, Inc., with respect to which Mr. Zilkha may be deemed to be the beneficial owner.

Item 13.  Certain Relationships and Related Transactions

CMC has a management agreement with HTI, pursuant to which CMC is required to pay HTI an annual management fee in the amount of $425,000. On December 31, 1996, CMC paid HTI $1,180,400 related to previously accrued management fees including $107,400 for interest related to the past due amounts.

Under a management services agreement, HTI reimbursed Heartland for reasonable and necessary costs and expenses for services totaling $227,850 for the year ended December 31, 1997, $180,000 for 1996 and $109,000 for 1995.

The officers of HTI and Heartland, including Edwin Jacobson, President and Chief Executive Officer of HTI and Heartland, will not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that (i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland, or any Unitholder on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner (although it is not clear under Delaware law that such provisions would be enforceable). The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will act in its sole discretion, in good faith or pursuant to other appropriate standards.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this report:

     1.  Financial statements
         --------------------

The financial statements of Heartland Partners, L.P. are included in Part II,
Item 8:


REPORT OF INDEPENDENT AUDITORS...................................................................... 12

CONSOLIDATED BALANCE SHEETS
  December 31, 1997 and 1996........................................................................ 13

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
  For the Years Ended December 31, 1997, 1996, and 1995............................................. 14

CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Years Ended December 31, 1997, 1996 and 1995.............................................. 15

CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended December 31, 1997, 1996, and 1995............................................. 16

Notes to Consolidated Financial Statements.......................................................... 17

  2. Financial statement schedules
     -----------------------------
VALUATION AND QUALIFYING ACCOUNTS................................................................... 27

REAL ESTATE AND ACCUMULATED DEPRECIATION............................................................ 28

Attachment A to Schedule III........................................................................ 29

The financial statement schedules are not included in the Annual Report provided to Unitholders. Other schedules are omitted because they are not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.  Exhibits
    --------

3.1 Certificate of Limited Partnership, dated as of October 4, 1988, incorporated by reference to Exhibit 3.1 to Heartland's Current Report on Form 8-K dated January 5, 1998.

3.2 Amended and Restated Agreement of Limited Partnership of Heartland Partners, L.P., dated as of June 27, 1990, incorporated by reference to
        Exhibit 3.2 to Heartland's Current Report on Form 8-K dated January 5, 1998.

3.3 Amendment, dated as of December 4, 1997, to the Amended and Restated Agreement of Limited Partnership of Heartland Partners, L.P., incorporated by reference to Exhibit 3.3 to Heartland's Current report on Form 8-K dated January 5, 1998.

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

10.6 Second Amendment to Employment Agreement, dated as of July 1, 1995 between CMC Heartland Partners and Edwin Jacobson, incorporated by reference to Exhibit 10.6 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.*

10.7 Employment Agreement, dated July 2, 1995, between CMC Heartland Partners and Edwin Jacobson, incorporated by reference to Exhibit 10.7 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.*

10.8 First Amendment to Employment Agreement, dated as of January 2, 1998 between CMC Heartland Partners and Edwin Jacobson (filed herewith).*

21      Subsidiaries of Heartland Partners, L.P (filed herewith).

27      Financial Data Schedule (filed herewith).

    -----------------------------

    * Management contract required to be filed as an exhibit pursuant to Item 14(c).

       (b)    Reports on Form 8-K
              -------------------

No reports were filed by Heartland with the Securities and Exchange Commission during the last quarter of 1997.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HEARTLAND PARTNERS, L.P.
                                               ------------------------
                                                     (Registrant)

                                               By  /s/   Edwin Jacobson
                                        --------------------------------------
                                                    Edwin Jacobson
                                        President and Chief Executive Officer of
                                        Heartland Technology, Inc., General
                                        Partner (Principal Executive Officer)

                                             By  /s/  Leon F. Fiorentino
                                        --------------------------------------
                                                  Leon F. Fiorentino
                                        Vice President-Finance, Treasurer and
                                          Secretary of Heartland Technology,
                                          Inc., General Partner (Principal
                                          Financial and Accounting Officer)

Date:        March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


         /s/  Robert S. Davis                        /s/ Edwin Jacobson
------------------------------------------  ----------------------------------------
              Robert S. Davis                            Edwin Jacobson
(Director of Heartland Technology, Inc.)    (Director of Heartland Technology, Inc.)
              March 31, 1998                            March 31, 1998

           /s/ Alan Andreini                        /s/  Ezra K. Zilkha
------------------------------------------  ----------------------------------------
               Alan Andreini                             Ezra K. Zilkha
(Director of Heartland Technology, Inc.)    (Director of Heartland Technology, Inc.)
              March 31, 1998                            March 31, 1998

         /s/ John R. Torell III
------------------------------------------
             John R. Torell III
 (Director of Heartland Technology, Inc.)
              March 31, 1998


                            HEARTLAND PARTNERS, L.P.

                               INDEX TO EXHIBITS

Exhibit
Number         Description                                                            Page Number
------         -----------                                                            -----------
3.1       Certificate of Limited Partnership, dated as of October 4, 1988, incorporated by reference to Exhibit 3.1 to Heartland's Current Report on Form 8-K dated January 5, 1998.

3.2       Amended and Restated Agreement of Limited Partnership of Heartland
          Partners, L.P., dated as of June 27, 1990, incorporated by reference to Exhibit 3.2 to Heartland's Current Report on Form 10-K for the year ended December 31, 1990.

3.3       Amendment, dated as of December 4, 1997, to the Amended and Restated
          Agreement of Limited Partnership of Heartland Partners, L.P., incorporated by reference to Exhibit 3.3 to Heartland's Current report on Form 8-K dated January 5, 1998.

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

10.2      Management Agreement, dated as of June 27, 1990, by and among Chicago
          Milwaukee Corporation, Heartland Partners, L. P. and CMC Heartland
          Partners, incorporated by reference to Exhibit 10.2 to Heartland's
          Annual Report on Form 10-K for the year ended December 31, 1990.

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



Exhibit
Number         Description                                                            Page Number
10.5      First Amendment to Employment Agreement, dated July 1, 1993, by and between Edwin Jacobson and CMC Heartland Partners incorporated by reference to Exhibit 10.5 to Heartland's Annual Report on Form 10-K
          for the year ended December 31, 1994.

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

10.8      First Amendment to Employment Agreement, dated as of January 2, 1998
          between CMC Heartland Partners and Edwin Jacobson (filed herewith).               42

21        Subsidiaries of Heartland Partners, L.P. (filed herewith).                        43

27        Financial Data Schedule (filed herewith).                                         44