Form 10-Q
period 1998-03-31
HEARTLAND PARTNERS L P
filed 1998-05-15
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended                March 31, 1998
                                    -------------------------------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from
                                   ---------------------to---------------------

Commission File Number: 1-10520


                            HEARTLAND PARTNERS, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                    36-3606475
-------------------------------------------------------------------------------
        (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)



547 West Jackson Boulevard, Chicago, Illinois                         60661
-------------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip Code)


                                 312/294-0440
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           HEARTLAND PARTNERS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                            (dollars in thousands)
                                  (Unaudited)

                                                                    March 31,   December 31,
                                                                       1998         1997
                                                                    ---------   ------------
Assets:
Cash.............................................................   $     411   $      1,890
Restricted cash..................................................         894            724
Marketable securities (at market)................................         143            141
Accounts receivable (net)........................................         308            251
Accrued interest receivable......................................           0              3
Prepaid and other assets.........................................         361            355
Investment in joint venture......................................         278            278
                                                                    ---------   ------------
     Total.......................................................       2,395          3,642
                                                                    ---------   ------------

Property:
Buildings and other..............................................       2,024          2,003
     Less Accumulated depreciation...............................         835            807
                                                                    ---------   ------------
Net buildings and other..........................................       1,189          1,196
Land held for sale...............................................       1,163          1,163
Housing Inventories..............................................       4,650          4,815
Land held for development........................................       8,748          8,829
Capitalized predevelopment costs.................................       7,453          7,193
                                                                    ---------   ------------
     Net properties..............................................      23,203         23,196
                                                                    ---------   ------------
  Total assets...................................................   $  25,598   $     26,838
                                                                    =========   ============
Liabilities:
Notes payable....................................................   $   5,894   $      3,750
Accounts payable and accrued expenses............................         505            724
Management fee due affiliate.....................................         531            425
Accrued real estate taxes........................................       1,067          1,092
Allowance for claims and liabilities.............................       2,118          2,169
Unearned rents and deferred income...............................       1,153          1,200
Distribution Payable.............................................           0          1,631
Other liabilities................................................         688            356
                                                                    ---------   ------------
     Total liabilities...........................................      11,956         11,347
                                                                    ---------   ------------
Partners' Capital:
General Partner..................................................           9             28
Class A Limited Partners - 2,142  units authorized, issued and
  outstanding....................................................       4,080          5,902
Class B Limited Partner..........................................       9,554          9,563
Unrealized holding loss on marketable securities.................         (1)            (2)
                                                                    ---------   ------------
     Total partners' capital.....................................      13,642         15,491
                                                                    ---------   ------------
Total liabilities and partners' capital..........................   $  25,598   $     26,838
                                                                    ---------   ------------


    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE QUARTERS ENDED
                       MARCH 31, 1998 AND MARCH 31, 1997
                  (dollars in thousands except per unit data)
                                  (Unaudited)

                                                   Quarter Ended
                                                     March 31,
                                               1998          1997
                                             ---------  --------------
     Revenues:
     ---------
Property sales.............................   $ 1,265         $   121
Less:  Cost of property sales..............     1,433               7
                                              -------         -------
    Gross profit (loss) on property sales..      (168)            114
Portfolio income...........................        10              24
Rental income..............................       217             332
Other revenue..............................        34              12
                                              -------         -------
     Total net revenues....................        93             482
                                              -------         -------

     Operating expenses:
     -------------------
Selling expenses...........................       734             115
Real Estate Taxes..........................       147             242
General and administrative expenses........       929           1,244
Depreciation and amortization..............        28              22
Management fee.............................       106             106
                                              -------         -------
     Total expenses........................     1,944           1,729
                                              -------         -------

     Net Loss..............................   $(1,851)        $(1,247)
                                              =======         =======

    Net (Loss) allocated
     to General Partner....................   $   (19)        $   (13)
                                              =======         =======

    Net (Loss) allocated to
       Class B Limited Partner.............   $    (9)        $    (6)
                                              =======         =======

    Net (Loss) allocated to
       Class A Limited Partners............   $(1,823)        $(1,228)
                                              =======         =======

    Net (Loss) per Class A
       Limited Partnership Unit............     $(.85)          $(.57)
                                              =======         =======

    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (dollars in thousands)
                                  (Unaudited)

                                                                         1998       1997
                                                                       ---------  ---------
Cash Flow From Operating Activities:
Net (loss)............................................................. $(1,851)   $(1,247)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
  Depreciation and amortization........................................      28         22
  (Accretion) amortization of security (premium)/discount..............      (1)       (15)
  Loss/ (Gain) on sales of properties..................................     168       (114)
  Loss (gain) on sale of securities....................................       -          2
  Proceeds from sales of properties....................................   1,265        121
Net change in assets and liabilities:
  (Decrease) increase in allowance for claims & liabilities............     (51)      (204)
  (Increase) Decrease in accounts and interest receivables.............     (54)        33
  Increase (decrease) in accounts payable and accrued liabilities......    (244)         2
  Increase (Decrease) in management fee due HTI........................     106       (319)
  Net change in other assets and liabilities...........................     280        107
                                                                        -------    -------
Net cash flow (used in) operating activities...........................    (354)    (1,612)
                                                                        -------    -------

Cash Flow From Investing Activities:
Capital Expenditures for inventories...................................  (1,268)         0
Capital expenditures including land and development costs..............    (179)      (548)
Addition to buildings, furniture &fixtures.............................     (21)         0
Write-off of capitalized costs.........................................       0        335
Net sales and maturities of marketable securities......................       0      4,333
Dividend paid..........................................................  (1,631)    (2,719)
                                                                        -------    -------
Net cash (used in) provided by investing activities....................  (3,099)     1,401
                                                                        -------    -------

Cash Flow From Financing Activities:

Advance on notes payable...............................................   2,144        143
Increase in restricted cash............................................    (170)      (110)
                                                                        -------    -------
Net cash flow provided by financing activities.........................   1,974         33
                                                                        -------    -------
(Decrease) increase in cash............................................  (1,479)      (178)
Cash at December 31, 1997 and 1996.....................................   1,890        931
                                                                        -------    -------
Cash at March 31, 1998 and 1997........................................ $   411    $   753
                                                                        =======    =======

    See accompanying notes to condensed consolidated financial statements.

                            HEARTLAND PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31, 1998

1.  Consolidation

Heartland Partners, L.P. ("Heartland") was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI is the general partner of Heartland (in such capacity, the "General Partner"). In July 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland and CMC, formed CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership, to undertake a planned housing development in Minnesota. CMC has a 100% membership interest in CMC Heartland Partners II ("CMCII"), CMC Heartland Partners III ("CMCIII") and CMC Heartland Partners V ("CMCV"). CMCII was formed to participate in the Goose Island Industrial park joint venture. CMCIII was formed in 1997 to develop a portion of the Kinzie Station property in Chicago, IL. CMCV was formed in 1996 to construct houses in a master-planned residential community in St. Marys, GA. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sales agent as well as the general contractor in the St. Marys development. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCI, CMCII, CMCIII, CMCV, and LCL.
 .
All adjustments which are in the opinion of management necessary to fairly present the financial statements have been made and are of a normal recurring nature. The results of operations for the quarter and three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 interim statements. These reclassifications have not changed the 1997 results.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with Heartland's audited consolidated financial statements for the fiscal year ended December 31, 1997, including the notes thereto.

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

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1998


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

At March 31, 1998, Heartland's allowance for claims and liabilities was approximately $ 2.1 million of which $0.4 million was for the resolution of non-environmental claims and $1.7 million was for environmental matters.

3. Restricted Cash

On May 14, 1997, CMC established a line of credit agreement in the amount of $5 million with LaSalle National Bank ("LNB") pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve (See Note 4). On December 30, 1997, CMCV renewed a line of credit agreement in the amount of $3 million with NationsBank ("NB") pursuant to which CMCV pledged cash in the amount of $100,000 as an interest reserve (see Note 4). Restricted cash at March 31, 1998 also includes purchasers' earnest money escrow deposits of $283,261 and a $10,525 construction improvement bond held by the Osprey Cove Homeowners Association

4.  Short Term Loans

Advances against the LNB line of credit as described in Note 3 bear interest at the prime rate of LNB plus 1.0% (9.50% at March 31, 1998). This loan is collateralized by certain parcels of land in Chicago, IL which have a carrying value of $6,625,000 as of March 31,1998 . The agreement terminates on May 1, 1998. Under the terms of the agreement, CMC is required to maintain a minimum net worth in excess of $15 million, liquid assets in excess of $1 million, is limited in incurring additional indebtedness and restricted from making certain distributions. At March 31, 1998, $4,551,000 had been advanced to CMC by LNB against the line of credit. The Company has completed negotiations with LNB to extend the maturity of the loan, modify certain existing financial covenants, and increase the amount of the credit facility. The final documentation of the new credit facility is expected to be completed by the end of the second quarter of 1998. Accordingly, no adjustments related to this uncertainty have been made in the accompanying financial statements.

On December 30, 1996, CMCV signed a revolving line of credit agreement in the amount of $3 million with NationsBank ("NB") to acquire lots and construct houses in Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMC granted a first mortgage to NB on specific lots in said subdivision with a carrying value of $3,789,000 at March 31, 1998. Advances against the revolving line of credit bear interest at the prime rate of NB plus 1.0% (9.50% at March 31, 1998). The agreement was modified to extend its original maturity date of December 30, 1997

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1998


to December 30, 1998. At that time, all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will be extended for a period of six months to allow for the completion of homes then under construction, but no new construction shall be commenced. Under the terms of the agreement, CMCV is required to maintain a minimum net worth of $500,000 and a minimum leverage ratio not to exceed of 4:1. At March 31,1998, $1,343,000 had been advanced to CMCV by NB against the revolving line of credit.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain certain statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievement of results to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in this Form 10-Q.

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from proceeds of property sales and rental income. Cash and marketable securities at amortized cost were $1,449,000 (including $894,000 of restricted cash) at March 31, 1998 and $2,757,000 (including $724,000 of restricted cash) at December 31, 1997. The decrease of $1,308,000 from December 31, 1997 to March 31, 1998 is mainly attributable to the cash distribution of $1.6 million paid January 7, 1998 to unitholders of record on December 31, 1997; and also to capital expenditures for land development and construction costs at Osprey Cove, St. Marys, GA and Kinzie Station, Chicago, IL.(see the Consolidated Statement of Cash Flows).

Cash flow used for operations was $354,000 in the first quarter of 1998, compared to $1,612,000 used in operations in the first quarter of 1997. The decrease in cash used in operations between years is primarily due to the sale of 5 units at Osprey Cove, St. Marys, GA in the first quarter of 1998, vs. none in the first quarter of 1997.

At March 31, 1997, there were 17 homes under contract at Osprey Cove in St. Marys, GA. Of those, 13 contracts are expected to close in 1998.

The Company opened its sales office at Kinzie Station for the pre-sale of the first phase of construction. As of March 31, 1998, this phase is over 20% sold. Construction is expected to start late in the second quarter or early in the third quarter of 1998. The first closings are expected to occur in the fourth quarter of 1999.

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooten Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in The Goose Industrial Park over the next three years. A lease for a 150,000 square foot distribution facility has been signed by the joint venture.

Preliminary concept approval has been received by the Company on a 226 acre site in Rosemount, Minnesota. The development known as Bloomfield was approved for 226 attached units and 241 detached single family units on 192 acres, with the remaining 34 acres reserved for future residential development.

The Company has entered into a Letter of Intent for the Longleaf Country Club in Southern Pines, North Carolina. Under the terms of the Letter of Intent, CMC would sell and build 244 homes on lots currently owned by Longleaf Associates Limited Partnership, an affiliate of General Investment and Development. Heartland

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1998


is to take over the day to day operations on April 1, 1998 and to have a fully executed contract by the end of May 1998.

Heartland has filed for annexation of its property by Fife, Washington for the purpose of obtaining residential zoning for the parcel.

Proceeds from property sales provided cash flow of $1,265,000 for the first quarter of 1998 compared to $121,000 for the first quarter of 1997. The increase is due to 5 sales which closed in the first quarter of 1998 at Osprey
Cove, St. Marys, GA. Provided the 13 homes under construction are conveyed during the remainder of the year, those contracts could provide an additional $3,250,000 of cash flow.

As of March 31,1998, Heartland had approximately $144,000 (fair value) invested in marketable securities. All securities are invested in direct obligations of the U.S. Government.

Portfolio income is derived principally from the investment of cash not required for operating activities ("excess cash") in various U. S. Government obligations. Portfolio income for the first quarter 1998 was $10,000 compared to $24,000 for the first quarter of 1997. The decrease in 1998 compared to 1997 reflects cash used to fund the distribution and capital expenditures associated with land, development costs, marketing and sales expenses for the development sites.

Heartland has approximately 200 active leases on its real estate properties, which generated $217,000 of revenue in the first quarter of 1998, compared to $332,000 in the first quarter of 1997. The decrease is due to a tenant moving out of two spaces in Milwaukee. This has resulted in decreased monthly revenues of about $35,000. Rental income for 1998 is expected to decrease as a result of these vacancies.

At March 31, 1998, Heartland had designated 17 sites, or approximately 938 acres with a book value of $10,388,000, for development. Capitalized expenditures at these sites were $179,000 for the three months ended March 31, 1998 compared to $492,000 for the same period of 1997. At March 31, 1998, capitalized costs on development properties totaled $7,453,000. Expenditures which significantly increase the value and are directly identified with a specific project are capitalized.

The Company performs annual reviews on major properties to determine that the capitalized cost of development properties does not exceed the current fair value without regard to the property's expected net realizable value from development. If the capitalized cost of any property exceeds the current fair value, then a loss is recognized and the capitalized cost is reduced in accordance with FAS 121. No loss is included in the statement of operations for the quarters ended March 31, 1998, and 1997.

At March 31, 1998, land held for sale consists of 16,213 acres with a book value of $1,163,000. It will be disposed of in an orderly fashion. It is anticipated that it may take until the end of the year 2000 to dispose of most of these properties.

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1998


The cost of property sales for the first quarter ended March 31, 1998 was $1,433,000 or 113% of sales proceeds compared to 7,000 or 6% for the same period of 1997. This increase is due to the indirect construction costs incurred with the startup of Osprey Cove, St. Marys, GA. These costs are capitalized and written off as units close. A significant portion of those costs were incurred and capitalized during 1997, before any sales were consummated.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $1.7 million at March 31, 1998 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

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

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. In May 1997, CMC signed a line of credit agreement in the amount of $5 million with La Salle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL and pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (9.5% at March 31, 1998). The agreement terminates on May 1, 1998 at which time all outstanding advances and any accrued interest must be paid. Under the terms of the agreement, CMC is required to maintain a minimum net worth in excess of $15 million, liquid assets in excess of $1 million, is limited in incurring additional indebtedness and restricted from making certain distributions (See Note 4 to the Consolidated Financial Statements). The Company has completed negotiations with LNB to extend the maturity of the loan, modify certain existing financial covenants, and increase the amount of the credit facility. The final documentation of the new credit facility is expected to be completed by the end of the second quarter of 1998.

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1998


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

Results of Operations

For the quarter ended March 31, 1998, operations resulted in a net loss of $1,851,000 of which $1,823,000 was allocated to the Class A limited Partners, or $ .85 per Class A Unit. Operations for the quarter ended March 31, 1997 resulted in net loss of $1,247,000, of which $1,228,000 was allocated to Class A limited partners or $.57 per Class A Unit.

Property sales for the first quarter of 1998 were $1,265,000 compared to $121,000 for the first quarter of 1997. Property sales in the first quarter of 1998 were comprised of 5 units which closed at Osprey Cove, St. Mary's, GA, and the sale of 2 easement rights. First quarter 1997 sales were comprised of parcels of raw land.

Portfolio income for the first quarter of 1998 was $10,000 compared to $24,000 for the first quarter of 1997. The decrease in portfolio income is due to a decrease in cash available for investment, reflecting cash used to fund the distribution and capital expenditures associated with land, development costs, marketing and sales expenses for the development sites.

Rental income for the first three months of 1998 was $217,000 compared to $332,000 for the similar period of 1997. The decrease in rental income for the first quarter of 1998 as compared to 1997 is due to the vacation from premises of 2 lessees in Milwaukee, WI.

Total expenses for the first quarter of 1998 were $1,944,000 compared to $1,729,000 for the same period of 1997. The increase of $215,000 for the first quarter of 1998 as compared to the first quarter of 1997 is primarily due to an increase in Sales and marketing costs of $619,000 in connection with the Osprey Cove and Kinzie Station projects. This is offset by a reduction of $315,000 in general and administrative costs due to an overall reduction in the environmental reserves, between years, of approximately $340,000; and a $95,000 reduction in real estate tax expense since those taxes associated with development projects are capitalized.

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1998


                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings and Contingencies

At March 31, 1998, Heartland's allowance for claims and liabilities was approximately $2.1 million. During the quarter ended March 31, 1998, a $13,000 provision was recorded in respect to environmental matters. Material legal matters are discussed below.

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

Management is not able to reasonably predict the outcome of this matter or, in the event of an adverse outcome, to reasonably estimate the amount of the Company's liability. Accordingly, management has only

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1998


recorded a reserve in the amount of estimated attorney and expert witness fees. Management believes it has meritorious defenses in this matter and intends to pursue them vigorously.

The Company's predecessors purchased insurance policies from the late 1960s to the mid-1980s in the event of liability in excess of the self-insured retention amounts in those policies. Notice of this litigation has been given to the insurance carriers although no formal demand has been made pending liquidation of the claim.

Wheeler Pit, Janesville, Wisconsin

In November 1995 the Company settled a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The settlement calls for the Company to pay General Motors $800,000 at $200,000 annually for four years, 32% of the monitoring costs for twenty-five years beginning in 1997 and 32% of governmental oversight costs; the oversight costs not to exceed $50,000. Payments of $200,000 were made in 1995, 1996 and 1997.

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

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is responsible for some or all of the liability to remediate certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has raised issues to its liability on grounds similar, but not identical, to the grounds on which the Company denied liability in the litigation with the Port of Tacoma set forth above. Following the Supreme Court's denial of the Company's petition for Writ of Certiorari in January 1997, counsel for DEQ indicated DEQ's intention to file suit to resolve these issues. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with DEQ in April 1997. While MDEQ has not formally changed its position, MDEQ has not elected to file suit. Management is not able to express an opinion at this time whether the cost of the defense of this liability or the environmental exposure in the event of the Company's liability will or will not be material.

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

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1998


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

The Company is voluntarily investigating the environmental condition of a property in Minneapolis, Minnesota in connection with a contract to sell the property. The investigation has indicated certain metal impacts in the soil and groundwater. The Company's estimate at this time is that the remediation construction may cost between $425,000 and $881,000. The contract sale price is $562,000.

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

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1998


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
          Exhibit 27 - Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended March 31, 1998.

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1998

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HEARTLAND PARTNERS, L.P.
                                                   (Registrant)

Date:  May 15, 1998                           BY: /s/ Edwin Jacobson
                                                  -------------------
                                                  Edwin Jacobson
                                      President and Chief Executive Officer
                                              Heartland Technology, Inc.
                                               the General Partner





Date:  May 15, 1998                       BY:  /s/ Leon F. Fiorentino
                                             ------------------------
                                               Leon F. Fiorentino
                                           Vice-President, Secretary
                                                and Treasurer of
                                            Heartland Technology, Inc.
                                              the General Partner

                           HEARTLAND PARTNERS, L.P.
                                March 31, 1998


                                 EXHIBIT INDEX
                                 -------------


Exhibit Number                    Description             Sequential Page Number
--------------                    -----------             ----------------------

27                           Financial Data Schedule                 17