Form 10-Q
period 1998-06-30
HEARTLAND PARTNERS L P
filed 1998-08-14
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended      June 30, 1998
                                    --------------------------------------

                                      OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                    to
                                    -------------------   ----------------

Commission File Number: 1-10520


                           HEARTLAND PARTNERS, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                                           36-3606475
---------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

547 WEST JACKSON BOULEVARD, CHICAGO, ILLINOIS                           60661
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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           HEARTLAND PARTNERS, L. P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                             (dollars in thousands)
                                  (Unaudited)

                                                                     JUNE 30,    DECEMBER 31,
                                                                      1998          1997
                                                                    ---------   ------------
ASSETS:
Cash.........................................................       $     37        $  1,890
Restricted cash..............................................          1,285             724
Marketable securities (at market)............................            143             141
Accounts receivable (net)....................................            387             251
Accrued interest receivable..................................              0               3
Prepaid and other assets.....................................            302             355
Investment in joint venture..................................            303             278
                                                                    --------        --------
   Total.....................................................          2,457           3,642
                                                                    --------        --------
Property:
Buildings and other..........................................          2,093           2,003
   Less Accumulated depreciation.............................            863             807
                                                                    --------        --------
Net buildings and other......................................          1,230           1,196
Land held for sale...........................................          1,132           1,163
Housing Inventories..........................................          5,394           4,815
Land held for development....................................          8,748           8,829
Capitalized predevelopment costs.............................          7,833           7,193
                                                                    --------        --------
   Net properties............................................         24,337          23,196
                                                                    --------        --------
     TOTAL ASSETS............................................       $ 26,794        $ 26,838
                                                                    ========        ========
LIABILITIES:
Notes payable................................................       $  7,531        $  3,750
Accounts payable and accrued expenses........................          1,211             724
Management fee due affiliate.................................            213             425
Accrued real estate taxes....................................            808           1,092
Allowance for claims and liabilities.........................          1,853           2,169
Unearned rents and deferred income...........................          1,910           1,200
Distribution Payable.........................................              0           1,631
Other liabilities............................................          1,199             356
                                                                    --------        --------
   TOTAL LIABILITIES.........................................         14,725          11,347
                                                                    --------        --------
PARTNERS' CAPITAL:
General Partner..............................................             (9)             28
Class A Limited Partners - 2,142 units authorized, issued and
  outstanding................................................          2,533           5,902
Class B Limited Partner......................................          9,546           9,563
Unrealized holding loss on marketable securities.............             (1)             (2)
                                                                    --------        --------
   TOTAL PARTNERS' CAPITAL...................................         12,069          15,491
                                                                    --------        --------
TOTAL LIABILITIES AND PARTNERS' CAPITAL......................       $ 26,794        $ 26,838
                                                                    ========        ========

See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE QUARTERS AND SIX MONTHS ENDED
                        JUNE 30, 1998 AND JUNE 30, 1997
                  (dollars in thousands except per unit data)
                                  (Unaudited)

                                                           Quarter Ended           Six Months Ended
                                                               June 30,                 June 30,
                                                          1998         1997         1998       1997
                                                       ---------------------      --------------------
     REVENUES:
     ---------
Property sales...................................      $   987       $   121      $  2,252   $    241
Less: Cost of property sales.....................          689            13         2,123         20
                                                      --------      --------      --------   --------
    Gross profit on property sales...............          298           108           129        221
Portfolio income.................................            9             8            20         32
Rental income....................................          258           349           475        682
Other revenue....................................           23           169            58        181
                                                      --------      --------      --------   --------
     TOTAL NET REVENUES..........................          588           634           682      1,116
                                                      --------      --------      --------   --------

     OPERATING EXPENSES:
     -------------------
Selling expenses.................................          720           522         1,454        647
General and administrative expenses..............        1,289         1,268         2,365      2,743
Depreciation and amortization....................           43            27            72         49
Management fee...................................          107           106           213        213
                                                      --------      --------      --------   --------
     TOTAL EXPENSES..............................        2,159         1,923         4,104      3,652
                                                      --------      --------      --------   --------

     NET LOSS....................................     $ (1,571)     $ (1,289)     $ (3,422)  $ (2,536)
                                                      ========      ========      ========   ========

      NET LOSS ALLOCATED TO GENERAL PARTNER
       AND CLASS B LIMITED PARTNER...............     $    (23)     $    (20)     $    (51)  $    (38)
                                                      ========      ========      ========   ========

     NET LOSS ALLOCATED TO CLASS A
       LIMITED PARTNERS..........................     $ (1,548)     $ (1,269)     $ (3,371)  $ (2,498)
                                                      ========      ========      ========   ========

     NET LOSS PER CLASS A
       LIMITED PARTNERSHIP UNIT..................     $   (.72)     $   (.60)     $  (1.57)  $  (1.17)
                                                      ========      ========      ========   ========

See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (dollars in thousands)
                                  (Unaudited)

                                                                                   1998        1997
                                                                                 ---------   ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss).................................................................      $ (3,422)   $ (2,536)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization............................................            72          49
   Loss/ (Gain) on sales of properties.....................................          (129)       (221)
   Loss (gain) on sale of securities.......................................             0           3
   Proceeds from sales of properties.......................................         2,252         241
Net change in assets and liabilities:
   (Decrease) increase in allowance for claims & liabilities...............          (316)       (400)
   (Increase) decrease in accounts and interest receivables................          (133)        (63)
   Increase (decrease) in accounts payable and accrued liabilities.........           203         430
   (Decrease) in management fee due HTI....................................          (212)       (212)
   Net change in other assets and liabilities..............................         1,565         233
                                                                                 --------    --------
NET CASH FLOW (USED IN) OPERATING ACTIVITIES...............................          (120)     (2,476)
                                                                                 --------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital Expenditures for inventories.......................................        (2,671)          0
Capital expenditures including land and development costs..................          (559)     (1,966)
Write-off of capitalized costs.............................................             0         335
Addition to buildings, furniture & fixtures................................           (90)          0
Amortization of security premium/discount..................................             0         (18)
Net sales and maturities of marketable securities..........................            (2)      4,638
Dividend paid..............................................................        (1,631)     (2,719)
                                                                                 --------    --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES........................        (4,953)        270
                                                                                 --------    --------
CASH FLOW FROM FINANCING ACTIVITIES:

Advance on notes payable...................................................         3,781       1,904
Increase in restricted cash................................................          (561)       (310)
                                                                                 --------    --------
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES.............................         3,220       1,594
                                                                                 --------    --------
(Decrease) increase in cash................................................        (1,853)       (612)
Cash at December 31, 1997 and 1996.........................................         1,890         931
                                                                                 --------    --------
CASH AT JUNE 30, 1998 AND 1997.............................................      $     37    $    319
                                                                                 ========    ========

See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998

1. CONSOLIDATION

Heartland Partners, L.P. ("Heartland") was organized to engage in the ownership,purchasing, development, leasing, marketing, construction and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI is the general partner of Heartland (in such capacity, the "General Partner"). In July 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland and CMC, formed CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership, to undertake a planned housing development in Minnesota. CMC has a 100% membership interest in CMC Heartland Partners II ("CMCII"), CMC Heartland Partners III ("CMCIII") and CMC Heartland Partners V ("CMCV"). CMCII was formed to participate in the Goose Island Industrial park joint venture. CMCIII was formed in 1997 to develop a portion of the Kinzie Station property in Chicago, IL. CMCV was formed in 1996 to construct houses in a master-planned residential community in St. Marys, GA. CMC VII was formed in 1998 to acquire and engage in sales, marketing and construction of homes in the Longleaf Country Club, Southern Pines, NC. CMCIV, CMC VI and CMC VIII were formed at various times to acquire and hold properties under various stages of negotiations. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sales agent as well as the general contractor in the St. Marys development. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII and LCL.
 .
All adjustments which are in the opinion of management necessary to fairly present the financial statements have been made and are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998


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

At June 30, 1998, Heartland's allowance for claims and liabilities was approximately $ 1.9 million of which $0.4 million was for the resolution of non-environmental claims and $1.5 million was for environmental matters.

3. RESTRICTED CASH

On May 14, 1997, CMC established a line of credit agreement in the amount of $5 million with LaSalle National Bank ("LNB") pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve (See Note 4). On December 30, 1997, CMCV renewed a line of credit agreement in the amount of $3 million with NationsBank ("NB") pursuant to which CMCV pledged cash in the amount of $100,000 as an interest reserve (see Note 4). Restricted cash at June 30, 1998, also includes purchasers' earnest money escrow deposits of $674,498 and a $10,525 construction improvement bond held by the Osprey Cove Homeowners Association

4.  SHORT TERM LOANS

Advances against the LNB line of credit as described in Note 3 bear interest at the prime rate of LNB plus 1.0% (9.50% at June 30, 1998). This loan is collateralized by certain parcels of land in Chicago, IL which have a carrying value of $6,995,000 as of June 30, 1998 . The agreement terminated on May 1, 1998, but was extended through June 30, 1998 for renewal negotiations, during which the line was temporarily

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998


increased to $6 million. The company completed negotiations with LNB, under which the maturity date of the loan has been extended to April 30, 1999; the line was increased to $8.5 million from $5.0 million; and the net worth requirement was reduced to $12 million from $15 million. The company has subsequently pledged additional cash in the amount of $350,000 bringing the total interest reserve to $850,000. At June 30, 1998, $6,000,000 had been advanced to the company by LNB against the line of credit.

On December 30, 1996, CMCV signed a revolving line of credit agreement in the amount of $3 million with NationsBank ("NB") to acquire lots and construct houses in Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMC granted a first mortgage to NB on specific lots in said subdivision with a carrying value of $3,643,000 at June 30, 1998. Advances against the revolving line of credit bear interest at the prime rate of NB plus 1.0% (9.50% at June 30, 1998). The agreement was modified to extend its original maturity date of December 30, 1997 to December 30, 1998. At that time, all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will be extended for a period of six months to allow for the completion of homes then under construction, but no new construction shall be commenced. Under the terms of the agreement, CMCV is required to maintain a minimum net worth of $500,000 and a minimum leverage ratio not to exceed of 4:1. At June 30, 1998, $1,531,000 had been advanced to CMCV by NB against the revolving line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for operating activities has been derived primarily from proceeds of property sales and rental income. Cash and marketable securities at amortized cost were $1,465,000 (including $1,285,000 of restricted cash) at June 30, 1998 and $2,757,000 (including $724,000 of restricted cash) at December 31, 1997.
The increase of $180,000 from December 31, 1997 to June 30, 1998 is mainly attributable to sales escrow receipts as offset by the cash distribution of $1.6 million paid January 7, 1998 to unitholders of record on December 31, 1997; and also to capital expenditures for land development and construction costs at Osprey Cove, St. Marys, GA and Kinzie Station, Chicago, IL.(see the Consolidated Statement of Cash Flows).

Cash flow used for operations was $120,000 in the first six months of 1998, compared to $2,476,000 used in operations in the first six months of 1997. The decrease in cash used in operations between years is primarily due to the sale of 7 units at Osprey Cove, St. Marys, GA in the first six months of 1998, vs. none in the first six months of 1997.

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998


At June 30, 1998, there were 20 homes under contract at Osprey Cove in St. Marys, GA. Of those, 15 contracts are expected to close during the balance of 1998. To date, 9 contracts have closed; 7 in the first half of 1998 and 2 in the 4th quarter 1997.

The Company opened its sales office at Kinzie Station for the pre-sale of the first phase of construction. Phase I consists of 163 units in a tower building, 24 units in a plaza building and 6 townhomes. As of June 30, 1998, this phase is over 30% sold. Construction is expected to start in the third quarter of 1998. The first closings are expected to occur in the fourth quarter of 1999.

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooten Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in The Goose Industrial Park over the next year. Leases for a 150,000 square foot distribution facility and for 30,000 square feet of a 66,000 square foot building have been signed by the joint venture.

Preliminary concept approval has been received by the Company on a 226 acre site in Rosemount, Minnesota. The development known as Bloomfield was approved for 226 attached units and 241 detached single family units on 192 acres, with the remaining 34 acres reserved for future residential development.

The Company has entered into a Letter of Intent for the Longleaf Country Club in Southern Pines, North Carolina. Under the terms of the Letter of Intent, CMC would sell and build 244 homes on lots currently owned by Longleaf Associates Limited Partnership, an affiliate of General Investment & Development. Heartland took over the day to day operations on April 1, 1998. The final contract is expected to be executed by August 31, 1998.

In addition, the Company has entered into a Letter of Agreement with The Carolina Company, Inc. to become the exclusive sales, marketing and construction company for The Carolina golf course community in Southern Pines, North Carolina.

Heartland has filed for annexation of its property by Fife, Washington for the purpose of obtaining residential zoning for the parcel.

Proceeds from property sales provided cash flow of $987,000 for the second quarter of 1998 compared to $121,000 for the second quarter of 1997. The increase is due to 2 sales which closed in the second quarter of 1998 at Osprey Cove, St. Marys, GA and $249,000 in condemnation proceeds on 1.75 acres of the Lite Yard Property located in Minneapolis, MN.

As of June 30, 1998, Heartland had approximately $144,000 (fair value) invested in marketable securities. All securities are invested in direct obligations of the U.S. Government.

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998


Portfolio income is derived principally from the investment of cash not required for operating activities ("excess cash") in various U. S. Government obligations. Portfolio income for the second quarter 1998 was $9,000 compared to $8,000 for the second quarter of 1997. The year to date decrease in 1998 compared to 1997 reflects cash used to fund the distribution and capital expenditures associated with land, development costs, marketing and sales expenses for the development sites.

Heartland has approximately 200 active leases on its real estate properties, which generated $258,000 of revenue in the second quarter of 1998, compared to $349,000 in the second quarter of 1997. The decrease is due to two tenants who vacated two spaces in Milwaukee. This has resulted in decreased monthly revenues of about $35,000. Rental income for 1998 is expected to decrease as a result of these vacancies. New leasing activity is pending finalization of the receipt of Federal and State grants, which proceeds will be used for the modernization and restoration on the facility.

At June 30, 1998, Heartland had designated 17 sites, or approximately 940 acres with a book value of $10,615,000, for development. Capitalized expenditures at these sites were $3,230,000 for the six months ended June 30, 1998 compared to $2,537,000 for the same period of 1997. At June 30, 1998, capitalized costs on development properties totaled $7,833,000. Expenditures which significantly increase the value and are directly identified with a specific project are capitalized.

The Company performs annual reviews on major properties to determine that the capitalized cost of development properties does not exceed the current fair value without regard to the property's expected net realizable value from development. If the capitalized cost of any property exceeds the current fair value, then a loss is recognized and the capitalized cost is reduced in accordance with FAS 121. No loss is included in the statement of operations for the six months ended June 30, 1998, and 1997.

At June 30, 1998, land held for sale consists of 16,213 acres with a book value of $1,132,000. It will be disposed of in an orderly fashion. These properties will not be disposed of until at least the end of the year 2001.

The cost of property sales for the second quarter ended June 30, 1998 was $689,000 or 70% of sales proceeds compared to 13,000 or 11% for the same period of 1997. This increase is due to the indirect construction costs incurred with the startup of Osprey Cove, St. Marys, GA. These costs are capitalized and written off as units close. A significant portion of those costs were incurred and capitalized during 1997, before any sales were consummated.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $1.5 million at June 30, 1998 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998


reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

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

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. In May 1997, CMC signed a line of credit agreement in the amount of $5 million with La Salle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL and pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (9.5% at June 30, 1998). The agreement terminated on May 1, 1998, but was extended through June 30, 1998 for renewal negotiations, during which the line was temporarily increased to $6 million. The company completed negotiations with LNB, under which the maturity date of the loan has been extended to April 30, 1999; the line was increased to $8.5 million from $5.0 million; and the net worth requirement was reduced to $12 million from $15 million. The company has subsequently pledged additional cash in the amount of $350,000 bringing the total interest reserve to $850,000. At June 30, 1998, $6,000,000 had been advanced to the company by LNB against the line of credit.

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

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998



RESULTS OF OPERATIONS

Operations for the second quarter and six months ended June 30, 1998 resulted in a net loss of $1,571,000 and $3,422,000, respectively, of which $1,548,000 and $3,371,000 was allocated to the Class A limited Partners, or $ .72 and $1.57 per Class A Unit. Operations for the same quarter and six months ended 1997 resulted in net loss of $1,289,000 and $2,536,000 respectively, of which $1,269,000 and $2,498,000 was allocated to Class A limited partners or $.60 and $1.17 per Class A Unit.

Property sales for the second quarter and first six months of 1998 were $987,000 and $2,252,000 compared to $121,000 and $241,000 for the similar period of 1997. Second quarter 1998 sales included 2 units closed at Osprey Cove, St. Marys, GA and $249,000 in condemnation proceeds on 1.75 acres of the Lite Yard property located in Minneapolis, MN. There were no major property sales during the first sixth months of 1997.

Portfolio income for the second quarter of 1998 was $9,000 compared to $8,000 for the second quarter of 1997. Portfolio income for the first sixth months of 1998 was $ 20,000 compared to $32,000 for the similar period of 1997. Portfolio income for the first six months of 1998 decreased $12,000 as compared to the first six months of 1997 primarily due to a decrease in excess cash available to invest in marketable securities.

Rental income for the second quarter and first six months of 1998 was $258,000 and $475,000 respectively compared to $349,000 and $682,000 for the similar periods of 1997. The decrease in rental income between 1997 and 1998 is due to two tenants who vacated their spaces in Milwaukee, WI. New leasing activity is pending finalization of the receipt of Federal and State grant proceeds, which will be used for the modernization and restoration of the facility.

Total expenses for the second quarter of 1998 were $2,159,000 compared to $1,923,000 for the same period of 1997. The increase of $236,000 is primarily due to an increase in sales and marketing costs in connection with the Osprey Cove and Kinzie Station projects.

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain certain statements which may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievement of results to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission, including its 10K and annual report and include, among others:

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998


Economic, and Other Conditions Generally.
----------------------------------------

The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions, changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornados, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on the financial conditions of Heartland, and in turn the Company.

Access to Financing.
-------------------

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of June 30, 1998 Heartland's total consolidated indebtedness was $7,531,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

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

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998



                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS AND CONTINGENCIES

At June 30, 1998, Heartland's allowance for claims and liabilities was approximately $ 1.9 million. During the quarter ended June 30, 1998, a net $50,000 reduction to the provision was recorded in respect to environmental matters. Material legal matters are discussed below.

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

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998


Management is not able to reasonably predict the outcome of this matter or, in the event of an adverse outcome, to reasonably estimate the amount of the Company's liability. Accordingly, management has only recorded a reserve in the amount of estimated attorney and expert witness fees. Management believes it has meritorious defenses in this matter and intends to pursue them vigorously.

The company's predecessors purchased insurance policies from the late 1960's to the mid-1980's in the event of liability in excess of the self-insured retention amounts in these policies. Notice of this litigation has been given to the insurance carriers although no formal demand has been made pending liquidation of the claim.

Wheeler Pit, Janesville, Wisconsin
----------------------------------

In November 1995 the Company settled a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The settlement calls for the Company to pay General Motors $800,000 at $200,000 annually for four years, 32% of the monitoring costs for twenty-five years beginning in 1997 and 32% of governmental oversight costs; the oversight costs not to exceed $50,000. Payments of $200,000 were made in 1995, 1996, 1997 and 1998.

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

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is responsible for some or all of the liability to remediate certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has raised issues to its liability on grounds similar, but not identical, to the grounds on which the Company denied liability in the litigation with the Port of Tacoma set forth above. Following the Supreme Court's denial of the Company's petition for Writ of Certiorari in January 1997, counsel for DEQ indicated DEQ's intention to file suit to resolve these issues. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with DEQ in April 1997. While DEQ has not formally changed its position, DEQ has not elected to file suit. Management is not able to express an opinion at this time whether the cost of the defense of this liability or the environmental exposure in the event of the Company's liability will or will not be material.

At twelve separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998


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

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998


The Company is also subject to other suits and claims which have arisen in the ordinary course of business. In the opinion of management, reasonably possible losses from these matters should not be material to the Company's results of operations or financial condition.

                            HEARTLAND PARTNERS, L.P.
                                 JUNE 30, 1998

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     Exhibit 27 - Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended June 30, 1998.

                            HEARTLAND PARTNERS, L.P.
                                 JUNE 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HEARTLAND PARTNERS, L.P.
                                                      (Registrant)


Date:  August 14, 1998                      BY:  /s/ Edwin Jacobson
                                                 ---------------------------
                                                       Edwin Jacobson
                                           President and Chief Executive Officer
                                               Heartland Technology, Inc.
                                                  the General Partner






Date:  August 14, 1998                      BY:  /s/ Leon F. Fiorentino
                                                 ---------------------------
                                                   Leon F. Fiorentino
                                                Vice-President, Secretary
                                                     and Treasurer of
                                                Heartland Technology, Inc.
                                                   the General Partner

                               HEARTLAND PARTNERS
                                 JUNE 30, 1998

                                 EXHIBIT INDEX
                                 -------------



Exhibit Number                Description               Sequential Page Number
--------------                -----------               ----------------------
      27                 Financial Data Schedule                  20