Form 10-Q
period 1998-09-30
HEARTLAND PARTNERS L P
filed 1998-11-17
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended            September 30, 1998
                                    --------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                       to
                                    ---------------------     ------------------

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                           HEARTLAND PARTNERS, L. P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                             (dollars in thousands)
                                  (Unaudited)

                                                                  September 30,   December 31,
                                                                       1998           1997
                                                                  --------------  -------------
Assets:
Cash............................................................        $    64        $ 1,890
Restricted cash.................................................          1,698            724
Marketable securities (at market)...............................            147            141
Accounts receivable (net).......................................            852            251
Accrued interest receivable.....................................              0              3
Prepaid and other assets........................................            431            355
Investment in joint venture.....................................            303            278
                                                                        -------        -------
   Total........................................................          3,495          3,642
                                                                        -------        -------

Property:
Buildings and other.............................................          2,040          2,003
   Less Accumulated depreciation................................           (890)          (807)
                                                                        -------        -------
Net buildings and other.........................................          1,150          1,196
Land held for sale..............................................          1,107          1,163
Housing Inventories.............................................          6,255          4,815
Land held for development.......................................          8,748          8,829
Capitalized predevelopment costs................................          8,100          7,193
                                                                        -------        -------
   Net properties...............................................         25,360         23,196
                                                                        -------        -------
     Total assets...............................................        $28,855        $26,838
                                                                        =======        =======
Liabilities:
Notes payable...................................................        $10,134        $ 3,750
Accounts payable and accrued expenses...........................          2,102            724
Management fee due affiliate....................................            319            425
Accrued real estate taxes.......................................          1,088          1,092
Allowance for claims and liabilities............................          2,668          2,169
Unearned rents and deferred income..............................          1,910          1,200
Distribution Payable............................................              0          1,631
Other liabilities...............................................          1,371            356
                                                                        -------        -------
   Total liabilities............................................         19,592         11,347
                                                                        -------        -------
Partners' Capital:
General Partner.................................................            (43)            28
Class A Limited Partners - 2,142  units authorized, issued and
  outstanding...................................................           (225)         5,902
Class B Limited Partner.........................................          9,532          9,563
Unrealized holding loss on marketable securities................             (1)            (2)
                                                                        -------        -------
   Total partners' capital......................................          9,263         15,491
                                                                        -------        -------
Total liabilities and partners' capital.........................        $28,855        $26,838
                                                                        =======        =======

    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                  (dollars in thousands except per unit data)
                                  (Unaudited)

                                                 Quarter Ended      Nine Months Ended
                                                 September 30,        September 30,
                                                 1998      1997       1998      1997
                                               -----------------    ------------------
     Revenues:
     ---------
Property sales..............................   $   753    $4,068    $ 3,005    $ 4,309
Less: Cost of property sales................       795     2,234      2,918      2,254
                                               -------    ------    -------    -------
     Gross profit on property sale..........       (42)    1,834         87      2,055
Portfolio income............................        27        15         46         47
Rental income...............................       220       207        695        889
Other revenue...............................       197        57        255        238
                                               -------    ------    -------    -------
     Total net revenues.....................       402     2,113      1,083      3,229
                                               -------    ------    -------    -------

     Operating expenses:
     -------------------
Selling expenses............................       634       448      2,089      1,095
General and administrative expenses.........     2,440     1,557      4,805      4,301
Depreciation and amortization...............        28        29        100         78
Management fee..............................       107       106        318        318
                                               -------    ------    -------    -------
     Total expenses.........................     3,209     2,140      7,312      5,792
                                               -------    ------    -------    -------

     Net Loss...............................   $(2,807)   $  (27)   $(6,229)   $(2,563)
                                               =======    ======    =======    =======

     Net Loss allocated to General Partner
       and Class B Limited Partner..........   $   (42)   $    0    $   (93)   $   (38)
                                               =======    ======    =======    =======

     Net Loss allocated to Class A
       Limited Partners.....................   $(2,765)   $  (27)   $(6,136)   $(2,525)
                                               =======    ======    =======    =======

     Net Loss per Class A
       Limited Partnership Unit.............   $ (1.29)   $ (.01)   $ (2.86)   $ (1.18)
                                               =======    ======    =======    =======


    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (dollars in thousands)
                                  (Unaudited)

                                                                      NINE MONTHS     NINE MONTHS
                                                                         ENDED           ENDED
                                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                                         1998            1997
                                                                     -------------   -------------
Cash Flow From Operating Activities:
Net (loss)..........................................................    $(6,229)        $(2,563)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization....................................       100               78
   Loss/ (Gain) on sales of properties..............................       (87)          (2,055)
   Loss/ (Gain) on sale of securities...............................         0                3
   Proceeds from sales of properties................................     3,005            4,309
Net change in assets and liabilities:
   (Decrease) increase in allowance for claims & liabilities........       499             (349)
   (Increase) decrease in accounts and interest receivables.........      (598)              96
   Increase (decrease) in accounts payable and accrued liabilities..     1,378              740
   (Increase) in management fee due HTI.............................      (106)            (106)
   Net change in other assets and liabilities.......................     1,772              173
                                                                       -------          -------
Net cash flow (used in) operating activities........................      (266)             326
                                                                       -------          -------
Cash Flow From Investing Activities:
Capital Expenditures for inventories................................    (4,479)               0
Capital expenditures including land and development costs...........      (826)          (3,304)
Write-off of capitalized costs......................................         0              335
Addition to buildings, furniture & fixtures.........................       (37)               0
Amortization of security premium/ discount..........................         0              (20)
Net sales and maturities of marketable securities...................         3            4,637
Dividend paid.......................................................    (1,631)          (2,719)
                                                                       -------          -------
Net cash (used in) provided by investing activities.................    (6,970)          (1,071)
                                                                       -------          -------
Cash Flow From Financing Activities:

(Increase) in restricted cash.......................................      (974)            (310)
Advance on notes payable............................................     6,384            4,116
                                                                       -------          -------
Net cash flow provided by financing activities......................     5,410            3,806
                                                                       -------          -------
(Decrease) increase in cash.........................................    (1,826)           3,061
Cash at December 31, 1997 and 1996..................................     1,890              931
                                                                       -------          -------
Cash at September 30, 1998 and 1997.................................   $    64          $ 3,992
                                                                       =======          =======

    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1998


1. Consolidation

Heartland Partners, L.P. ("Heartland") was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI is the general partner of Heartland (in such capacity, the "General Partner"). In July 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland and CMC, formed CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership, to undertake a planned housing development in Minnesota. CMC has a 100% membership interest in CMC Heartland Partners II ("CMCII"), CMC Heartland Partners III ("CMCIII") and CMC Heartland Partners V ("CMCV"). CMCII was formed to participate in the Goose Island Industrial park joint venture. CMCIII was formed in 1997 to develop a portion of the Kinzie Station property in Chicago, IL. CMCV was formed in 1996 to construct houses in a master-planned residential community in St. Marys, GA.
CMC VII was formed in 1998 to acquire and engage in sales, marketing and construction of homes in the Longleaf Country Club, Southern Pines, NC. CMCIV, CMC VI and CMC VIII were formed at various times to acquire and hold properties under various stages of negotiations. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sales agent as well as the general contractor in the St. Marys development and 100% of the stock of Lifestyle Construction Company, Inc. ("LCC") which serves as the general contractor in North Carolina. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII , LCL, and LCC.

All adjustments which are in the opinion of management necessary to fairly present the financial statements have been made and are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1998


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

At September 30, 1998, Heartland's allowance for claims and liabilities was approximately $ 2.7 million of which $0.4 million was for the resolution of non-environmental claims and $2.3 million was for environmental matters.

3. Restricted Cash

On May 14, 1997, CMC established a line of credit agreement in the amount of $5 million with LaSalle National Bank ("LNB") pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve (See Note 4). On June 30, 1998, this line of credit was increased to $8.5 million. The pledged cash for interest reserve was increased to $850,000. On December 30, 1997, CMCV renewed a line of credit agreement in the amount of $3 million with NationsBank ("NB") pursuant to which CMCV pledged cash in the amount of $100,000 as an interest reserve (see Note 4). This pledged cash of $100,000 was released in July 1998. Restricted cash at September 30, 1998, also includes purchasers' earnest money escrow deposits of $838,126 and a $10,525 construction improvement bond held by the Osprey Cove Homeowners Association.

4.  Short Term Loans

Advances against the LNB line of credit as described in Note 3 bear interest at the prime rate of LNB plus 1.0% (9.25% at September 30, 1998). This loan is collateralized by certain parcels of land in Chicago, IL which have a carrying value of $6,995,000 as of September 30, 1998 . The agreement terminated on May 1, 1998, but was extended through June 30, 1998 for renewal negotiations, during which the line was temporarily increased to $6 million. The company completed negotiations with LNB, under which the maturity date of the loan has been extended to April 30, 1999; the line was increased to $8.5 million from $5.0 million; and the net worth requirement was reduced to $12 million from $15 million. The company has subsequently pledged additional cash in the amount of $350,000 bringing the total interest reserve to

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1998


$850,000. At September 30, 1998, $8,184,000 had been advanced to the company by LNB against the line of credit. The company and LNB have entered into negotiations which decreases the net worth requirement to $8,500,000 and provides for a temporary increase in the line of credit of $1,000,000.

On December 30, 1996, CMCV signed a revolving line of credit agreement in the amount of $3 million with NationsBank ("NB") to acquire lots and construct houses in Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMC granted a first mortgage to NB on specific lots in said subdivision with a carrying value of $2,823,000 at September 30, 1998. Advances against the revolving line of credit bear interest at the prime rate of NB plus 1.0% (9.50% at September 30, 1998). The agreement was modified to extend its original maturity date of December 30, 1997 to December 30, 1998. At that time, all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will be extended for a period of six months to allow for the completion of homes then under construction, but no new construction shall be commenced. Under the terms of the agreement, CMCV is required to maintain a minimum net worth of $500,000 and a minimum leverage ratio not to exceed of 4:1. At September 30, 1998, $1,950,000 had been advanced to CMCV by NB against the revolving line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from proceeds of property sales and rental income. Cash and marketable securities at amortized cost were $1,909,000 (including $1,698,000 of restricted cash) at September 30, 1998 and $2,757,000 (including $724,000 of restricted cash) at December 31, 1997. The decrease of $848,000 from December 31, 1997 to September 30, 1998 is mainly attributable to sales escrow receipts as offset by the cash distribution of $1.6 million paid January 7, 1998 to unitholders of record on December 31, 1997; and also to capital expenditures for land development and construction costs at Kinzie Station, Chicago, IL and Rosemount in Bloomfield, Minnesota.(see the Consolidated Statement of Cash Flows).

Cash flow used for operations was $266,000 in the first nine months of 1998, compared to $326,000 from operations in the first nine months of 1997. The increase in cash used in operations between years is primarily due to the increase in environmental claims.

At September 30, 1998, there were 14 homes under contract at Osprey Cove in St. Marys, GA. Of those, 5 contracts are expected to close during the balance of 1998. To date, 12 contracts have closed; 10 in 1998 and 2 in the 4th quarter 1997.

The Company opened its sales office at Kinzie Station for the pre-sale of the first phase of construction. Phase I consists of 163 units in a tower building, 24 units in a plaza building and 6 townhomes. As of September 30, contracts have been accepted for approximately 40% of the Tower Units. Construction has started in the third quarter of 1998. The first closings are expected to occur in the fourth quarter of 1999.

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1998


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

Final approval for Phase I has been received by the Company on a 226 acre site in Rosemount, MN. The development known as Bloomfield was approved for 226 attached units and 241 detached single family units on 192 acres, with the remaining 34 acres reserved for future residential development. On July 27, 1998, the Rosemount City Council approved the final plat for Phase I, consisting
of 120 town homes, 27 single family homes and 10 twinhomes.    The City of
Rosemount has started construction of the infrastructure and the Company intends to commence construction of model homes by in the fourth quarter of 1998.

The Company has signed a contract for the Longleaf Country Club in Southern Pines, North Carolina. Heartland will sell and build 244 homes on lots currently owned by Longleaf Associates Limited Partnership, an affiliate of General Investment & Development. Heartland took over the day to day operations on April 1, 1998. As of September 30, 1998, the Company has taken 10 contracts for units owned by others and 2 contracts for homes to be built by the Company.

In addition, the Company has entered into a Letter of Agreement with The Carolina Company, Inc. to become the exclusive sales, marketing and construction company for The Carolina golf course community in Southern Pines, North Carolina.

Heartland has filed for annexation of its property by Fife, Washington for the purpose of obtaining residential zoning for the parcel.

Proceeds from property sales provided cash flow of $753,000 for the third quarter of 1998 compared to $4,068,000 for the third quarter of 1997. The decrease is primarily due to the sale of the Humboldt Yard property in Milwaukee, WI for $3,000,000 in the third quarter of 1997.

As of September 30, 1998, Heartland had approximately $147,000 (fair value) invested in marketable securities. All securities are invested in direct obligations of the U.S. Government.

Heartland has approximately 200 active leases on its real estate properties, which generated $220,000 of revenue in the third quarter of 1998, compared to $207,000 in the third quarter of 1997. Rental income for 1998 is expected to decrease as a result of two vacancies. In Milwaukee, new leasing activity is pending finalization of the receipt of Federal and State grants, which proceeds will be used for the modernization and restoration on the facility.

At September 30, 1998, Heartland had designated 17 sites, or approximately 938 acres with a book value

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1998


of $10,981,000, for development. Capitalized expenditures at these sites were $3,497,000 for the nine months ended September 30, 1998 compared to $3,300,000 for the same period of 1997. At September 30, 1998, capitalized costs on development properties totaled $8,100,000. Expenditures which significantly increase the value and are directly identified with a specific project are capitalized.

The Company performs annual reviews on major properties to determine that the capitalized cost of development properties does not exceed the current fair value without regard to the property's expected net realizable value from development. If the capitalized cost of any property exceeds the current fair value, then a loss is recognized and the capitalized cost is reduced in accordance with FAS 121. No loss is included in the statement of operations for the nine months ended September 30, 1998, and 1997.

At September 30, 1998, land held for sale consists of 15,844 acres with a book value of $1,107,000. It will be disposed of in an orderly fashion. These properties will not be disposed of until at least the end of the year 2001.

The cost of property sales for the third quarter ended September 30, 1998 was $795,000 compared to $2,234,000 for the same period of 1997. This is primarily due to the sale of the Humboldt Yard facility being included in 1997.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $2.3 million at September 30, 1998 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

On October 1, 1998, the Company entered into a Settlement Agreement with the Port of Tacoma which calls for a monetary payment of $1.1 million or a mutually agreed to land swap of a 15 acre parcel owned by the Company generally known as the "Wapato Creek Oxbow".

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

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1998


While the timing of the payment in respect of environmental claims has not significantly adversely effected the Company's cash flow or liquidity in the past, management is not able to reasonably anticipate whether future payments may or may not have a significant adverse effect in the future.

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. In May 1997, CMC signed a line of credit agreement in the amount of $5 million with La Salle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL and pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (9.25% at September 30, 1998). The agreement terminated on May 1, 1998, but was extended through June 30, 1998 for renewal negotiations, during which the line was temporarily increased to $6 million. The Company completed negotiations with LNB, under which the maturity date of the loan has been extended to April 30, 1999; the line was increased to $8.5 million from $5.0 million; and the net worth requirement was reduced to $12 million from $15 million. The Company has subsequently pledged additional cash in the amount of $350,000 bringing the total interest reserve to $850,000. At September 30, 1998, $8,184,000 had been advanced to the company by LNB against the line of credit. The Company and LNB have entered into negotiations which decreases the net worth requirement to $8,500,000 and provides for a temporary increase in the line of credit of $1,000,000.

Results of Operations

Operations for the third quarter and nine months ended September 30, 1998 resulted in a net loss of $2,807,000 and $6,229,000, respectively, of which $2,765,000 and $6,136,000 was allocated to the Class A limited Partners, or $ (1.29) and $(2.86) per Class A Unit. Operations for the same quarter and nine months ended 1997 resulted in net loss of $27,000 and $2,563,000 respectively, of which $27,000 and $2,525,000 was allocated to Class A limited partners or $(.01) and $(1.18) per Class A Unit.

Property sales for the third quarter and first nine months of 1998 were $753,000 and $3,005,000 compared to $4,068,000 and $4,309,000 for the similar period of 1997. Third quarter 1998 sales included 3 units closed at Osprey Cove, St. Marys, GA. During the first nine months of 1997, property sales included the sale of the Humboldt Yard property in Milwaukee, WI for $3,000,000.

Portfolio income for the third quarter of 1998 was $27,000 compared to $15,000 for the third quarter of 1997. Portfolio income for the first nine months of 1998 was $ 46,000 compared to $47,000 for the similar period of 1997.

Rental income for the third quarter and first nine months of 1998 was $220,000 and $695,000 respectively compared to $207,000 and $889,000 for the similar periods of 1997. The decrease in rental income between 1997 and 1998 is due to two tenants who vacated their spaces in Milwaukee, WI. New leasing activity is pending finalization of the receipt of Federal and State grant proceeds, which will be used for the modernization and restoration of the facility.

Total expenses for the third quarter of 1998 were $3,209,000 compared to $2,140,000 for the same period

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1998


of 1997. The increase of $1,069,000 is primarily due to an increase in sales and marketing costs in connection with the Kinzie Station project and an increase in the Environmental Reserve of $800,000.

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

Economic, and Other Conditions Generally.

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

Access to Financing.

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of September 30, 1998 Heartland's total consolidated indebtedness was $10,134,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1998



Period-to-Period Fluctuations.

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

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on recent assessments, we have determined that we will be required to modify or replace significant portions of our software and certain hardware so that those systems will properly recognize dates beyond December 31, 1999. We believe that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could materially affect our operations.

Our plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, we have fully completed our assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing and inventory systems. Based on a review of our product line, we have determined that most of the products we have sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, we do not believe that the Year 2000 presents a material exposure as it relates to our products. In addition, we have gathered information about the Year 2000 compliance status of our significant suppliers and subcontractors and continue to monitor their compliance.

For its information technology exposures, to date the Company is substantially complete on the remediation phase and we expect to complete software reprogramming and replacement no later than December 31, 1998. Once software is reprogrammed or replaced for a system, we will begin testing and implementation. These phases run concurrently for different systems. We have begun the testing and implementation of our remediated systems. Completion of the testing phase for all significant systems is expected by December 31, 1998, with all remediated systems fully tested and implemented by March 31, 1999, with 100% completion targeted for June 30, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of the equipment have not yet provided the necessary remediation programming. Therefore, we are only 10% complete in the remediation phase of our operating equipment. Testing of this equipment is also more difficult than the testing of the information technology systems; as a result, the Company has recently started with the testing of its

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1998


remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by March 31, 1999. Testing and implementation of affected equipment is expected to be completed by June 30, 1999.

We have begun to query our significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, we are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially affect our business or financial results. The effect of non-compliance by external agents is not determinable.

We will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $200,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $175,000 ($25,000 expensed and $150,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, none of the remaining $25,000 relates to repair of hardware and software and will be expensed as incurred.

We believe that we have an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, we have not yet completed all necessary phases of the Year 2000 program. If we do not complete any additional phases, the Company would be unable to take customer orders, manufacture products, finance construction or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer system product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost reserve cannot be reasonably estimated at this time.

We currently have no contingency plans in place if we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in December 1998 and determine whether such a plan is necessary. If we are unable to successfully implement any of the four phases of our Year 2000 plan and we do not develop a contingency plan to address such problems, or if Year 2000 issues negatively affect our suppliers, our customers or the economy generally, our business or financial results may be materially adversely affected.

Environmental Liabilities

As described in Part II of this Form 10-Q, the Company's properties are subject to various federal, state and local environmental laws. As a result of our ownership of such properties, we may be subject to liability for violations of environmental laws relating to the disposal or release of hazardous substances on our properties, regardless of whether we owned the property when it was contaminated. Violations or alleged violations of environmental laws may involve a substantial amount of money to defend against and/or to clean up any of our properties in accordance with applicable orders. Any liability imposed on us for any violations of environmental laws may materially adversely affect our business and results of operations.

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1998


                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings and Contingencies

At September 30, 1998, Heartland's allowance for claims and liabilities was approximately $ 2.7 million. During the quarter ended September 30, 1998, a net $800,000 increase to the provision was recorded in respect to environmental matters. Material legal matters are discussed below.

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

Tacoma, Washington

In June 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest.A draft feasibility study dated November 1994, submitted to the Washington Department of Ecology on behalf of the Port estimates that the selected remedial alternative for a portion of the site may cost approximately $3.65 million.

On October 1, 1998, the Company entered into a Settlement Agreement with the Port in which the Port released all claims and the Company agreed to either pay $1.1 million or to convey real property to be agreed upon between the parties at a later date.

The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1998



Wheeler Pit, Janesville, Wisconsin

In November 1995 the Company settled a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The settlement calls for the Company to pay General Motors $800,000 at $200,000 annually for four years, 32% of the monitoring costs for twenty-five years beginning in 1997 and 32% of governmental oversight costs; the oversight costs not to exceed $50,000. Payments of $200,000 were made in 1995, 1996, 1997 and 1998. A payment of $50,000 for past government oversight costs was made in October 1998.

Miscellaneous Environmental Matters

Under environmental laws, liability for hazardous substance contamination is imposed on the current owners and operators of the contaminated site, as well as the owner or operator of the site at the time the hazardous substances were disposed or otherwise released. In most cases, this liability is imposed without regard to fault. Currently, the Company has known environmental liabilities associated with certain of its properties arising out of the activities of its predecessor or certain of its predecessor's lessees and may have further material environmental liabilities as yet unknown. The majority of the Company's known environmental liabilities stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad or in operations conducted by its predecessor's lessees. The following is a summary of material known environmental matters, in addition to those described above.

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is responsible for some or all of the liability to remediate certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Company's predecessors. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with DEQ in April 1997. While DEQ has not formally changed its position, DEQ has not elected to file suit. Management is not able to express an opinion at this time whether the cost of the defense of this liability or the environmental exposure in the event of the Company's liability will or will not be material.

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

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1998


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

                           HEARTLAND PARTNERS, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1998



Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

     Exhibit No.                                      Description
     -------------  --------------------------------------------------------------------------------
         10.1       Loan and Security Agreement dated March 15, 1996, between CMC Heartland Partners and LaSalle National Bank (filed herewith)

         10.2       Amendment to Loan and Security Agreement dated May 14, 1997, by and between
                    CMC Heartland Partners and LaSalle National Bank (filed herewith)

         10.3       Amended and Restated Loan Security Agreement dated June 30, 1998 among
                    CMC Heartland Partners, L.P. and LaSalle National Bank (filed herewith)

         10.4       Option, Management and Marketing Agreement dated September 9, 1998 between
                    CMC Heartland Partners VII, LLC and Longleaf Associates Limited Partnership.
                    (filed herewith)

         10.5       Settlement Agreement by and between the Port of Tacoma, CMC Real Estate
                    Corporation, Chicago Milwaukee Corporation, CMC Heartland Partners, and
                    Heartland Partners, L.P. effective October 1, 1998. (filed herewith)

         10.6       Amendment to Amended and Restated Loan and Security Agreement dated
                    October 23, 1998 among CMC Heartland Partners, Heartland Parnters, L.P. and
                    LaSalle National Bank. (filed herewith)


          27        Financial Data Schedule (filed herewith).

-----------------------------------------------
          (b)  Reports on Form 8-K:
               No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                            HEARTLAND PARTNERS, L.P.
                               September 30, 1998


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HEARTLAND PARTNERS, L.P.
                                       (Registrant)

Date:  November 13, 1998        BY: /s/ Edwin Jacobson
                                   ----------------------------------
                                       Edwin Jacobson
                                President and Chief Executive Officer
                                      Heartland Technology, Inc.
                                         the General Partner



Date:  November 13, 1998        BY: /s/ Leon F. Fiorentino
                                   ----------------------------------

                                        Leon F. Fiorentino
                                      Vice-President, Secretary
                                           and Treasurer of
                                      Heartland Technology, Inc.
                                         the General Partner

                               Heartland Partners
                               September 30, 1998
                               Index to Exhibits

Exhibit No.                                           Description
-----------  -------------------------------------------------------------------------------------------------------
   10.1      Loan and Security Agreement dated March 15, 1996, between CMC Heartland Partners and LaSalle
             National Bank (filed herewith)

   10.2      Amendment to Loan and Security Agreement dated May 14, 1997, by and between CMC Heartland
             Partners and LaSalle National Bank (filed herewith)


   10.3      Amended and Restated Loan Security Agreement dated June 30, 1998 among CMC Heartland Partners,
             L.P. and LaSalle National Bank (filed herewith)

   10.4      Option, Management and Marketing Agreement dated September 9, 1998 between CMC Heartland
             Partners VII, LLC and Longleaf Associates Limited Partnership. (filed herewith)

   10.5      Settlement Agreement by and between the Port of Tacoma, CMC Real Estate Corporation, Chicago
             Milwaukee Corporation, CMC Heartland Partners, and  Heartland Partners, L.P. effective October 1, 1998.
             (filed herewith)

   10.6      Amendment to Amended and Restated Loan and Security Agreement dated October 23, 1998 among CMC
             Heartland Partners, Heartland Partners and LaSalle National Bank. (filed herewith)

    27       Financial Data Schedule (filed herewith).