Form 10-K
period 1998-12-31
HEARTLAND PARTNERS L P
filed 1999-03-31
CIK 843964

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the Registrant's Class A Limited Partnership Units held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's units on the American Stock Exchange as of March 26, 1998, was approximately $27,420 million. On that date there were 2,142,438 units outstanding. For the purposes of this computation, it is assumed that non-affiliates of the Registrant are all holders other than directors and officers of Heartland Technology, Inc., the Registrant's General Partner.

Exhibit index appears on Page 41.

Forward Looking Statements
We caution you that certain statements in the Management's Discussion and Analysis of Condition and Results of Operation section, and elsewhere in this Form 10-K, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and analysis of Condition and Results of Operations section, and elsewhere in this Form 10-K. The Company's actual future results, performance or achievement of results and the value of your stock, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in these documents. The Company claims the protections of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

                                     PART I

ITEM 1.  Business

Organization

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI is the general partner of Heartland (in such capacity, the "General Partner"). In July 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland and CMC, formed CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership, to undertake a planned housing development in Rosemount, Minnesota ("Bloomfield" or "Rosemount"). CMC has a 100% membership interest in CMC Heartland Partners II ("CMCII"), CMC Heartland Partners III ("CMCIII"), CMC Heartland Partners IV ("CMCIV"), CMC Heartland Partners V ("CMCV") CMC Heartland Partners VI ("CMCVI"), CMC Heartland Partners VII ("CMCVII") and CMC Heartland Partners VIII ("CMCVIII"). CMCII was formed to participate in the Goose Island Industrial park joint venture in Chicago, Illinois. CMCIII was formed in 1997 to develop a portion of the Kinzie Station property in Chicago, IL. CMCV was formed in 1996 to acquire finished lots and to construct and sell houses in Osprey
Cove ("Osprey Cove" or "St. Marys"), a master-planned residential community in St. Marys, GA. CMCVII was formed in 1998 to acquire and engage in sales, marketing and construction of homes in the Longleaf Country Club, Southern Pines, NC ("Southern Pines" or "Longleaf"). CMCIV, CMCVI and CMCVIII were formed at various times to acquire and hold properties under various stages of negotiations. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sales agent in the St. Marys, Southern Pines and Kinzie Station developments. LCL is also the general contractor in the St. Marys development. CMC owns 100% of the stock of Lifestyle Construction Company, Inc. ("LCC") which serves as the general contractor in North Carolina. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCL and LCC.

Heartland's partnership agreement provides generally that Heartland's net income
(loss) will be allocated 1% to the General Partner, 98.5% to the Class A limited partners (the "Unitholders") and 0.5% to the Class B limited partner. In addition, the partnership agreement provides that certain items of deduction, loss, income and gain may be specially allocated to the Class A Unitholders or to the holder of the Class B Interest or the General Partner. Also, the partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their capital account such net loss shall be allocated only among partners having positive balances in their capital account.

The General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On November 24, 1997, Heartland declared a cash distribution in the amount of $1.6 million to Unitholders and Partners of record on December 29, 1997, which distribution was paid on January 7, 1998. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions of the last day of any calendar month.

Real Estate Development Activities

At year end 1998, property designated for development, including housing inventories consisted of 15 sites comprising approximately 915 acres. The book value of this land is $10.8 million or an average of $11,800 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell them. Heartland's objective for these properties is to maximize unitholder value over a period of years.

Heartland has a 3.88 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 dwelling units was received in 1997. The construction on the first phase of the project started on October 1, 1998. Phase I consists of 163 units in a Tower Building, 24 units in a Plaza Building and 6 Townhomes. As of December 31, 1998, the Company has executed sales contracts on 67 Tower units, 5 Plaza units and 2 Townhomes. The first closings are expected to occur in the first quarter of the year 2000.

In addition to the 3.88 acre site, the Company owns approximately 11 acres of land and 4 acres of air rights adjacent to Kinzie Station. This acreage is currently zoned for industrial and manufacturing uses.

On January 6, 1999, the Kinzie Station loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A. The loan bears interest at the prime rate plus one percent. This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a Construction Contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. The first draw was completed in January 1999.

Included in the aforementioned 915 acres are approximately 17 acres consisting of 52 lots purchased for $1.9 million, or an average of $36,500 per lot at Osprey Cove in St. Marys, GA. The 52 lots consist of 3 completed models, 1 unsold home under construction, 13 sold homes under construction, 2 units sold not under construction and 33 lots owned. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities which includes a recreational complex, lakes, a boat dock and a boat launch.

At December 31, 1998, there were 15 homes under contract, 13 of which are under construction at Osprey Cove. As of December 31, 1998, 15 contracts have closed; 13 in 1998 and two in 1997.

In addition to selling its own units, CMC also sells homes and lots for the developer of Osprey Cove, and Osprey Cove homeowners. For the year ended December 31, 1998, CMC has sold 7 homes and 14 lots for these owners.

On December 30, 1998, Heartland entered into a modification agreement to its December 30, 1996, revolving line of credit agreement in the amount of $3,000,000 for Osprey Cove to extend the maturity date to June 30, 1999. The line of credit with NationsBank N.A. ("NB") bears interest at the prime rate of NB plus 1% (8.75% at December 31, 1998). At maturity, all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will be extended for a period of six months to allow for completion of homes then under construction, but no new construction will be commenced. At December 31, 1998, $2,288,000 has been advanced by NB against the revolving line of credit.

The Company has signed a contract to be the exclusive homebuilder and sales agent for the Longleaf Country Club in Southern Pines, North Carolina. CMC will sell and build 244 homes on lots currently owned by Longleaf Associates Limited Partnership, an affiliate of General Investment & Development. Heartland assumed the day to day operations on April 1, 1998. As of December 31, 1998, there were 8 homes under contract at Longleaf. In the first quarter of 1999, the Company expects to close 3 homes. There are 7 homes under construction at December 31, 1998, of which two are models and five are under contract.

When the Company assumed day to day operations of Longleaf in April 1998, there were a number of units under construction which were owned by the developer, as well as resale units, on the market. As of December 31, 1998, the Company has sold 13 units and 2 lots for these owners.

In December 1998 the Company signed a commitment letter for $3,000,000 with NB to construct homes in the Longleaf community. NB makes individual loans on each home as it is started. The developer subordinates its lot to NB's construction loan. The term of each loan is one year and bears interest at the NB prime rate plus 1% (8.75% at December 31, 1998). At December 31, 1998, $383,000 had been advanced by NB to the Company.

Heartland is seeking additional opportunities for homebuilding, particularly in vacation/retirement communities.

Heartland has received approval on the 226 acre site it owns in Rosemount, Minnesota. The development known as Bloomfield was approved for 226 attached units and 241 detached single family homes, on 192 acres with the remaining 34 acres reserved for future residential development. This project will be developed in Phases.

In Rosemount, unlike most areas in the country, the City is responsible for constructing the infrastructure improvements. It receives reimbursement for its costs by real estate tax assessments. The City of Rosemount is approximately eighty percent (80%) complete with the Phase I infrastructure and anticipates completion by June 1, 1999. Phase I consists of 120 townhomes, 27 single family homes and 10 twinhomes. At December 31, 1998, two model and four speculatively built townhomes are currently under construction. The Grand Opening of the models are planned for the spring of 1999. Phase II of Bloomfield has site plan approval from the City of Rosemount for the construction of 20 twinhomes and 97 single family homes.

On November 30, 1998, Heartland executed an agreement for a $2,500,000 land loan with Bank One relating to the Bloomfield project. The loan bears interest at the prime rate (7.75% at December 31, 1998), $500,000 of the loan was placed in an interest reserve. Also, Bank One is providing a $1,750,000 land development loan, a letter of credit for $179,000 to the City of Rosemount and a $4,000,000 revolving credit line for the construction of homes pursuant to final documents which were signed in February 1999. The Company believes that no additional financing will be needed for Phase I of the Rosemount community.

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of March 1999, the buildings had been built and leases had been signed for approximately 260,000 of the 265,000 square feet.

On December 1, 1998 the Fife property was annexed to the City of Fife. A Local Improvement District (LID) has been approved in order to support the improvement and extension of sewers and sewer capacity for the site. Fife has zoned the property for residential usage. Heartland is in the process of preparing the preliminary site plan for the site. The Company expects to submit the site plan in the second quarter of 1999 and expects to receive approval by the end of 1999.

The Company owns Kilbourn Station, a three story, 60,000 square foot office building and railroad depot in Milwaukee, Wisconsin. Amtrak provides interstate passenger rail service using the station. The Company has worked with the State of Wisconsin, the Wisconsin Congressional Delegation and the Milwaukee County Transit Company (which provides local bus service) on plans to improve Kilbourn Station. The plans enhance the linkage of the building to Milwaukee's new "Midwest Express" convention center and to planned local bus routes as well as updating the design of its interior space. The State has authorized the expenditure of about $2 million in state funds and the federal government has authorized about $2 million of federal funds for the improvement of the facility. The Company expects to begin work on this project in 1999.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Property Sales and Leasing Activities

Heartland's current inventory of land held for sale consists of 15,730 acres located throughout 12 states. The book value of this inventory is approximately $930,000. The majority of the land is former railroad rights-of-way, long, narrow strips of land that varies between 50-200 feet wide. Some of Heartland's sites located in small rural communities or outlying mid-cities are leased to third parties for agricultural, industrial, retail and residential use. These properties may be improved with the lessee's structures and include grain elevators, storage sheds, parking lots and small retail service facilities.

The sale, management and leasing of the Company's non-development real estate inventory is conducted by Heartland's Sales and Property Management Department. The volume of Company's sales has slowed over the last five years due to the less desirable characteristics of the remaining properties. The Company anticipates that the sale of its remaining parcels may take beyond the year 2001.

The Company has a current active lease portfolio of 188 leases. Less than 1% of its total acreage is leased. The number of leases declines each year as sales of properties are made to existing lessee's. Historically, the majority of the leases provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes, maintain insurance and maintain the condition of the property. The majority of the leases are cancellable by either party upon thirty to sixty days notice. Heartland's ability to terminate or modify certain of its leases is restricted by applicable law and regulations.

Other Activities

At December 31, 1998, the allowance for claims and liabilities established by Heartland for environmental and other contingent liabilities totaled approximately $2.8 million. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given the uncertainty inherent in litigation, resolution of these matters could require funds greater or less than the $2.8 million allowance for claims and liabilities.

Heartland engages outside counsel to defend it in connection with most of these claims. Significant claims are summarized in Note 8 to the Consolidated Financial Statements (See Item 8).

Regulation and Environmental Matters

For a discussion of regulation and environmental matters, see Notes 5 and 8 to the Consolidated Financial Statements (See Item 8).

Employees

At December 31, 1998, Heartland employed 55 people.

Item 2.  Properties

At December 31, 1998, real estate holdings consisted of approximately 16,645 acres of scattered land parcels. States in which large land holdings are located are Illinois, Iowa, Minnesota, Montana, North Dakota, South Dakota, Washington, and Wisconsin. The remaining acreage is located in Georgia, Idaho, Indiana, Michigan and Missouri.

Most of the properties are former railroad rights-of-way, located in rural areas, comprising of long strips of land approximately 100 feet in width. Also included are former station grounds and rail yards. The Company owns certain air and fiber optics development rights in the Chicago, Illinois area.

The land is typically unimproved. Some of the properties are improved with structures (such as grain elevators and sheds) erected and owned by lessees's. Other properties are improved with Heartland-owned buildings that are of little or no value.

Improved properties of value to Heartland include a three-story office building with 60,000 square feet of space in Milwaukee, Wisconsin, a two-story warehouse/office building in northwestern Chicago used for the storage of partnership records, and several small, old warehouse buildings in Milwaukee which are leased to third parties for warehouse use.

Heartland's headquarters occupy approximately 9,000 square feet of leased office space located at 547 West Jackson Boulevard, Chicago, Illinois. The lease provides for a base rent of $107,688 through the lease expiration date of December 31, 1999 and is subject to operating expense and tax escalations.

Item 3.  Legal Proceedings

On October 1, 1998, the Company entered into a Settlement Agreement with the Port of Tacoma which calls for the Company to either pay the Port of Tacoma $1.1 million or transfer to the Port of Tacoma real estate to be agreed upon at a later date.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Unitholders of Heartland in the fourth quarter ended December 31, 1998.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Units are listed and traded on the American Stock Exchange under the symbol "HTL". The Units began trading on a "when issued" basis on June 20, 1990. The following table sets forth the high and low sales prices per Unit by quarter for the years ended December 31, 1998 and 1997.

1998                     High       Low
First quarter           16 1/4      15
Second quarter          17 3/4      15
Third quarter           18 3/4      15
Fourth quarter          17          12 1/8

1997

First quarter           9 1/4       8 1/8
Second quarter          11 3/4      8
Third quarter           15 3/4      11 3/8
Fourth quarter          16          14 3/4

Based on records maintained by Heartland's Unit transfer agent and registrar, there were approximately 598 record holders of Heartland's Units as of March 19, 1999.

The amount of Heartland's cash available to be distributed to Unitholders, the holder of the Class B Interest and the General Partner ("Available Cash Flow") will be determined by the General Partner, in its sole discretion, after taking into account all factors deemed relevant by the General Partner, including, without limitation, general economic conditions and Heartland's financial condition, results of operations and cash requirements, including (i) the servicing and repayment of indebtedness, (ii) general and administrative charges, including fees and expenses payable to HTI under management and other arrangements, (iii) property and operating taxes, (iv) other costs and expenses, including legal and accounting fees, and (v) reserves for future growth, commitments and contingencies.

Heartland's Available Cash Flow will be derived from CMC, CMCI, CMCII, CMCIII, CMCV, CMCVII and LCL. When available and appropriate, the General Partner expects to cause Heartland to make distributions of Heartland's Available Cash Flow in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest, and 1% to the General Partner, although there can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. Future lenders to Heartland may impose restrictions on Heartland's ability to make distributions. In addition, distributions may not be made to Unitholders until Heartland has paid to HTI (or its assignee) all accrued and unpaid management fees pursuant to the Management Agreement between Heartland and HTI. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions of the last day of any calendar month.

Item 6.  Selected Financial Data

Following is a summary of Heartland's selected financial data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 (amounts in thousands except per Unit data):

Operating Statement Data:                      1998       1997      1996      1995       1994
                                               ----       ----      ----      ----       ----
Net revenues                                  $ 3,289    $ 5,172    $6,925   $ 3,525    $ 3,498
Expenses                                        9,373      7,335     6,537     7,572      6,106
                                              -------    -------    ------   -------    -------
Net income (loss)                             $(6,084)   $(2,163)   $  388   $(4,047)   $(2,608)
                                              =======    =======    ======   =======    =======
Net income (loss) allocated to General
   Partner and Class B Interest               $  (182)   $   (33)   $    6   $   (61)   $   (39)
                                              =======    =======    ======   =======    =======
Net income (loss) allocated
   to Class A units                           $(5,902)   $(2,130)   $  382   $(3,986)   $(2,569)
                                              =======    =======    ======   =======    =======
Net income (loss) per Class A Unit            $ (2.76)   $ (0.99)   $ 0.18   $ (1.86)   $ (1.20)
                                              =======    =======    ======   =======    =======
Distribution declared per Class A limited
   partnership unit                           $    --    $  0.75    $ 1.25   $    --    $    --
                                              =======    =======    ======   =======    =======

                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
Balance Sheet Data               1998           1997           1996           1995           1994
                                 ----           ----           ----           ----           ----
Notes receivable
   including Deferred
   Capital Contribution         $    --        $    --        $    --        $    --        $    80
Net Properties                   28,052         23,196         21,051         20,747         20,552
Total assets                     33,231         26,838         28,040         27,841         30,243
Allowance for claims
   and liabilities                2,762          2,169          2,660          2,492          1,895
Total liabilities                23,822         11,347          8,755          6,181          4,930
Partners' capital                 9,409         15,491         19,285         21,660         25,313

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Condition and Results of Operation section are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and Analysis of Condition and Results of Operations section. The Company's actual future results, performance or achievement of results and the value of your stock, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in these documents. The Company claims the protections of the safe harbor for forward-looking statements contained in
Section 21E of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income, interest income, commissions and proceeds from sales of securities. Cash and marketable securities at amortized cost were $3,828,000 (including $2,564,000 of restricted cash) at December 31, 1998, $2,757,000 (including $724,000 of restricted cash) at December 31, 1997, and $5,992,000 (including $300,000 of restricted cash) at December 31, 1996. The increase of $1,071,000 was due primarily to the four parcels of land sold in December 1998 for total revenues of $2,165,000. The decrease of $3,235,000 from December 31, 1996 to December 31, 1997 is mainly attributable to the liquidation of marketable securities to make the cash distribution of $2.7 million paid January 3, 1997 to unitholders of record at

December 31, 1996 and capital expenditures for land development and construction costs at Osprey Cove, St. Marys, GA and Kinzie Station, Chicago, IL. On January 7, 1998, Heartland distributed approximately $1,600,000 in cash to unitholders of record on December 29, 1997. (see the Consolidated Statement of Cash Flows).

Cash used in operating activities was ($6,812,000) in 1998, compared to ($3,035,000) in 1997, and ($99,000) in 1996. The cash used in operating activities for 1998 compared to 1997 increased ($3,777,000). This is primarily due to the higher construction and selling costs paid in conjunction with increased home building activities of $3.3 million. The increase in cash used in operating activities for 1997 as compared to 1996 is primarily due to the higher construction and selling costs in conjunction with increased home building activities of ($4.0 million) (see the Consolidated Statement of Cash Flows).

Proceeds from property sales provided cash flow of $6,231,000 in 1998, $7,127,000 in 1997, and $6,918,000 in 1996. Sales in 1998 consists of 13 units in Osprey Cove for $3,141,000 and four parcels of land; Dubuque, IA, $450,000, Minneapolis, MN, $900,000, Moses Lake, WA $440,000 and St. Paul, MN, $375,000. These four sales totaled $2,165,000. Significant property sales in 1997 consists of the $3,000,000 sale of the Humboldt Yard property, the sale of a part interest in 10.3 acres of the Goose Island property in Chicago for about $1,458,000 and a sale of a parcel at the Menomonee Valley property of about $454,000. Also included in 1997 are the sales of the first 2 units in Osprey Cove which amounted to $507,000. 1996 property sales consist of the $4,500,000 sale of 15.26 acres of the Goose Island property in Chicago, and the $400,000 sale of .7 acres located at North Avenue. The Cherry St. property in Milwaukee, WI sold for $800,000 in 1996.

As of December 31, 1998, Heartland had approximately $149,000 (fair value) invested in marketable securities. All securities are invested in direct obligations of the U.S. Government.

Portfolio income is derived principally from the investment of cash not required for operating activities ("excess cash") in various U. S. Government and corporate obligations. Portfolio income for 1998 was $63,000 compared to $62,000 for 1997 and $419,000 for 1996. The decrease in 1997 compared to 1996 reflects cash used to fund the distribution and capital expenditures associated with land, development costs, marketing and sales expenses for the development sites.

Heartland has approximately 188 active leases on its real estate properties, which generated $886,000 of revenue in 1998, $1,104,000 in 1997, and $1,039,000 in 1996. The decrease in rental income between 1997 and 1998 is primarily due to two tenants who vacated their spaces in the Company's office building in Milwaukee, WI. New leasing activity is pending finalization of the receipt of Federal and State agent proceeds, which will be used for the modernization and restoration of the facility. Rental income for 1997 did not vary significantly from 1996.

At December 31, 1998, Heartland had designated 15 sites, or approximately 915 acres with a book value of $10,780,000, for development. Capitalized expenditures at these sites were $9,157,000 in 1998, $5,112,000 in 1997, and $2,051,000 in 1996. At December 31, 1998, capitalized costs on development properties including housing inventories totaled $12,933,000. Expenditures which significantly increase the value and are directly identified with a specific project are capitalized.

At December 31, 1998, land held for sale consists of 15,730 acres with a book value of $930,000. It will be disposed of in an orderly fashion. It is anticipated that it will take beyond the year 2001 to dispose of most of these properties.

The cost of property sales for 1998 was $4,405,000 or 71% of sales proceeds, $3,407,000 or 48% for 1997 and $1,674,000 or 24% for 1996. The increase in the cost of sale ratio for 1998 is due to the 13 home sales in Osprey Cove. The Osprey Cove revenues represented 50% of total revenues. In 1997 Heartland sold a development parcel, Humboldt Yard, which carries a higher cost basis than the typical non-development properties. This resulted in an increase in the cost to sale ratio in 1997 compared to 1996. It is not expected that future cost of sales ratios for real estate other than development projects and home sales will change materially from ratios experienced in 1996, as the balance of Heartland's real estate other than development projects consists primarily of railroad properties acquired over the past 140 years at values far lower than current fair values.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of

$2.4 million at December 31, 1998, and $1.8 million at December 31, 1997, for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

In addition, Heartland has established an allowance for resolution of non-environmental claims of $.4 million at December 31, 1998 and 1997.

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

Heartland's management believes it will have sufficient funds available for operating expenses and to fund development projects either from internal operations or third party financing. On May 14, 1997, CMC signed a line of credit agreement in the amount of $5 million with La Salle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL and pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve. The agreement terminated on May 1, 1998, but was extended through June 30, 1998. On June 30, 1998, the loan was amended extending the maturity date to April 30, 1999, and increasing the line to $8.5 million. The Company has subsequently pledged additional cash in the amount of $350,000 bringing the total interest reserve to $850,000. On October 23, 1998, CMC amended the loan temporarily increasing the line to $9,500,000 and reducing net worth requirements to $8,500,000. The $1,000,000 temporary increase was paid back in December 1998. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (8.75% at December 31, 1998). At December 31, 1998, $8,321,000 had been advanced to the Company by LNB against the line of credit. (See Note 4 to the Consolidated Financial Statements). The Company is currently in negotiations with LNB to extend the maturity of the loan, modify certain existing financial covenants, and increase the amount of the credit facility. While the Company has no reason to believe that the extension, modification of terms and increased capacity of the credit facility will not be granted, there can be no assurance that the contemplated transaction will be approved by LNB.

Results of Operations

For the year ended December 31, 1998, operations resulted in a net loss of $6,084,000 or $2.76 per Class A Unit. Operations for the years ended December 31, 1997 and 1996 resulted in a net loss of $2,163,000 or $0.99 per Class A Unit and a net income of $388,000 or $0.18 per Class A Unit, respectively.

The net loss in 1998 compared to the net loss in 1997 is due to selling expenses increasing $973,000 related to Osprey Cove, Kinzie Station, Longleaf and Rosemount, an increase in the environmental reserve expense of $1,383,000 and a decrease in net revenues of $1,883,000 offset by a decrease in real estate tax expense of $304,000.

The net loss in 1997 compared to net income in 1996 is due to decrease in net revenues of $1,753,000, and selling expense increases of $1,402,000 related to the Osprey Cove and Kinzie Station projects.

Portfolio income is derived principally from the investment of cash not required for operating activities ("excess cash") in various U.S. Government and corporate obligations. Portfolio income for 1998 was $63,000 compared to $62,000 for 1997 and $419,000 for 1996. The decrease in 1997 compared to 1996 reflects cash used to fund the distribution and capital expenditures associated with land, development costs, marketing and sales expenses for the development sites.

Heartland has approximately 188 active leases on its real estate properties, which generated $886,000 of revenue in 1998, $1,104,000 in 1997, and $1,039,000 in 1996. The 1997 rental income is not significantly greater than 1996 rental income. The decrease in rental income between 1997 and 1998 is primarily due to two tenants who vacated their spaces in the Company's office building in Milwaukee, Wisconsin. New leasing activity in that building is pending modernization and restoration of the facility.

Total expenses for 1998 were $9,373,000 compared to $7,335,000 for 1997 and $6,537,000 for 1996. The increase of $2,038,000 in 1998 compared to 1997 is primarily due to increased selling expense of $973,000 in Osprey Cove, Kinzie Station, Longleaf and Rosemount and increases in the environmental reserve expense of $1,383,000 offset by a decrease in property taxes of $304,000. The increase of $798,000 in 1997 compared to 1996 is due to an increase of $1,402,000 in selling expenses and an increase of $777,000 in general and administrative expenses offset by a decrease in real estate taxes of $281,000 and a decrease in environmental expenses of $1,063,000.

Economic and Other Conditions Generally

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

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of December 31, 1998, Heartland's total consolidated indebtedness was $13,492,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

Period-to-Period Fluctuations

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at December 31, 1998, is $13,492,000. The Company pays interest on all its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate plus 0.00% to 1.00%. An adverse change of 1.00% in the prime rate would increase the yearly interest incurred by approximately $135,000.

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operation, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on recent assessments, we have determined that we will be required to modify or replace significant portions of our software and certain hardware so that those systems will property recognize dates beyond December 31, 1999. We believe that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could materially affect our operations.

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

For its information technology exposures, to date the Company is substantially complete on the remediation phase and we expect to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced for a system, we will begin testing and implementation. These phases run concurrently for different systems. We have begun the testing and implementation of our remediated systems. Completion of the testing phase for all significant systems was completed by January 31, 1999, with all remediated systems fully tested and implemented by June 30, 1999, with 100% completion targeted for September 30, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of the equipment have not yet provided the necessary remediation programming. Therefore, we are only 10% complete in the remediation phase of our operating equipment. Testing of this equipment is more difficult than the testing of the information technology systems; as a result, the Company has recently started with the testing of its remediated operating equipment. Once testing is satisfactorily completed, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by June 30, 1999. Testing and implementation of affected equipment is expected to be completed by September 30, 1999.

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

We will utilize both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $200,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $175,000 ($25,000 expensed and $150,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, none of the remaining $25,000 relates to repair of hardware and software and will be expensed as incurred.

We believe that we have an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, we have not yet completed all necessary phases of the Year 2000 program. If we do not complete any additional phases, the Company would be unable to take customer orders, manufacture products, finance construction or collect payments. In addition, disruptions in the economy generally resulting from the Year 2000 issue could also materially affect the Company. The Company could be subject to litigation for computer system product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost reserve cannot be reasonably estimated at this time.

We currently have no contingency plans in place if we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in June 1999 and determine whether such a plan is necessary. If we are unable to successfully implement any of the four phases of our Year 2000 plan and we do not develop a contingency plan to address such problems, or if Year 2000 issues negatively affect our suppliers, our customers or the economy generally, our business or financial results may be materially affected.


Item 7A: Quantitative and Qualitative Disclosures about Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of
Operations: Economic and Other Conditions and Interest Rate Sensitivity.

Item 8. Financial Statement and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS

To the Partners and Unitholders of Heartland Partners, L.P.

We have audited the accompanying consolidated balance sheets of Heartland Partners, L.P. (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heartland Partners, L.P. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                    ERNST & YOUNG LLP

Chicago, Illinois
February 26, 1999

                            HEARTLAND PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                             (amounts in thousands)

                                                                                  1998        1997
                                                                                -------     -------
ASSETS:
-------
Cash.........................................................................   $ 1,115     $ 1,890
Restricted cash..............................................................     2,564         724
Marketable securities (amortized cost of $149 in 1998 and $143 in 1997)......       149         141
Accounts receivable (net of allowance of $416 in 1998 and $205 in 1997)......       353         251
Due from affiliate...........................................................       442          --
Prepaid and other assets.....................................................       278         358
Investment in joint venture..................................................       278         278
                                                                                -------     -------
   Total.....................................................................     5,179       3,642
                                                                                -------     -------
Property:
Buildings and other..........................................................     2,231       2,003
   Less accumulated depreciation.............................................       931         807
                                                                                -------     -------
Net buildings and other......................................................     1,300       1,196
Land held for sale...........................................................       930       1,163
Housing inventories..........................................................    13,978       4,092
Land held for development....................................................     6,212       8,829
Capitalized predevelopment costs.............................................     5,632       7,916
                                                                                -------     -------
   Net Properties............................................................    28,052      23,196
                                                                                -------     -------
Total Assets.................................................................   $33,231     $26,838
                                                                                =======     =======

LIABILITIES:
------------
Notes payable................................................................   $13,492     $ 3,750
Accounts payable and accrued expenses........................................     2,636         724
Management fee due affiliate.................................................       283         425
Accrued real estate taxes....................................................     1,075       1,092
Allowance for claims and liabilities.........................................     2,762       2,169
Unearned rents and deferred income...........................................     1,862       1,200
Distribution payable.........................................................        --       1,631
Other liabilities............................................................     1,712         356
                                                                                -------     -------
   Total Liabilities.........................................................    23,822      11,347
                                                                                -------     -------

PARTNERS' CAPITAL:
------------------
General Partner..............................................................        --          28
Class A Limited Partners - 2,142 units authorized, issued and outstanding....        --       5,902
Class B Limited Partner......................................................     9,409       9,563
Unrealized holding loss on marketable securities.............................        --          (2)
                                                                                -------     -------
Total Partners' Capital......................................................     9,409      15,491
                                                                                -------     -------
Total Liabilities and Partners' Capital......................................   $33,231     $26,838
                                                                                =======     =======

          See accompanying notes to Consolidated Financial Statements

                             HEARTLAND PARTNERS, L.P.
                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
               For the Years Ended December 31, 1998, 1997, and 1996
                              (amounts in thousands)

                                                                                 Unrealized
                                                                                Holding Gain
                                                           Class A    Class B    (Loss) on
                                                 General   Limited    Limited    Marketable
                                                 Partner   Partners   Partner    Securities     Total
                                                 -------   --------   -------   ------------   --------
Balances at January 1, 1996 ..................    $  89    $11,935    $9,594       $  42       $21,660
Net Income ...................................        4        382         2          --           388
Distribution .................................      (27)    (2,678)      (14)         --        (2,719)
Marketable securities fair value adjustment ..       --         --        --         (44)          (44)
                                                  -----    -------    ------       -----       -------
Balances at December 31, 1996 ................       66      9,639     9,582          (2)       19,285
Net loss .....................................      (22)    (2,130)      (11)         --        (2,163)
Distribution .................................      (16)    (1,607)       (8)         --        (1,631)
                                                  -----    -------    ------       -----       -------
Balances at December 31, 1997 ................       28      5,902     9,563          (2)       15,491
Net Loss .....................................      (28)    (5,902)     (154)         --        (6,084)
Marketable securities fair value adjustment ..       --         --        --           2             2
                                                  -----    -------    ------       -----       -------
Balances at December 31, 1998 ................    $  --    $    --    $9,409       $  --       $ 9,409
                                                  =====    =======    ======       =====       =======

            See accompanying notes to Consolidated Financial Statements

                             HEARTLAND PARTNERS, L.P.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 1998, 1997 and 1996
                 (amounts in thousands, except for per unit data)

                                                                         1998      1997      1996
                                                                        -------   -------   -------
Revenues:
---------
Property sales ......................................................   $ 6,231   $ 7,127   $ 6,918
Less: cost of property sales ........................................     4,405     3,407     1,674
                                                                        -------   -------   -------
    Gross profit on property sales ..................................     1,826     3,720     5,244
Rental income .......................................................       886     1,104     1,039
Portfolio income ....................................................        63        62       419
Miscellaneous income ................................................       514       286       223
                                                                        -------   -------   -------
        Total Net Revenues...........................................     3,289     5,172     6,925
                                                                        -------   -------   -------
Expenses:
---------
Selling .............................................................     2,876     1,903       501
Real estate taxes ...................................................       399       703       984
General and administrative ..........................................     4,088     4,132     3,355
Environmental Expense ...............................................     1,461        78     1,141
Management fee ......................................................       425       425       425
Depreciation and amortization .......................................       124        94       131
                                                                        -------   -------   -------
    Total Expenses ..................................................     9,373     7,335     6,537
                                                                        -------   -------   -------
    Net Income (Loss) ...............................................   $(6,084)  $(2,163)  $   388
                                                                        =======   =======   =======
    Net income (loss) allocated to General Partner ..................   $   (28)  $   (22)  $     4
                                                                        =======   =======   =======
    Net income (loss) allocated to Class B limited partner ..........   $  (154)  $   (11)  $     2
                                                                        =======   =======   =======
    Net income (loss) allocated to Class A limited partners .........   $(5,902)  $(2,130)  $   382
                                                                        =======   =======   =======
    Net income (loss) per Class A limited partnership unit ..........   $ (2.76)  $ (0.99)  $  0.18
                                                                        =======   =======   =======
    Average number of Class A limited partnership units outstanding .     2,142     2,142     2,142
                                                                        =======   =======   =======
    Distributions declared per Class A limited partnership unit .....   $    --   $  0.75   $  1.25
                                                                        =======   =======   =======

            See accompanying notes to Consolidated Financial Statements

                            HEARTLAND PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1998, 1997, and 1996
                             (amounts in thousands)

                                                                                   1998      1997      1996
                                                                                  -------   -------   -------
Cash Flow from Operating Activities:
------------------------------------
Net income (loss) .............................................................   $(6,084)  $(2,163)  $   388
Adjustments reconciling net income (loss) to net cash used in operating activities:
Bad debt expense ..............................................................       211        98        27
Depreciation ..................................................................       124        94       131
Accretion of discount on securities ...........................................        --       (21)      (78)
Loss (Gain) on sale of securities .............................................        --         3       (79)
Net change in allowance for claims and liabilities ............................       593      (491)      168
Net change in assets and liabilities:
    Decrease (increase) in accounts receivable ................................      (313)      181       205
    Increase in housing inventories..... ......................................    (4,852)   (3,486)     (848)
    Decrease in land held for sale ............................................       233       123        81
    Decrease in land held for development .....................................       790       158       350
    (Increase) decrease in capitalized development costs ......................      (923)    1,234        44
    Increase (decrease) in accounts payable and accrued liabilities ...........     1,895       476      (208)
    (Decrease) increase in management fee due affiliate .......................      (142)       --        --
    Net change in other assets and liabilities ................................     1,656       759      (280)
                                                                                  -------   -------   -------
    Net cash used in Operating Activities .....................................    (6,812)   (3,035)      (99)
                                                                                  -------   -------   -------
Cash Flow from Investing Activities:
------------------------------------
Additions to buildings and other ..............................................      (228)     (510)      (62)
Net (purchases) sales and maturities of marketable securities .................        (6)    4,636     1,259
                                                                                  -------   -------   -------
Net cash (used in) provided by investing activities ...........................      (234)    4,126     1,197
                                                                                  -------   -------   -------
Cash Flow from Financing Activities:
------------------------------------
(Repayment of) proceeds from note payable to Heartland Technology, Inc. .......        --        --      (648)
Advances on notes payable, net ................................................     9,742     3,011       737
Increase in restricted cash ...................................................    (1,840)     (424)     (300)
Distribution paid to unitholders ..............................................    (1,631)   (2,719)       --
                                                                                  -------   -------   -------
Net cash provided by (used in) financing activities ...........................     6,271      (132)     (211)
                                                                                  -------   -------   -------
Net (decrease) increase in cash ...............................................      (775)      959       887
Cash at beginning of year .....................................................     1,890       931        44
                                                                                  -------   -------   -------
Cash at end of year ...........................................................   $ 1,115   $ 1,890   $   931
                                                                                  =======   =======   =======
Supplemental Disclosure of Non Cash Operating Activities:
---------------------------------------------------------
Net land held for development and capitalized development costs transferred       $ 5,034   $    --   $    --
  to housing inventories ......................................................   =======   =======   =======

          See accompanying notes to Consolidated Financial Statements

                           Heartland Partners, L.P.
                  Notes to Consolidated Financial Statements
             For the years ended December 31, 1998, 1997 and 1996


1.  Organization

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI is the general partner of Heartland (in such capacity, the "General Partner"). In July 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland and CMC, formed CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership, to undertake a planned housing development in Rosemount, Minnesota ("Bloomfield" or "Rosemount"). CMC has a 100% membership interest in CMC Heartland Partners II ("CMCII"), CMC Heartland Partners III ("CMCIII"), CMC Heartland Partners IV ("CMCIV"), CMC Heartland Partners V ("CMCV") CMC Heartland Partners VI ("CMCVI"), CMC Heartland Partners VII ("CMCVII") and CMC Heartland Partners VIII ("CMCVIII"). CMCII was formed to participate in the Goose Island Industrial park joint venture in Chicago, Illinois. CMCIII was formed in 1997 to develop a portion of the Kinzie Station property in Chicago, IL. CMCV was formed in 1996 to acquire finished lots and to construct and sell houses in Osprey Cove ("Osprey Cove" or "St. Marys"), a master-planned residential community in St. Marys, GA. CMCVII was formed in 1998 to acquire and engage in sales, marketing and construction of homes in the Longleaf Country Club, Southern Pines, NC ("Southern Pines" or "Longleaf"). CMCIV, CMCVI and CMCVIII were formed at various times to acquire and hold properties under various stages of negotiations. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sales agent in the St. Marys, Southern Pines and Kinzie Station developments. LCL is also the general contractor in the St. Marys development. CMC owns 100% of the stock of Lifestyle Construction Company, Inc. ("LCC") which serves as the general contractor in North Carolina. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCL and LCC.

Heartland's partnership agreement provides generally that Heartland's net income
(loss) will be allocated 1% to the General Partner, 98.5% to the Class A limited partners (the "Unitholders") and 0.5% to the Class B limited partner. In addition, the partnership agreement provides that certain items of deduction, loss, income and gain may be specially allocated to the Class A Unitholders or to the holder of the Class B Interest or the General Partner. Also, the partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their capital account, such net loss shall be allocated only amoung partners having positive balances in their capital accounts.

The General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On November 24, 1997, Heartland declared a cash distribution in the amount of $1.6 million to Unitholders and Partners of record on December 29, 1997, which dividend was paid on January 7, 1998. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions of the last day of any calendar month.

At December 31, 1998, land held for sale consisted of scattered land parcels. States in which large land holdings are located are Illinois, Iowa, Minnesota, Montana, North Dakota, South Dakota, Washington, and Wisconsin. The remaining acreage is located in Idaho, Indiana, Michigan and Missouri.

Most of the properties are former railroad rights-of-way, located in rural areas, comprised of long strips of land approximately 100 feet in width. Also included are former station grounds and rail yards. Certain air rights and fiber optics development rights are also owned.

                           Heartland Partners, L.P.
           Notes to Consolidated Financial Statements - (Continued)


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

At December 31, 1998, property available for development, including housing inventories, consisted of 15 sites with a book value of land is $10.8 million. Heartland reviews these properties to determine whether to hold, develop, either solely or with a third party joint venturer, or sell them. Heartland's objective for these properties is to maximize unitholder value over a period of years.

Heartland has a 3.88 acre site in Chicago, Illinois known as Kinzie Station under development. Phase I consists of 163 units in a Tower Building, 24 units in a Plaza Building and 6 Townhomes. CMC is also selling and building single family homes in Osprey Cove located in St. Marys, Georgia, Longleaf Country Club in Southern Pines, North Carolina and the Bloomfield community in Rosemount, Minnesota. These sites are classified as housing inventories.


2.  Summary of Significant Accounting Policies

Consolidation
-------------

The consolidated financial statements include the accounts of Heartland; CMC, its 99.99% owned operating partnership; HDC, 100% owned by Heartland; CMCI, 1% general partnership interest owned by HDC and 99% owned by CMC; CMC II, CMC III, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCL and LCC, each 100% owned by CMC. All intercompany transactions have been eliminated in consolidation.


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

Marketable Securities
---------------------

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Debt securities that the Company does not have the positive intent or ability to hold to maturity, and all marketable equity securities are classified as available-for-sale and are carried at fair value. All of Heartland's marketable securities held at December 31, 1998 and 1997 are classified as available-for-sale. Unrealized holding gains and losses on securities classified as available-for-sale are reported as a separate component of partners' capital. Partners' capital included an unrealized holding loss on marketable securities classified as available for sale of $2,000 at December 31, 1997. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains (losses). Premiums and discounts on marketable securities are amortized

                           Heartland Partners, L.P.
           Notes to Consolidated Financial Statements - (Continued)


on a straight-line basis using the maturity date of the security to determine the amortization period and such amortization is included in interest income. The cost of securities sold is based on the specific identification method.


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

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property.

Housing inventories, (including completed model homes), consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost which is not in excess of fair value. Land, land development, and indirect costs are allocated to cost of sales on the basis of units sold in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units sold for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value is less than the cost. If these events or changes in circumstances are present, the Company then would write down the inventory to its fair value.

As of December 31, 1998 and 1997, management is not aware of any impairment losses in the Company's real estate assets. Accordingly, no impairment losses were recognized during any of the years presented.

                           Heartland Partners, L.P.
           Notes to Consolidated Financial Statements - (Continued)


Housing inventories consisted of the following at December 31, 1998, and 1997:

                            (amounts in thousands)
                                                       1998     1997
                                                     --------  -------
Land under development............................    $ 4,568   $1,421

Direct construction costs.........................      2,109    1,843

Capitalized project costs.........................      7,301      828
                                                      -------   ------
                                                      $13,978   $4,092
                                                      =======   ======


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

Fair Value of Financial Instruments
-----------------------------------

Management has considered fair value information relating to its financial instruments at December 31, 1998. For cash and marketable securities, the carrying amounts approximate fair value. For variable rate debt that reprices frequently, fair values approximate carrying values. For all remaining financial instruments, carrying value approximates fair value due to the relatively short maturity of these instruments.

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

Heartland's assets are carried at historical cost. At December 31, 1998, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

Segment Reporting
-----------------

During the fourth quarter of 1998, Heartland adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 superseded FASB Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise ("Statement No. 14"). Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect Heartland's results of operations or financial position.

The Company has two primary reportable business segments, which consist of land sales and property development (See Note 11 to the Consolidated Financial Statements).

                           Heartland Partners, L.P.
           Notes to Consolidated Financial Statements - (Continued)


Reclassification
----------------

Certain reclassifications have been made to the previously reported 1997 and 1996 statements in order to provide comparability with the 1998 statements. These reclassifications have not changed the 1997 and 1996 results.

3.  Restricted Cash

On May 14, 1997, CMC established a line of credit agreement in the amount of $5 million with LaSalle National Bank ("LNB") pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve. During 1998, LNB increased the line of credit to $8.5 million and extended the maturity date of the loan to April 30, 1999, pursuant to which CMC pledged additional cash in the amount of $350,000 as an interest reserve. On December 30, 1997, CMCV renewed a line of credit agreement in the amount of $3 million with NationsBank ("NB") pursuant to which CMCV pledged cash in the amount of $100,000 as an interest reserve. This cash was released in 1998. On November 30, 1998, CMCI executed an agreement for a $2,500,000 loan with Bank One relating to the Bloomfield project pursuant to which CMCI has pledged $502,000 in cash as an interest reserve (see Note 4 to the Consolidated Financial Statements). Restricted cash also includes purchasers' earnest money escrow deposits of $1,202,000 and $114,000 at December 31, 1998, and 1997, respectively and a $10,000 construction improvement bond held by the Osprey Cove Homeowners Association. The total restricted cash at December 31, 1998 and 1997 was $2,564,000 and $724,000, respectively.

4.  Notes Payable

On May 14, 1997, CMC signed a line of credit agreement in the amount of $5 million with LNB, pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL which had a carrying value of $5,560,000 and $6,407,000 as of December 31, 1998, and 1997, respectively. Also, pursuant to the line of credit agreement, CMC pledged cash in the amount of $500,000 as an interest reserve. The agreement terminated on May 1, 1998, but was extended through June 30, 1998. On June 30, 1998, the loan was amended extending the maturity date to April 30, 1999, and increasing the line to $8.5 million. The Company has subsequently pledged additional cash in the amount of $350,000 bringing the total interest reserve to $850,000. On October 23, 1998, CMC amended the loan temporarily increasing the line to $9,500,000 and reducing net worth requirements to $8,500,000. The $1,000,000 temporary increase was paid back in December 1998. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (8.75% at December 31, 1998). At December 31, 1998, and 1997, $8,321,000 and $2,000,000 respectively, had been advanced to the Company by LNB against the line of credit. The Company is currently in negotiations with LNB to extend the maturity of the loan, modify certain existing financial covenants, and increase the amount of the credit facility. While the Company has no reason to believe that the extension, modification of terms and increased capacity of the credit facility will not be granted, there can be no assurance that the contemplated transaction will be approved by LNB. No adjustments related to this uncertainty have been made in the accompanying financial statements.

On December 30, 1996, CMCV signed a revolving line of credit agreement in the amount of $3 million with NB to acquire lots and construct houses in the Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMC granted a first mortgage to NB on specific lots in said subdivision with a carrying value of $5,138,000 and $4,092,000 at December 31, 1998, and 1997, respectively. On
December 30, 1998, Heartland entered into a modification agreement to its December 30, 1996, revolving line of credit agreement in the amount of $3 million for Osprey Cove to extend the maturity date to June 30, 1999. The line of credit with NB bears interest at the prime rate of NB plus 1% (8.75% at December 31, 1998). At maturity, all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will be extended for a period of six months to allow for completion of homes then under construction, but no new construction will be commenced. NB had advanced $2,288,000 and $1,750,000 at December 31, 1998, and 1997, respectively against the revolving line of credit facility.

                           Heartland Partners, L.P.
           Notes to Consolidated Financial Statements - (Continued)


Under the terms of the agreement, CMCV is required to maintain a minimum net worth of $500,000 and a minimum leverage ratio not to exceed of 4:1.

In December 1998 the Company signed a commitment letter for $3,000,000 with NB to construct homes in the Longleaf community. NB makes individual loans on each home at the time construction begins. The third party developer subordinates its lot to NB's construction loan. As of December 31, 1998, the Company had outstanding balances on 7 term loans totaling $383,000. The carrying value of the related inventory at December 31, 1998, totaled $546,000. The term of each loan is one year and bears interest at the NB prime rate plus 1% (8.75% at December 31, 1998).

On November 30, 1998, Heartland executed an agreement for a $2,500,000 loan with Bank One relating to the Bloomfield project. The two year loan bears interest at the prime rate (7.75% at December 31,1998). $500,000 of the loan was placed in an interest reserve. The loan is collateralized by the Phase II land with a carry value of $918,000 at December 31, 1998. In addition, Bank One is providing a $1,750,000 development loan, a letter of credit for $179,000 to the City of Rosemount and a $4,000,000 revolving credit line for the construction of homes; these credit facilities were executed in February 1999. The Company believes that no additional financing will be needed for Phase I of the Rosemount community.

On January 6, 1999, the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A. The loan bears interest at the prime rate plus one percent. This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a Construction Contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. The first draw was completed in January 1999.

During the years ended December 31, 1998, 1997, and 1996, the Company incurred and paid interest on loans in the amount of $802,000, $189,000 and $108,000, respectively, of which $802,000, $126,000 and $0 was capitalized. Interest expense in 1997 and 1996 is recorded in general and administrative expense.

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

Estimates which are used as the basis for allowances for the remediation of a particular site are taken from evaluations of the range of potential costs for that site made by independent consultants. These evaluations are estimates based on professional experience but necessarily rely on certain significant assumptions including the specific remediation standards and technologies which may be required by an environmental agency as well as the availability and cost of subcontractors and disposal alternatives. (See Note 8).

There is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is unable to determine whether environmental liabilities which management is unable to reasonably estimate will or will not have a material effect on Heartland's results of operations or financial condition.

                           Heartland Partners, L.P.
           Notes to Consolidated Financial Statements - (Continued)


6.  Related Party Transactions

CMC has a management agreement with HTI, pursuant to which CMC is required to pay HTI an annual management fee in the amount of $425,000. On December 29, 1995, HTI advanced CMC approximately $648,000 and on February 14, 1996 HTI advanced an additional $425,000 for past due management fees. Each advance was in the form of a note payable on demand and bore interest at the prime rate plus 2.5%. Interest expense on the note was approximately $107,000 for 1996. On December 31, 1996, CMC paid HTI $1,180,400 related to previously accrued management fees including $107,400 for interest related to the past due amounts. At December 31, 1997, the management fee accrued and unpaid was approximately $425,000 representing deferred management fees for the year ended December 31, 1997. In February 1998, CMC paid HTI the $425,000 management fee. $142,000 of the 1998 management fee was paid in 1998.

Under a management services agreement, HTI reimburses Heartland for reasonable and necessary costs and expenses for services totaling $322,000 for the year ended December 31, 1998, $228,000 for 1997 and $180,000 for 1996. HTI owes CMC
$442,000 as of December 31, 1998, related to these expenses.

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

Heartland is lessor with one non-cancellable operating lease for $114,400 per year that will continue as long as the lessee operates its railroad line.

Heartland leases its office premises as well as offices at certain development sites and certain equipment under various operating leases. Future minimum lease commitments under non-cancellable operating leases are as follows:

1999............................................  $310,000
2000............................................   192,000
2001............................................   115,000
2002............................................    48,000
                                                  --------
   Total........................................  $665,000
                                                  ========

Rent expense for the years ended December 31, 1998, 1997, and 1996 was $294,000, $133,000, and $132,000, respectively.

8.  Legal Proceedings and Contingencies

At December 31, 1998, and 1997, Heartland's allowance for claims and liabilities was approximately $2.8 million and $2.2 million, respectively. During the year ended December 31, 1998, 1997, and 1996 provisions for, a $1,461,000, $78,000 and $1,141,000, respectively, were recorded with respect to environmental matters. Significant legal matters are discussed below.

Soo Line Matters
----------------

                           Heartland Partners, L.P.
           Notes to Consolidated Financial Statements - (Continued)


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

On October 1, 1998, the Company entered into a Settlement Agreement with the Port in which the Port released all claims and the Company agreed to either pay $1.1 million or to convey real property to be agreed upon between the parties at a later date. At December 31, 1998, and 1997, Heartland's allowance for claims and liabilities for this site was $1,100,000 and $290,000, respectively.

The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

Wheeler Pit, Janesville, Wisconsin
----------------------------------

In November 1995 the Company settled a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The settlement calls for the Company to pay General Motors $800,000 at $200,000 annually for four years, 32% of the monitoring costs for twenty-five years beginning in 1997 and 32% of governmental oversight costs; the oversight costs not to exceed $50,000. Payments of $200,000 were made in 1995, 1996, 1997 and 1998. A payment of $50,000 for past government oversight costs was made in October 1998. At December 31, 1998, and 1997, Heartland's allowance for claims and liabilities for this site was $184,000 and $408,000, respectively, of which $171,000 and $358,000 represents the annual payments discounted at 4.54% and 6.07% respectively.

Miscellaneous Environmental Matters
-----------------------------------

Under environmental laws, liability for hazardous substance contamination is imposed on the current owners and operators of the contaminated site, as well as the owner or the operator of the site at the time the hazardous substance was disposed or otherwise released. In most cases, this liability is imposed without regard to fault. Currently, the Company has known environmental liabilities associated with certain of its properties arising out of the activities of its predecessor or certain of its predecessor's lessees and may have further material environmental liabilities as yet unknown. The majority of the Company's known environmental liabilities stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad or in operations conducted by its predecessor's lessees. The following is a summary of material known environmental matters, in addition to those described above.

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by its predecessor's reorganization trustee

                           Heartland Partners, L.P.
           Notes to Consolidated Financial Statements - (Continued)


prior to the consummation of its predecessor's reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Company's predecessors. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with DEQ in April 1997. While DEQ has not formally changed its position, DEQ has not elected to file suit. Management is not able to express an opinion at this time whether the cost of the defense of this liability or the environmental exposure in the event of the Company's liability will or will not be material.

At twelve separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

The Company has petroleum groundwater remediation projects or long term monitoring programs at Austin, Minnesota, Farmington, Minnesota, and Miles City, Montana. At December 31, 1998, and 1997, Heartland's aggregate allowance for claims and liabilities for these sites were approximately $41,000 and $187,000, respectively.

In December 1989, the Minnesota Pollution Control Agency ("MPCA") added a site which includes the Company's Pig's Eye Yard site in St. Paul, Minnesota to its Permanent List of Priorities based on historical records and an initial investigation of soil and groundwater conditions adjacent to Pig's Eye Yard. Portions of this site had been leased to the City of St. Paul for a landfill and to the Metropolitan Waste Control Commission for disposal of incinerator ash. The site, which includes portions of the adjacent municipal waste water treatment plant, was placed on the Superfund Accelerated Clean Up Model list in 1993. No potentially responsible parties ("PRPs") have been formally named at this site. The Company has reached an agreement to sell its interest in this property to the city of St. Paul for $630,000, subject to final documentation.

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

The Company is voluntarily investigating the environmental condition of a property in Minneapolis, Minnesota in connection with a contract to sell the property. The investigation has indicated certain metal impacts in the soil and groundwater. The Company's estimate at this time is that the remediation construction may cost between $425,000 and $881,000. The contract sale price is $562,000. At December 31, 1998, and 1997, Heartland's aggregate allowance for claims and liabilities for these sites was approximately $518,000 and $472,000, respectively.

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

                           Heartland Partners, L.P.
           Notes to Consolidated Financial Statements - (Continued)


The Company is also subject to other suits and claims which have arisen in the ordinary course of business. In the opinion of management, reasonably possible losses from these matters should not be material to the Company's results of operations or financial condition.

9.  Compensation and Benefits

An employment agreement with the President and Chief Executive Officer of CMC provides for a base salary of $275,000 through May 30, 2002, all or a portion of which may be deferred at the officer's election. The contract provides incentive compensation equal to 10% of the value of all amounts distributed to Unitholders and the holder of the Class B Interest in excess of the "Capital Amount" as defined. The Capital Amount approximates the average market value of the Units for the first 30 trading days after the Distribution Date, subject to adjustment as set forth in the contract. During or after the term of employment, incentive payments will be made with respect to distributions by Heartland during Heartland's term of existence, and if distributions are made subsequent to such officer's death, payments will be made to his designee or estate. The contract also provides that in the event of a "change of control of Heartland" during or after the term of employment, the officer shall receive a lump sum payment of $1,250,000.

Heartland sponsors a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. All full-time permanent employees of Heartland are eligible to participate in the plan. A participating employee can authorize contributions to the plan in the form of salary reductions of up to the maximum allowed by the Internal Revenue Code in any plan year. In 1998 Heartland made matching contributions of 50% of each participant's contribution to the plan. Beginning January 1, 1999, Heartland will make matching contributions of 25%. Participating 1998 employees are fully vested with respect to salary reduction and Heartland's contributions. For all future participants, they are fully vested with respect to salary reduction immediately but the matching contribution vests at 20% per year. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon showing of financial hardship. Heartland contributed to the plan approximately $80,000 in 1998, $60,000 in 1997, and $65,000 in 1996 on behalf of all employees.

10. Marketable Securities

The following is a summary of marketable securities:

                                                                 Gross       Gross     Estimated
                                                    Amortized  Unrealized  Unrealized    Fair
                                                      Cost       Gains       Losses      Value
                                                    ---------  ----------  ----------  ---------
                                                                  (in thousands)
December 31, 1998
U.S. Treasury securities and obligations of U.S.
 government agencies...............................  $   149   $       --   $    --    $    149
                                                     =======   ==========   =======    ========

At December 31, 1998 and 1997 all marketable securities were classified as available-for-sale. Proceeds from sale and maturities of debt securities during 1998, 1997, and 1996, were $297,000, $9,015,000, and $27,238,000, respectively.
The gain on sale of securities in 1997 was approximately $3,000. Proceeds from sales in 1998 and 1996 approximated cost for all securities at the date of sale. The net adjustment to unrealized holding gains (losses) on marketable securities included as a separate component of partners' capital was $2,000, $0 and $(44,000) for the years ended December 31, 1998, 1997 and 1996, respectively.

                           Heartland Partners, L.P.
           Notes to Consolidated Financial Statements - (Continued)


The cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                            Estimated
                                            Amortized          Fair
                                               Cost           Value
                                          --------------  --------------
                                          (in thousands)  (in thousands)
Due in one year or less.................       $149            $149
Due after one year through three years..        ---             ---
Due after three years...................        ---             ---
                                               ----            ----
   Total................................       $149            $149
                                               ====            ====

11. Reportable Segments

The following tables set forth the reconciliation of net income and total assets for Heartland's reportable segments for the years ended December 31, 1998, 1997 and 1996 (See Note 2 to the Consolidated Financial Statements).

                                                           Property
    1998 (amounts in thousands)       Land Sales (1)    Development (2)   Corporate (3)  Consolidated
----------------------------------    --------------    ---------------   -------------  ------------

Revenues:
---------
Property sales....................        $1,814            $ 4,417          $     0        $ 6,231
Less: cost of property sales......           215              4,190                0          4,405
                                          ------            -------          -------        -------
   Gross profit on property sales.         1,599                227                0          1,826
Rental income.....................           886                  0                0            886
Portfolio income..................             0                  0               63             63
Miscellaneous income..............             0                514                0            514
                                          ------            -------          -------        -------
   Total Net Revenues.............         2,485                741               63          3,289
                                          ------            -------          -------        -------
Expenses:
---------
Selling...........................             0              2,876                0          2,876
Real estate taxes.................           209                190                0            399
General and administrative........           986                327            2,775          4,088
Environmental Expense.............           248                 25            1,188          1,461
Management fee....................             0                  0              425            425
Depreciation and amortization.....             0                 84               40            124
                                          ------            -------          -------        -------
   Total Expenses.................         1,443              3,502            4,428          9,373
                                          ------            -------          -------        -------
   Net Income (Loss)..............        $1,042            $(2,761)         $(4,365)       $(6,084)
                                          ======            =======          =======        =======
   Properties, net of accumulated
       depreciation...............        $  937            $26,296          $   819        $28,052
                                          ======            =======          =======        =======
   Total assets...................        $1,290            $29,403          $ 2,538        $33,231
                                          ======            =======          =======        =======

                           Heartland Partners, L.P.
           Notes to Consolidated Financial Statements - (Continued)

                                                            Property
1997 (amounts in thousands)            Land Sales(1)     Development(2)     Corporate (3)    Consolidated
-----------------------------------    -------------     --------------     -------------    ------------
Revenues:
---------
Property sales.....................       $1,708            $ 5,419            $     0          $ 7,127
Less: cost of property sales.......          125              3,282                  0            3,407
                                          ------            -------            -------          -------
   Gross profit on property sales..        1,583              2,137                  0            3,720
Rental income......................        1,104                  0                  0            1,104
Portfolio income...................            0                  0                 62               62
Miscellaneous income...............            0                286                  0              286
                                          ------            -------            -------          -------
     Total Net Revenues............        2,687              2,423                 62            5,172
                                          ------            -------            -------          -------
Expenses:
---------
Selling............................            0              1,903                  0            1,903
Real estate taxes..................          182                521                  0              703
General and administrative.........          565                 50              3,517            4,132
Environmental Expense..............            0                 78                  0               78
Management fee.....................            0                  0                425              425
Depreciation and amortization......            0                 67                 27               94
                                          ------            -------            -------          -------
     Total Expenses................          747              2,619              3,969            7,335
                                          ------            -------            -------          -------
     Net Income (Loss).............       $1,940            $  (196)           $(3,907)         $(2,163)
                                          ======            =======            =======          =======
     Properties, net of accumulated
       depreciation................       $1,171            $21,371            $   654          $23,196
                                          ======            =======            =======          =======
     Total assets..................       $1,422            $21,854            $ 3,562          $26,838
                                          ======            =======            =======          =======

                           Heartland Partners, L.P.
           Notes to Consolidated Financial Statements - (Continued)


                                                        Property
    1996 (amounts in thousands)      Land Sales (1)  Development (2)  Corporate (3)  Consolidated
-----------------------------------  --------------  ---------------  -------------  ------------

Revenues:
---------
Property sales......................        $1,218           $5,700        $     0         $6,918
Less: cost of property sales........            81            1,593              0          1,674
                                            ------           ------        -------         ------
   Gross profit on property sales...         1,137            4,107              0          5,244
Rental income.......................         1,039                0              0          1,039
Portfolio income....................             0                0            419            419
Miscellaneous income................             0              223              0            223
                                            ------           ------        -------         ------
   Total Net Revenues...............         2,176            4,330            419          6,925
                                            ------           ------        -------         ------

Expenses:
---------
Selling.............................             0              501              0            501
Real estate taxes...................           130              854              0            984
General and administrative..........           582                0          2,773          3,355
Environmental Expense...............             0            1,141              0          1,141
Management fee......................             0                0            425            425
Depreciation and amortization.......             0               59             72            131
                                            ------           ------        -------         ------

   Total Expenses...................           712            2,555          3,270          6,537
                                            ------           ------        -------         ------

   Net Income (Loss)................        $1,464           $1,775        $(2,851)        $  388
                                            ======           ======        =======         ======

(1) The Land Sales reportable business segment consists of the approximately 15,730 acres of land located throughout 12 states for sale or rental as of December 31, 1998, and after the related sales and marketing general and administrative expenses.

(2) The Property Development reportable business segment consists of the approximately 915 acres representing 15 sites that Heartland is in the process of developing or homebuilding communities in which the Company is currently acquiring finished lots, and building and then selling homes. The related selling and operating expenses are also reported for this business segment.

(3) The Corporate level consists of portfolio income from investments and salaries and general and administrative expenses for the employees and occupied office space in Chicago, Illinois.

                                                                     SCHEDULE II

                           HEARTLAND PARTNERS, L.P.
                       VALUATION AND QUALIFYING ACCOUNTS
             For The Years Ended December 31, 1998, 1997 AND 1996
                            (amounts in thousands)


                                                        Additions
                                           Balance at   charged to                    Balance
                                           beginning    costs and                      at end
Description                                 of year      expenses      Deductions     of year
-----------                                ----------   ----------   --------------   -------
Year Ended December 31, 1998:
Allowance for claims and liabilities...        $2,169       $1,461      $  (868)(a)    $2,762
                                               ======       ======      ==========     ======

Year Ended December 31, 1997:
Allowance for claims and liabilities...        $2,660       $   78      $  (569)(a)    $2,169
                                               ======       ======      ==========     ======

Year Ended December 31, 1996:
Allowance for claims and liabilities...        $2,492       $1,141      $  (973)(a)    $2,660
                                               ======       ======      ==========     ======

Note:    (a)  Payments

                                                                    SCHEDULE III

                           HEARTLAND PARTNERS, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                            (amounts in thousands)

                                                                        Cost Capitalized                Gross Amount at Which
                                            Initial Cost to                Subsequent                          Carried
                                               Heartland               to Acquisition (1)               at Close of Period (1)
                                         ----------------------    --------------------------   ------------------------------------
                                                                                                             Building,
                                                   Buildings &                       Carrying             Improvement and
Description                              Land      Improvements    Improvements(3)   Costs(4)     Land     Carrying Costs    Total
-----------                              ----      ------------    ---------------   --------   -------   ----------------  -------
Developable Sites
Chicago, IL...................    (7)   $ 4,434        $  1            $3,233         $2,964    $ 4,434       $ 6,198       $10,632
Milwaukee, WI.................              856         939             1,356(6)       1,198        856         3,493         4,349
Fife, WA......................            2,573           -               262            358      2,573           620         3,193
Rosemount, MN.................   (10)       956           -             1,607            526        956         2,133         3,089
Osprey........................    (8)     1,898           -             2,586            208      1,898         2,794         4,692
Longleaf......................    (9)         -           -               590              -          -           590           590
Other developable properties
 less than 5% of total........               63           -               146(6)          40         63           186           249
                                        -------        ----            ------         ------    -------       -------       -------
Total developable properties..           10,780         940(5)          9,780          5,294     10,780        16,014        26,794
                                        -------        ----            ------         ------    -------       -------       -------
Sale Properties...............              930           -                10(5)           -        930            10           940
                                        -------        ----            ------         ------    -------       -------       -------
TOTAL.........................          $11,710        $940            $9,790         $5,294    $11,710       $16,024       $27,734
                                        =======        ====            ======         ======    =======       =======       =======

                                                                                  Life on
                                                                                   Which
                                                                                Depreciation
                                                                                 In Latest
                                                       Date of                     Income
                                      Accumulated    Completion of     Date       Statement
Description                           Depreciation   Construction    Acquired    Is Computed
-----------                           ------------   -------------   --------   -------------
Developable Sites
Chicago, IL...................  (7)       $ 18          Various      Various         (2)
Milwaukee, WI.................             480          Various      Various         (2)
Fife, WA......................              --          Various      Various
Rosemount, MN.................              --            N/A        Various
Osprey........................  (8)         --            N/A        Various
Other developable properties
 less than 5% of total........              --            N/A        Various
                                          ----
Total developable properties..             498
                                          ----
Sale Properties...............               3          Various      Various
                                          ----
TOTAL.........................            $501
                                          ====

(1) See Attachment A to Schedule III for reconciliation of beginning of period total to total at end of period.
(2) Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.
(3) Improvements include all costs which increase the net realizable value of the property except carrying costs.
(4) Carrying costs consists primarily of legal fees, real estate taxes and interest.
(5) These amounts are included in Buildings and other on the Consolidated Balance Sheet. Also included in the amount shown on the Consolidated Balance Sheet for Buildings and other is furniture and equipment of $1,249, with related accumulated depreciation of $430.
(6) These amounts include a total of $32 that is included in Buildings and other on the Consolidated Balance Sheet.
(7) Includes certain parcels of land encumbered by a $8,321,000 short-term loan (See Note 4 to the Consolidated Financial Statements).
(8)  Includes parcels of land encumbered by a $2,288,000 short-term loan (See
     Note 4 to the Consolidated Financial Statements).
(9) Includes homes encumbered by a $383,000 short-term loan (See Note 4 to the Consolidated Financial Statements).
(10) Includes parcel of land encumbered by a $2,500,000 two year loan (See Note 4 to the Consolidated Financial Statements).

                           HEARTLAND PARTNERS, L.P.
                         ATTACHMENT A TO SCHEDULE III
              RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING
                       OF YEAR WITH TOTAL AT END OF YEAR
                                (IN THOUSANDS)


                                 1998      1997      1996
                                -------   -------   -------
Balance at January 1..........  $22,982   $21,280   $20,903
                                -------   -------   -------
Additions during year:
Other acquisitions............      939     1,125       663
Improvements..................    8,218     3,987     1,388
                                -------   -------   -------
   Total Additions............    9,157     5,112     2,051
                                -------   -------   -------
Deductions during year:
   Cost of real estate sold...    4,405     3,410     1,674
                                -------   -------   -------
   Total deductions...........    4,405     3,410     1,674
                                -------   -------   -------
Balance at December 31........  $27,734   $22,982   $21,280
                                =======   =======   =======


            Reconciliation Of Real Estate Accumulated Depreciation
                At Beginning of Year with Total At End of Year
                                (In Thousands)


                                 1998      1997      1996
                                -------   -------   -------
Balance at January 1..........   $ 440     $ 382     $ 323
                                 -----     -----     -----
Additions during year:
  Charged to Expense..........      61        61        59
                                 -----     -----     -----
    Total Additions...........      61        61        59
                                 -----     -----     -----
Deductions during year:
  Cost of real estate sold....     ---         3       ---
                                 -----     -----     -----
    Total deductions..........     ---         3       ---
                                 -----     -----     -----
Balance at December 31........   $ 501     $ 440     $ 382
                                 =====     =====     =====


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


None

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers.


Heartland does not have a Board of Directors.

Set forth below is information for each director of HTI, the general partner of Heartland, and each executive officer of HTI and Heartland. Directors of HTI are not compensated by Heartland.

Name and Age                                       Principal Occupation, Business
                                                    Experience and Directorships
Lawrence S. Adelson, 49......  Vice President and General Counsel of the Company since June 1990;
                               Vice President and General Counsel of HTI since October 1988.

Richard P. Brandstatter, 43..  Vice President - Finance, Treasurer and Secretary of the Company
                               since August 1995; Vice President - Finance, Treasurer and Secretary
                               of HTI since February 1999.

Robert S. Davis, 84..........  Director of HTI (Class I) (since October 1988); Chairman of the audit committee of HTI; self-employed consultant (for more than the past five years); Senior Vice President (1978-79), St. Paul Companies
                               (insurance), St. Paul, Minnesota.

Edwin Jacobson, 69...........  President and Chief Executive Officer of the Company (since
                               September 1990); Director of HTI (Class III) (since November 1985);
                               member of the executive and investment committees of HTI; Director and Chairman of the Executive Committee (since June 1992) and formerly
                               President (from February 1994-February 1997) and Chief Executive
                               Officer (from February 1994-July 1997) of Avatar Holdings, Inc.
                               (Real estate, water and wastewater utilities operations).

Gordon H. Newman, 66.........  Director of HTI (Class I)(since February 1999).  Senior Vice
                               President, General Counsel and Secretary of Sara Lee Corporation; member of the Management Committee; Chief Ethics Officer; responsible for recruitment of members of board of directors and corporate governance policy (1975-1995).

John Torell III, 59..........  Director of Company (Class III)(since September 1997); Member of the executive committee of the Board of the Company; Chairman
                               (since 1990), Torell Management, Inc. (private investment company),
                               New York, New York; President (1982-1988), Manufacturers Hanover
                               Corporation (banking), New York, New York; Chairman, President and Chief Executive Officer (1988-1989), CalFed, Inc. (banking), Los
                               Angeles, California; Chairman and Chief Executive Officer (1990-
                               1994), Fortune Bancorp (banking), Tampa, Florida; Chairman,
                               Telesphere, Inc. (financial information), New York, New York.  Mr.
                               Torell also serves as a director of American Home Products
                               Corporation, Paine Webber Group, Inc. and Volt Information Sciences,
                               Inc.


Ezra K. Zilkha, 73....  Director of HTI (Class II) (since October 1988); member of the executive committee and audit committee and chairman of the investment committee of HTI; President and Director (since 1956), Zilkha & Sons, Inc. (investments), New York, New York. Mr. Zilkha is a director of Newhall Land and Farming Co. and was a Director (until April 1996) and former Chairman of the Investment Committee of Cigna Corporation; Director, Fortune Bancorp (1990-1994); Chairmen and Director of Union Holdings, Inc.(industrial holding company)(December 1984-May 1990 and March 1991-September
                        1993); President of 3555 Intermediate Corp. (investment holding company)(since March 1991).


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of the Company's General Partner, Heartland Technology, Inc., and any persons who own more than ten-percent of the Units to file forms reporting their initial beneficial ownership of Units and subsequent changes in that ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers and directors of Heartland Technology, Inc. and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the 1998 fiscal year all section 16(a) filing requirements were complied with, except that a Form 3 report of initial beneficial ownership was filed late on behalf of John H. Torell, III and Richard P. Brandstatter.

Item 11.  Executive Compensation

The following information is furnished as to all compensation awarded to, earned by or paid to the Chief Executive Officer of CMC and the one other executive officer with 1998 compensation greater than $100,000.


        Name And                 Annual    Compensation   All Other
   Principal Position     Year   Salary       Bonus      Compensation
------------------------  ----  ---------  ------------  ------------
Edwin Jacobson            1998   $275,000    $   ---        $5,000
   President and Chief    1997    275,000        ---         4,750
   Executive Officer      1996    275,000        ---         4,750

Lawrence S. Adelson       1998   $ 99,000        ---        $5,000
   Vice President and     1997    112,500    $25,000         4,750
   General Counsel        1996    112,500        ---         4,750

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

Under a deferred salary arrangement available to all employees, Mr. Adelson deferred $35,341 of his 1996 salary into 1997, $37,817 of his 1997 salary into 1998 and $39,165 of his 1998 salary into 1999.

An employment agreement with the President and Chief Executive Officer of CMC provides for a base salary of

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

Heartland does not maintain any pension, profit-sharing, bonus or similar plan for its employees. Insurance benefit programs are non-discriminatory. CMC sponsors a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986. All full-time permanent employees of CMC are eligible to participate in the plan. In 1997, a participating employee could authorize contributions to the plan in the form of salary reductions of up to $9,500. In 1998, a participating employee could authorize contributions to the plan in the form of salary reduction of up to $10,000. In 1998, CMC made matching contributions of 50% of each participant's contribution to the plan. Employees are fully vested with respect to salary reduction and CMC's contributions. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon a showing of financial hardship.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by Heartland to be beneficial owners of more than 5% of Heartland's outstanding Units at March 9, 1999:

                                               Number of
Name and Address of Beneficial Owner (i)      Units Owned  Percent
----------------------------------------      -----------  --------

Lehman Brothers Holdings, Inc. (ii)

American Express Tower
3 World Financial Center
New York, New York 10285..................       187,400      8.7%

Waveland Partners, L.P. (v)

333 West Wacker Drive, Suite 1600
Chicago, IL 60606.........................       262,789     12.3%

Cowen & Company (iii)

Financial Square
New York, New York 10285..................       183,100      8.5%


Edwin Jacobson (iv)

547 W. Jackson
Chicago, Illinois 60661...................      138,000      6.4%

GEM Value Fund, L.P. (vi)

900 North Michigan Avenue, Suite 1900
Chicago, IL 60611.........................      154,896      7.2%

(i)   Nature of ownership is direct, except as otherwise indicated herein.

(ii) Based on a Schedule 13G/A on February 3, 1995, Lehman Brothers Holdings Inc., through its subsidiary, Lehman Brothers Inc., a registered broker/dealer, has sole voting and dispositive power with respect to such Units.

(iii) Based on a Schedule 13G/A filed on February 12, 1998, Cowen & Company, a registered broker/dealer and investment adviser, Cowen Incorporated and Joseph Cohen have shared voting power of 132,900 Units, and shared dispositive power of 183,100 Units.

(iv) Included in the table are 8,000 units held by Mr. Jacobson's wife as to which Mr. Jacobson shares voting and dispositive power.

(v) Based on a statement filed on Form 13D Amended, as dated through March 25, 1999, Waveland Partners, L.P., Waveland Capital Management, L.P., Clincher Capital Corporation, Waveland Capital Management, L.L.C., Waveland Partners, Ltd. and Waveland International, Ltd. share voting and dispositive power with respect to such Units.

(vi)  Based on a Schedule 13D filed on July 9, 1998, GEM Value
      Fund, L.P., a private investment partnership, and GEM Value Partners LLC, its General Partner, have shared voting and dispositive power with respect to such units.

Security Ownership of Management

Set forth below is certain information concerning the beneficial ownership of Units by each current director of HTI, the General Partner of Heartland, by each named executive officer of CMC and by all directors and executive officers of HTI and all executive officers of CMC as a group, as of March 9, 1999:

          Name of Beneficial
         Owner and Number of             Number of
           Persons in Group             Units Owned  Percent
           ----------------             -----------  -------

Lawrence S. Adelson                            ---      ---%
Robert S. Davis                                ---      ---%
Edwin Jacobson (ii)                        138,000      6.4%
Gordon H. Newman                               ---      ---%
John R. Torell III                             ---      ---%
Ezra K. Zilkha (iii)                        97,000      4.5%
All directors and executive officers
as a group (7 persons)                     235,000     10.9%

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

Item 13.  Certain Relationships and Related Transactions

CMC has a management agreement with HTI, pursuant to which CMC is required to pay HTI an annual management fee in the amount of $425,000. On December 31, 1996, CMC paid HTI $1,180,400 related to previously accrued management fees including $107,400 for interest related to the past due amounts. In February 1998, CMC paid HTI the $425,000 1997 deferred management fee. $142,000 of the 1998 management fee has been paid.

Under a management services agreement, HTI reimbursed Heartland for reasonable and necessary costs and expenses for services totaling $322,000 for the year ended December 31, 1998, $228,000 for 1997, and $180,000 for 1996. HTI owes CMC
$442,000 as of December 31, 1998, related to these expenses.

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


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this report:

1.  Financial statements
    --------------------

The financial statements of Heartland Partners, L.P. are included in Part II,
Item 8:

REPORT OF INDEPENDENT AUDITORS..........................  14

CONSOLIDATED BALANCE SHEETS
 December 31, 1998 and 1997.............................  15

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
 For the Years Ended December 31, 1998, 1997, and 1996..  16

CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Years Ended December 31, 1998, 1997 and 1996...  17

CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Years Ended December 31, 1998, 1997, and 1996..  18

Notes to Consolidated Financial Statements..............  19

2.  Financial statement schedules
    -----------------------------

VALUATION AND QUALIFYING ACCOUNTS.......................  32

REAL ESTATE AND ACCUMULATED DEPRECIATION................  33

Attachment A to Schedule III............................  34

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

10.2 Management Agreement, dated as of June 27, 1990, by and among Chicago Milwaukee Corporation, Heartland Partaners, L.P. and CMC Heartland Partners, incorporated by reference to Exhibit 10.2 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1990.

10.3 Amended and Restated Partnership Agreement of CMC Heartland Partners, dated as of June 27, 1990, between Heartland Partners, L.P. and Milwaukee Land Company, incorporated by reference to Exhibit 10.3 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1990.

10.4 Employment Agreement, dated July 1, 1990, by and between Edwin Jacobson and CMC Heartland Partners, incorporated by reference to Exhibit 10.4 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1990.*

10.5 First Amendment to Employment Agreement, dated July 1, 1993, by and between Edwin Jacobson and CMC Heartland Partners incorporated by reference to Exhibit 10.5 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1994.*

10.6 Second Amendment to Employment Agreement, dated as of July 1, 1995, between CMC Heartland Partners and Edwin Jacobson, incorporated by reference to Exhibit 10.6 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.*

10.7 Employment Agreement, dated July 2, 1995, between CMC Heartland Partners and Edwin Jacobson, incorporated by reference to Exhibit 10.7 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.*

10.8 First Amendment to Employment Agreement, dated as of January 2, 1998, between CMC Heartland Partners and Edwin Jacobson, incorporated by reference to Exhibit 10.8 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.9 Loan and Security Agreement dated March 15, 1996, between CMC Heartland Partners and LaSalle National Bank, incorporated by reference to
         Exhibit 10.1 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.10 Amendment to Loan and Security Agreement dated May 14, 1997, by and between CMC Heartland Partners and LaSalle National Bank, incorporated by reference to Exhibit 10.2 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.11 Amended and Restated Loan Security Agreement dated June 30, 1998 among CMC Heartland Partners, L.P. and LaSalle National Bank, incorporated by reference to Exhibit 10.3 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.12 Option, Management and Marketing Agreement dated September 9, 1998 between CMC Heartland Partners VII, LLC and Longleaf Associates Limited Partnership, incorporated by reference to Exhibit 10.4 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.13 Settlement Agreement by and between the Port of Tacoma, CMC Real Estate Corporation, Chicago Milwaukee Corporation, CMC Heartland Partners, and Heartland Partners L.P. effective October 1, 1998, incorporated by reference to Exhibit 10.5 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.14 Amendment to Amended and Restated Loan and Security Agreement dated October 23, 1998 among CMC Heartland Partners and LaSalle National Bank, incorporated by reference to Exhibit 10.6 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.15 Loan Agreement, between CMC Heartland Partners I, Limited Partnership, a Delaware limited partnership, as Borrower and Bank One, Illinois, NA, a national banking association, as Lender dated November 30, 1998 (filed herewith).

21       Subsidiaries of Heartland Partners, L.P (filed herewith).

27       Financial Data Schedule (filed herewith).

* Management contract required to be filed as an exhibit pursuant to item 14(c).

-----------
     (b)  Reports on Form 8-K
          -------------------

No reports were filed by Heartland with the Securities and Exchange Commission during the last quarter of 1998.

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

                                    HEARTLAND PARTNERS, L.P.
                                    ------------------------
                                    (Registrant)

                                    By /s/ Edwin Jacobson
                                    ---------------------
                                    Edwin Jacobson
                                    President and Chief
                                    Executive Officer of
                                    Heartland Technology, Inc.,
                                    General Partner
                                    (Principal Executive Officer)

                                    By /s/Richard P. Brandstatter
                                    -----------------------------
                                    Richard P. Brandstatter
                                    Vice President-Finance,
                                    Treasurer and
                                    Secretary of Heartland Technology,
                                    Inc., General Partner (Principal
                                    Financial and Accounting Officer)

Date: March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

          /s/ Robert S. Davis                          /s/ Edwin Jacobson
          -------------------                          ------------------
              Robert S. Davis                              Edwin Jacobson
(Director of Heartland Technology, Inc.)    (Director of Heartland Technology, Inc.)
              March 31, 1999                               March 31, 1999

          /s/ Gordon H. Newman                         /s/ Ezra K. Zilkha
         ---------------------                         ------------------
              Gordon H. Newman                             Ezra K. Zilkha
(Director of Heartland Technology, Inc.)    (Director of Heartland Technology, Inc.)
             March 31, 1999                                March 31, 1999

         /s/ John R. Torell III
         ----------------------
           John R. Torell III
(Director of Heartland Technology, Inc.)
             March 31, 1999

                           HEARTLAND PARTNERS, L.P.

                               INDEX TO EXHIBITS

Exhibit
Number     Description                                                                                Page Number
---------  -----------                                                                               -----------

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



Exhibit
Number     Description                                                                         Page Number
------     -----------                                                                         -----------
10.7       Employment Agreement, dated July 2, 1995, between CMC Heartland
           Partners and Edwin Jacobson, incorporated by reference to Exhibit 10.7 to Heartland's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1995.

10.8       First Amendment to Employment Agreement, dated as of January 2, 1998 between CMC Heartland Partners and Edwin Jacobson, incorporated by reference to
           Exhibit 10.8 to Heartland's Annual Report on Form 10-K for the year ended December
           31, 1997.

10.9       Loan and Security Agreement dated March 15, 1996, between CMC Heartland
           Partners and LaSalle National Bank, incorporated by reference to Exhibit 10.1 to
           Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.10      Amendment to Loan and Security Agreement dated May 14, 1997, by and between
           CMC Heartland Partners and LaSalle National Bank, incorporated by reference to
           Exhibit 10.2 to Heartland's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1998.

10.11      Amended and Restated Loan Security Agreement dated June 30, 1998 among CMC
           Heartland Partners, L.P. and LaSalle National Bank, incorporated by reference to
           Exhibit 10.3 to Heartland's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1998.

10.12 Option, Management and Marketing Agreement dated September 9, 1998 between CMC Heartland Partners VII, LLC and Longleaf Associates
           Limited Partnership, incorporated by reference to Exhibit 10.4 to Heartland's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1998.

10.13      Settlement Agreement by and between the Port of Tacoma, CMC Real Estate
           Corporation, Chicago Milwaukee Corporation, CMC Heartland Partners, and
           Heartland Partners L.P. effective October 1, 1998, incorporated by reference to Exhibit
           10.5 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September
           30, 1998.

10.14      Amendment to Amended and Restated Loan and Security Agreement dated October
           23, 1998 among CMC Heartland Partners and LaSalle National Bank, incorporated by reference to Exhibit 10.6 to Heartland's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1998.

10.15      Loan Agreement, between CMC Heartland Partners I, Limited Partnership, a Delaware
           limited partnership, as Borrower and Bank One, Illinois, NA, a national banking association, as Lender dated November 30, 1998 (filed herewith).

21         Subsidiaries of Heartland Partners, L.P. (filed herewith).

27         Financial Data Schedule (filed herewith).