Form 10-Q
period 1999-03-31
HEARTLAND PARTNERS L P
filed 1999-05-17
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)
[X]
     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    March 31, 1999
                                    -------------------

                                      OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ____________

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

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 1999


                                     INDEX

PART I. FINANCIAL INFORMATION

 Item 1   Financial Statements

             Condensed Consolidated Balance Sheets......................................................    3

             Condensed Consolidated Statements of Operations............................................    4

             Consolidated Statements of Cash Flows......................................................    5

             Notes to Consolidated Financial Statements.................................................    6

 Item 2   Management's Discussion and Analysis of Financial Condition and Results
          of Operation..................................................................................   11

 Item 3   Quantitative and Qualitative Disclosure About Market Risk.....................................   19

PART II. OTHER INFORMATION

 Item 1   Legal Proceedings and Contingencies...........................................................   19

 Item 6   Exhibits and Reports on Form 8-K..............................................................   22

             Signatures.................................................................................   23

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           HEARTLAND PARTNERS, L. P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998
                            (dollars in thousands)
                                  (Unaudited)

                                                              MARCH 31,  DECEMBER 31,
                                                                1999         1998
                                                              ---------  ------------
ASSETS:
Cash........................................................  $     109  $      1,115
Restricted cash.............................................      2,723         2,564
Marketable securities (at market)...........................        150           149
Accounts receivable (net)...................................        526           353
Due from affiliate..........................................        821           442
Prepaid and other assets....................................        502           278
Investment in joint venture.................................        278           278
                                                              ---------  ------------
   Total....................................................      5,109         5,179
                                                              ---------  ------------

Property:
Buildings and other.........................................      2,499         2,231
   Less Accumulated depreciation............................        965           931
                                                              ---------  ------------
Net buildings and other.....................................      1,534         1,300
Land held for sale..........................................        923           930
Housing Inventories.........................................     16,455        13,978
Land held for development...................................      6,212         6,212
Capitalized predevelopment costs............................      6,080         5,632
                                                              ---------  ------------
   Net properties...........................................     31,204        28,052
                                                              ---------  ------------
     TOTAL ASSETS...........................................  $  36,313  $     33,231
                                                              =========  ============
LIABILITIES:
Notes payable...............................................  $  17,594  $     13,492
Accounts payable and accrued expenses.......................      2,325         2,636
Management fee due affiliate................................        390           283
Accrued real estate taxes...................................      1,009         1,075
Allowance for claims and liabilities........................      2,618         2,762
Unearned rents and deferred income..........................      1,830         1,862
Other liabilities...........................................      1,985         1,712
                                                              ---------  ------------
   TOTAL LIABILITIES........................................     27,751        23,822
                                                              ---------  ------------
PARTNERS' CAPITAL:
General Partner.............................................         --            --
Class A Limited Partners - 2,142  units authorized, issued
 and outstanding............................................         --            --

Class B Limited Partner.....................................      8,562         9,409
                                                              ---------  ------------
   TOTAL PARTNERS' CAPITAL..................................      8,562         9,409
                                                              ---------  ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL.....................  $  36,313  $     33,231
                                                              =========  ============

    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE QUARTERS ENDED
                       MARCH 31, 1999 AND MARCH 31, 1998
                  (dollars in thousands except per unit data)
                                  (Unaudited)


                                                  QUARTER ENDED
                                                     MARCH 31,
                                              1999           1998
                                             ------         -------
     REVENUES:
     --------
Property sales............................   $2,042         $ 1,265
Less:  Cost of property sales.............    1,945           1,433
                                             ------         -------
    Gross profit (loss) on property sales.       97            (168)
Portfolio income..........................       18              10
Rental income.............................      248             217
Other revenue.............................      257              34
                                             ------         -------
     TOTAL NET REVENUES...................      620              93
                                             ------         -------

     OPERATING EXPENSES:
     ------------------
Selling expenses..........................      620             894
Real Estate Taxes.........................       60             147
General and administrative expenses.......      647             769
Depreciation and amortization.............       34              28
Management fee............................      106             106
                                             ------         -------
     TOTAL EXPENSES.......................    1,467           1,944
                                             ------         -------

     NET LOSS.............................   $ (847)        $(1,851)
                                             ======         =======

    NET (LOSS) ALLOCATED
     TO GENERAL PARTNER...................   $   --         $   (19)
                                             ======         =======

    NET (LOSS) ALLOCATED TO
       CLASS B LIMITED PARTNER............   $ (847)        $    (9)
                                             ======         =======

    NET (LOSS) ALLOCATED TO
       CLASS A LIMITED PARTNERS...........   $   --         $(1,823)
                                             ======         =======

    NET (LOSS) PER CLASS A
       LIMITED PARTNERSHIP UNIT...........   $   --         $  (.85)
                                             ======         =======

    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L. P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (dollars in thousands)
                                  (Unaudited)

                                                                                  1999      1998
                                                                                -------   --------
Cash Flow from Operating Activities:
-----------------------------------
Net (loss)....................................................................  $  (847)   $(1,851)
Adjustments reconciling net (loss) to net cash used in operating activities:
Depreciation..................................................................       34         28
Net change in allowance for claims and liabilities............................     (144)       (51)
Net change in assets and liabilities:
   (Increase) in accounts and accrued interest receivable.....................     (168)       (57)
   Decrease (increase) in housing inventories, net............................   (2,477)       165
   Decrease in land held for sale.............................................        7         --
   Decrease in land held for development......................................       --         81
   (Increase) in capitalized development costs................................     (448)      (260)
   (Decrease) in accounts payable and accrued liabilities.....................     (311)      (219)
   Increase in management fee due affiliate...................................      107        106
   Net change in other assets and liabilities.................................     (435)       256
                                                                                -------    -------
   Net cash used in Operating Activities......................................   (4,682)    (1,802)
                                                                                -------    -------

Cash Flow (used in)from Investing Activities:
--------------------------------------------
Additions to buildings and other..............................................     (268)       (21)
Net sales and maturities of marketable securities.............................        1          1
                                                                                -------    -------
Net cash used in investing activities.........................................     (267)       (20)
                                                                                -------    -------

Cash Flow from Financing Activities:
-----------------------------------
Advances on notes payable, net................................................    4,102      2,144
Increase in restricted cash...................................................     (159)      (170)
Distribution paid to unitholders..............................................       --     (1,631)
                                                                                -------    -------
Net cash provided by financing activities.....................................    3,943        343
                                                                                -------    -------
Decrease in cash..............................................................   (1,006)    (1,479)
Cash at beginning of the period...............................................    1,115      1,890
                                                                                -------    -------
Cash at end of the period.....................................................  $   109    $   411
                                                                                =======    =======

    See  accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                March 31, 1999

These unaudited Consolidated Financial Statements of Heartland Partners, L.P., a Delaware Limited Partnership, and its subsidiaries (collectively, "Heartland" or the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K (the "1998 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 1998 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect in the opinion of management all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

1. Summary of Significant Accounting Policies

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

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

Revenues from housing and land sales are recognized in the period which title passes and cash is received.

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

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 1999


segments. The adoption of Statement No. 131 did not affect Heartland's results of operations or financial position.

The Company has two primary reportable business segments, which consist of land sales and property development (See Note 6 to the Consolidated Financial Statements).

Property
--------

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

Housing inventories consisted of the following at March 31, 1999 (amounts in thousands):

             Land under development.......................     $ 6,037

             Direct construction costs....................       5,339

             Capitalized project costs....................       5,079
                                                               -------

                                                               $16,455
                                                               =======


2.  Contingencies

At March 31, 1999, Heartland's allowance for claims and liabilities was approximately $ 2.6 million of which $0.4 million was for the resolution of non-environmental claims and $2.2 million was for environmental matters.
Significant legal proceedings and contingencies are discussed in the 1998 Form 10-K.

3.  Restricted Cash

The total restricted cash at March 31, 1999 and 1998 was $2,723,000 and $894,000, respectively. Restricted cash increased $159,000 from December 31, 1998 to March 31, 1999. This increase was additional earnest money deposited on sold units.

4.  Notes Payable

Heartland has a line of credit agreement in the amount of $8.5 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, Illinois which had a carrying value of $5,560,000 and $6,625,000 as of March 31, 1999, and 1998 respectively. Also, pursuant to the line of credit agreement, CMC has pledged cash in the amount of $850,000 as an interest reserve. The maturity date of the line of credit is April 30, 1999. Advances against the line of

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 1999


credit bear interest at the prime rate of LNB plus 1.0% (8.75% at March 31, 1999). At March 31, 1999, and 1998, $7,721,000 and $4,451,000 respectively, had been advanced to the Company by LNB against the line of credit. The Company is currently in negotiations with LNB to extend the maturity of the loan, modify certain existing financial covenants, and increase the amount of the credit facility. While the Company has no reason to believe that the extension, modification of terms and increased capacity of the credit facility will not be granted, there can be no assurance that the contemplated transaction will be approved by LNB. No adjustments related to this uncertainty have been made in the accompanying financial statements.

As of March 31, 1999, CMCV has a revolving line of credit agreement in the amount of $3 million with NationsBank ("NB") to acquire lots and construct houses in the Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMC granted a first mortgage to NB on specific lots in said subdivision with a carrying value of $4,254,000 and $3,789,000 at March 31, 1999, and 1998,
respectively. The maturity date of the revolving line of credit agreement is June 30, 1999. The line of credit bears interest at the prime rate of NB plus 1% (8.75% at March 31, 1999). At maturity, all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will be extended for a period of six months to allow for completion of homes then under construction, but no new construction will be commenced. NB had advanced $2,179,000 and $1,343,000 at March 31, 1999, and 1998, respectively against the revolving line of credit facility.

In December 1998, the Company signed a commitment letter for $3,000,000 with NB to construct homes in the Longleaf community. NB makes individual loans on each home at the time construction begins. The third party developer subordinates its lot to NB's construction loan. As of March 31, 1999, the Company had outstanding balances on 6 term loans totaling $564,000. The carrying value of the related inventory at March 31, 1999, totaled $729,000. The term of each loan is one year and bears interest at the NB prime rate plus 1% (8.75% at March 31, 1999).

On November 30, 1998, Heartland executed an agreement for a $2,500,000 loan with Bank One relating to the Bloomfield project. The two year loan bears interest at the prime rate (7.75% at March 31, 1999). $500,000 of the loan was placed in an interest reserve. In addition, Bank One is providing a $1,750,000 development loan, a letter of credit for $179,000 to the City of Rosemount and a $4,000,000 revolving credit line for the construction of homes; these credit facilities were executed on February 1, 1999. The loans bear interest at the prime rate (7.75% at March 31, 1999). The loans mature on January 31, 2001 and January 31, 2000, respectively. At March 31, 1999, $262,000 had been advanced against the development loan and $249,000 against the revolving line of credit. The three loans are collateralized by land and inventory with a carry value of $3,468,000.

On January 6, 1999, the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A. The loan bears interest at the prime rate plus one percent(8.75% at March 31, 1999). This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a Construction Contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. At March 31, 1999, $4,119,000 had been advanced against the loan.

5.  Related Party Transactions

Heartland has a management agreement with Heartland Technology, Inc. ("HTI") pursuant to which the Company is required to pay HTI an annual management fee in the amount of $425,000. At March 31,

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 1999


1999, the management fee accrued and unpaid was approximately $390,000. This was an increase of $107,000 from December 31, 1998.

Under a management services agreement, HTI reimburses the Company for reasonable and necessary costs and expenses for services. At March 31, 1999, HTI owed Heartland approximately $821,000. This was an increase of $379,000 from December 31, 1998.

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 1999


6. REPORTABLE SEGMENTS

The following tables set forth the reconciliation of net income and total assets for Heartland's reportable segments for the quarters ended March 31, 1999 and 1998 (See Note 1 to the Consolidated Financial Statements).

                                                                Property
      (amounts in thousands)            Land Sales(1)         Development (2)            Corporate (3)           Consolidated
---------------------------------    ------------------       ------------------       ----------------        -------------------

                                       Quarter Ended           Quarter Ended            Quarter Ended           Quarter Ended
                                         March 31,                March 31,                March 31,              March 31,
                                      1999      1998           1999       1998         1999        1998         1999      1998
                                     ------    ------         -------   --------       ------    ------        -------    --------
Revenues:
---------
Property sales                       $   37    $   37         $ 2,005   $  1,228       $    0    $    0        $ 2,042    $  1,265
Less: cost of property sales .....        7         0           1,938      1,433            0         0          1,945       1,433
                                     ------    ------         -------   --------       ------    ------        -------    --------
  Gross profit on property sales .       30        37              67       (205)           0         0             97        (168)
Rental income.....................      248       217               0          0            0         0            248         217
Portfolio income..................        0         0               0          0           18        10             18          10
Miscellaneous income..............        0         0             257         34            0                      257          34
                                     ------    ------         -------   --------       ------    ------        -------    --------

  Total Net Revenues..............      278       254             324       (171)          18        10            620          93
                                     ------    ------         -------   --------       ------    ------        -------    --------

Expenses:
---------
Selling...........................      255       202             365        692            0         0            620         894
Real estate taxes.................       30       147              30          0            0         0             60         147
General and Administrative........        0         0             149        285          468       441            617         726
Environmental Expense.............        0         0              30         43            0         0             30          43
Management fee....................        0         0               0          0          106       106            106         106
Depreciation and amortization.....        0         0              22         21           12         7             34          28
                                     ------    ------         -------   --------       ------    ------        -------    --------

  Total Expenses..................      285       349             596      1,041          586       554          1,467       1,944
                                     ------    ------         -------   --------       ------    ------        -------    --------

  Net Income (Loss)...............   $   (7)    $ (95)         $ (272)  $ (1,212)      $ (568)   $ (544)       $  (847)   $ (1,851)
                                     ======    ======         =======   ========       ======    ======        =======    ========

  Properties, net of accumulated     $  930    $1,170         $29,467   $ 21,379       $  807    $  654        $31,204    $ 23,203
  depreciation....................   ======    ======         =======   ========       ======    ======        =======    ========


  Total assets....................   $1,456    $1,478         $31,951   $ 22,445       $2,906    $1,675        $36,313    $ 25,598
                                     ======    ======         =======   ========       ======    ======        =======    ========

1. The Land Sales reportable business segment consists of the approximately 15,644 acres of land located throughout 12 states for sale as of March 31, 1999. The related sales and marketing expenses are also reported in this segment.

2. The Property Development reportable business segment consists of the approximately 913 acres representing 15 sites that Heartland is in the process of developing or homebuilding communities in which Heartland is currently acquiring finished lots, selling and building homes. The related selling and operating expenses are also reported for this business segment.

3. The Corporate level expenses consist of portfolio income from investments, salaries and general and administrative expenses for the employees and occupied office space in Chicago, Illinois.

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Condition and Results of Operation section, and elsewhere in this Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and Analysis of Condition and Results of Operations section, and elsewhere in this Form 10-Q. The Company's actual future results, performance or achievement of results and the value of your stock, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statement in these documents. The Company claims the protections of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from proceeds of property sales and rental income. Cash and marketable securities at amortized cost were $2,982,000 (including $2,723,000 of restricted cash) at March 31, 1999, and $3,828,000 (including $2,564,000 of restricted cash) at December 31, 1998. The decrease of $846,000 from December 31, 1998 to March 31, 1999, is mainly attributable to capital expenditures for land development and construction costs (see Consolidated Statement of Cash Flows).

Cash flow used for operations was $4,682,000 in the first quarter of 1999, compared to $1,802,000 used in operations in the first quarter of 1998. The increase in cash used in operations between the years of $2,880,000 is mainly attributable to capital expenditures of $2,925,000 for housing inventories and capitalized development costs in the first quarter of 1999.

At the quarter ending March 31, 1999, property designated for development consisted of 15 sites comprising approximately 913 acres. The book value of this land is $10.7 million or an average of $11,700 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell them. Heartland's objective for these properties is to maximize unitholder value over a period of years.

Heartland has a 3.88 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 dwelling units was received in 1997. The construction on the first phase of the project started on October 1, 1998. Phase I consists of 163 units in a Tower Building, 24 units in a Plaza Building and 6 Townhomes. As of March 31, 1999, the Company has executed sale contracts on 77 Tower units, 5 Plaza units and 3 Townhomes. The first closings are expected to occur in the first quarter of the year 2000.

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 1999

In addition to the 3.88 acre site, the Company owns approximately 11 acres of land and 4 acres of air rights adjacent to Kinzie Station. This acreage is currently zoned for industrial and manufacturing uses.

On January 6, 1999, the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A. The loan bears interest at the prime rate plus one percent. This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a Construction Contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. As of March 31, 1999, $4,119,000 has been advanced against the loan.

Included in the aforementioned 913 acres are approximately 15 acres consisting of 45 lots purchased for $1.6 million, or an average of $35,500 per lot at Osprey Cove in St. Marys, GA. The 45 lots consist of 3 completed models, 2 unsold homes under construction, 8 sold homes under construction, 3 units sold not under construction and 29 lots owned. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities which includes a recreational complex, lakes, a boat dock and a boat launch.

At March 31, 1999, there were 13 homes under contract, 8 of which are under construction at Osprey Cove. As of March 31, 1999, 22 contracts have closed; 7 in the first quarter of 1999, 13 in 1998 and 2 in 1997.

In addition to selling its own units, CMC also sells homes and lots for the developer of Osprey Cove, and Osprey Cove homeowners. For the quarter ended March 31, 1999, CMC sold 1 home for these owners.

As of March 31, 1999, CMCV has a revolving line of credit agreement in the amount of $3,000,000 with NB for Osprey Cove that matures on June 30, 1999. The line of credit with NB bears interest at the prime rate of NB plus 1% (8.75% at March 31, 1999). At maturity, all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will be extended for a period of six months to allow for completion of homes then under construction, but no new construction will be commenced. At March 31, 1999, $2,179,000 has been advanced by NB against the revolving line of credit.

The Company is the exclusive homebuilder and sales agent for the Longleaf Country Club in Southern Pines, North Carolina. CMC will sell and build 244 homes on lots currently owned by Longleaf Associates Limited Partnership, an affiliate of General Investment & Development.

As of March 31, 1999, there were 9 homes under contract at Longleaf. There are 6 homes under construction at March 31, 1999, of which two are models, three are under contract and one is unsold. The Company closed two contracts in the first quarter of 1999.

When the Company assumed day to day operations of Longleaf in April 1998, there were a number of units under construction which were owned by the developer, as well as resale units, on the market. As of March 31, 1999, the Company has sold a total of 14 units and 2 lots for these owners.

                            HEARTLAND PARTNERS,L.P.
                                March 31, 1999

In December 1998 the Company signed a commitment letter for $3,000,000 with NB to construct homes in the Longleaf community. NB makes individual loans on each home as it is started. The developer subordinates its lot to NB's construction loan. The term of each loan is one year and bears interest at the NB prime rate plus 1% (8.75% at March 31, 1999). At March 31, 1999, $564,000 had been advanced by NB to the Company.

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

In Rosemount, unlike most areas in the country, the City is responsible for constructing the infrastructure improvements. It receives reimbursement for its costs by real estate tax assessments. The City of Rosemount is approximately eighty percent (80%) complete with the Phase I infrastructure and anticipates completion by June 1, 1999. Phase I consists of 120 townhomes, 27 single family homes and 10 twinhomes. At March 31, 1999, two model and four spec townhomes are currently under construction. Also, a single family model home is under construction. The Grand Opening of the models are planned for the spring of 1999. Phase II of Bloomfield has site plan approval from the City of Rosemount for the construction of 20 twinhomes and 97 single family homes.

On November 30, 1998, Heartland executed an agreement for a $2,500,000 land loan with Bank One relating to the Bloomfield project. The loan bears interest at the prime rate(7.75% at March 31, 1999), $500,000 of the loan was placed in an interest reserve (certificate of deposit). Also, Bank One is providing a $1,750,000 land development loan, a letter of credit for $179,000 to the City of Rosemount and a $4,000,000 revolving credit line for the construction of homes pursuant to final documents which were signed on February 1, 1999. At March 31, 1999, $262,000 had been advanced against the land development loan and $249,000 against the revolving line of credit. The Company believes that no additional financing will be needed for Phase I of the Rosemount community.

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of March 31, 1999, the buildings had been built and leases had been signed for approximately 260,000 of the 265,000 square feet.

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

                            HEARTLAND PARTNERS,L.P.
                                March 31, 1999

The Company owns Kilbourn Station , a three story, 60,000 square foot office building and railroad depot in Milwaukee, Wisconsin. Amtrak provides interstate passenger rail service using the station. The Company has worked with the State of Wisconsin, the Wisconsin Congressional Delegation and the Milwaukee County Transit Company (which provides local bus service) on plans to improve Kilbourn Station. The plans enhance the linkage of the building to Milwaukee's new "Midwest Express" convention center and to planned local bus routes as well as updating the design of its interior space. The State has authorized the expenditure of approximately $2 million in state funds and the federal government has authorized approximately $2 million of federal funds for the improvement of the facility. The Company expects to begin work on this project in 1999.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Property Sales and Leasing Activities

Heartland's current inventory of land held for sale consists of 15,644 acres located throughout 12 states. The book value of this inventory is approximately
$923,000.   The majority of the land is former railroad rights-of-way, long, narrow strips of land that vary between 50-200 feet wide. Some of Heartland's sites located in small rural communities or outlying mid-cities are leased to third parties for agricultural, industrial, retail and residential use. These properties may be improved with the lessee's structures and include grain elevators, storage sheds, parking lots and small retail service facilities.

The sale, management and leasing of the Company's non-development real estate inventory is conducted by Heartland's Sales and Property Management Department. The volume of Company's sales has slowed over the last five years due to the less desirable characteristics of the remaining properties. The Company anticipates that the sale of its remaining parcels may take beyond the year 2001.

The Company has a current active lease portfolio of 188 leases. Less than 1% of its total acreage is leased. The number of leases declines each year as sales of properties are made to existing lessees. The majority of the leases provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes, maintain insurance and maintain the condition of the property. The majority of the leases are cancelable by either party upon thirty to sixty days notice. Heartland's ability to terminate or modify certain of its leases is restricted by applicable law and regulations.

The Company performs annual reviews on major properties to determine that the capitalized cost of development properties does not exceed the current fair value without regard to the property's expected net realizable value from development. If the capitalized cost of any property exceeds the current fair value, then a loss is recognized and the capitalized cost is reduced in accordance with FAS 121. No loss is included in the statement of operations for the quarters ended March 31, 1999, and 1998.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has

                            HEARTLAND PARTNERS,L.P.
                                 March 31,1999

recorded a liability in the amount of $2.2 million at March 31, 1999 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

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

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. The Company has a line of credit with LNB in the amount of $8.5 million. Cash in the amount of $850,000 is pledged as an interest reserve. The line of credit matures April 30, 1999. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (8.75% at March 31, 1999). At March 31, 1999, $7,721,000 had been advanced to the Company by LNB against the line of credit. The Company is currently in negotiations with LNB to extend the maturity of the loan, modify certain existing financial covenants, and increase the amount of the credit facility. While the Company has no reason to believe that the extension, modification of terms and increased capacity of the credit facility will not be granted, there can be no assurance that the contemplated transaction will be approved by LNB.

Results of Operations

For the quarter ended March 31, 1999, operations resulted in a net loss of $847,000 or $0 per Class A Unit. Operations for the quarter ended March 31, 1998, resulted in a net loss of $1,851,000 or $0.85 per Class A Unit.

The decrease in the net loss for the first quarter of 1999 compared to 1998 of $1,004,000 is due to selling expenses decreasing $274,000, general and administrative expenses decreasing to $122,000, a decrease

                            HEARTLAND PARTNERS,L.P.
                                 March 31,1999

in real estate taxes of $87,000 and an increase in net revenues of $527,000 due to improved gross profit on property sales and the receipt of a reimbursement of $190,000 for prior year environmental expenses.

Heartland has approximately 188 active leases on its real estate properties, which generated $248,000 and $217,000 of revenue for the first quarter of 1999 and 1998, respectively. The first quarter 1999 rental income is not significantly greater than the first quarter of 1998.

Total expenses were $1,467,000 and $1,944,000 for the periods ending March 31, 1999 and 1998, respectively. The decrease of $477,000 is primarily due to decreased selling expense of $274,000, decreased general and administrative expenses of $122,000 and a decrease in real estate taxes of $87,000.

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

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of March 31, 1999, Heartland's total consolidated indebtedness was $17,594,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

                            HEARTLAND PARTNERS,L.P.
                                 March 31,1999

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at March 31, 1999, is $17,594,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate plus 0.00% to 1.00%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $44,000.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

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

                            HEARTLAND PARTNERS,L.P.
                                 March 31,1999

For its information technology exposures, to date the Company is substantially complete on the remediation phase and we expect to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced for a system, we will begin testing and implementation. These phases run concurrently for different systems. We have begun the testing and implementation of our remediated systems. The testing phase for all significant systems is completed, with all remediated systems fully tested and expected to be implemented by June 30, 1999, with 100% completion targeted for September 30, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of the equipment have not yet provided the necessary remediation programming. Therefore, we are only 50% complete in the remediation phase of our operating equipment. Testing of this equipment is more difficult than the testing of the information technology systems; as a result, the Company has recently started with the testing of its remediated operating equipment. Once testing is satisfactorily completed, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by June 30, 1999. Testing and implementation of affected equipment is expected to be completed by September 30, 1999.

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

We will utilize both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $200,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $185,000 ($25,000 expensed and $160,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, none of the remaining $15,000 relates to repair of hardware and software and will be expensed as incurred.

We believe that we have an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, we have not yet completed all necessary phases of the Year 2000 program. If we do not complete any additional phases, the Company would be unable to take customer orders, manufacture products, finance construction or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issued could also materially affect the Company. The Company could be subject to litigation for computer system product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost reserve cannot be reasonably estimated at this time.

We have began to formulate our contingency plans if we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in June 1999 and determine whether additional planning or implementation is necessary. If we are unable to successfully implement any of the four

                            HEARTLAND PARTNERS,L.P.
                                 March 31,1999

phases of our Year 2000 plan and we do not develop a contingency plan to address such problems, or if Year 2000 issues negatively affect our suppliers, our customers or the economy generally, our business or financial results may be materially affected.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of
Operations: Economic and Other Conditions Generally, Access to Financing and Interest Rate Sensitivity.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings and Contingencies

At March 31, 1999, Heartland's allowance for claims and liabilities was approximately $2.6 million. During the quarter ended March 31, 1999, a reduction of approximately $150,000 in the provision was recorded in respect to environmental matters. Material legal matters are discussed below.

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

On October 1, 1998, the Company entered into a Settlement Agreement with the Port in which the Port released all claims and the Company agreed to either pay $1.1 million or to convey real property to be

                            HEARTLAND PARTNERS,L.P.
                                 March 31,1999

agreed upon between the parties at a later date. At March 31, 1999, Heartland's allowance for claims and liabilities for this site was $1,100,000.

The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

Wheeler Pit, Janesville, Wisconsin
----------------------------------

In November 1995 the Company settled a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997.

Miscellaneous Environmental Matters
-----------------------------------

Under environmental laws, liability for hazardous substance contamination is imposed on the current owners and operators of the contaminated site, as well as the owner or the operator of the site at the time the hazardous substance were disposed or otherwise released. In most cases, this liability is imposed without regard to fault. Currently, the Company has known environmental liabilities associated with certain of its properties arising out of the activities of its predecessor or certain of its predecessor's lessees and may have further material environmental liabilities as yet unknown. The majority of the Company's known environmental liabilities stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad or in operations conducted by its predecessor's lessees. The following is a summary of material known environmental matters, in addition to those described above.

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Company's predecessors. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with DEQ in April 1997. While DEQ has not formally changed its position, DEQ has not elected to file suit. Management is not able to express an opinion at this time whether the cost of the defense of this liability or the environmental exposure in the event of the Company's liability will or will not be material.

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

In December 1989, the Minnesota Pollution Control Agency ("MPCA") added a site which includes the Company's Pig's Eye Yard site in St. Paul, Minnesota to its Permanent List of Priorities based on

                            HEARTLAND PARTNERS,L.P.
                                 March 31,1999

historical records and an initial investigation of soil and groundwater conditions adjacent to Pig's Eye Yard. Portions of this site had been leased to the City of St. Paul for a landfill and to the Metropolitan Waste Control Commission for disposal of incinerator ash. The site, which includes portions of the adjacent municipal waste water treatment plant, was placed on the Superfund Accelerated Clean Up Model list in 1993. No potentially responsible parties ("PRPs") have been formally named at this site. The Company has reached an agreement to sell its interest in this property to the city of St. Paul for $630,000. This sale closed April 30, 1999.

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

                            HEARTLAND PARTNERS,L.P.
                                 March 31,1999

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

               Exhibit No.  Description
               -----------  ------------------------------------------------------------------
                  10.16     Construction Loan Agreement dated January 6, 1999 between CMC
                            Heartland Partners III, LLC and Corus Bank, N.A. (filed herewith)

                  10.17     The First Amendment of Mortgage and Other Loan Documents dated
                            February 1, 1999 between CMC Heartland Partners I, Limited
                            Partnership and Bank One, Illinois, NA (filed herewith)

                   27       Financial Data Schedule (filed herewith)


(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended March 31, 1999.

                            HEARTLAND PARTNERS,L.P.
                                 March 31,1999

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           HEARTLAND PARTNERS,L.P.
                                                 (Registrant)

    Date:  May 17, 1999                 BY:     /s/ Edwin Jacobson
                                           ---------------------------------
                                                  Edwin Jacobson
                                         President and Chief Executive Officer
                                              Heartland Technology, Inc.
                                                 the General Partner





    Date:  May 17, 1999                 BY:  /s/ Richard P. Brandstatter
                                           ---------------------------------

                                                Richard P. Brandstatter
                                          Vice-President-Finance, Secretary
                                                   and Treasurer of
                                              Heartland Technology, Inc.
                                                 the General Partner

                            HEARTLAND PARTNERS,L.P.
                                 March 31,1999


                                 EXHIBIT INDEX
                                 -------------

Exhibit No.            Description
-----------            -------------------------------------------------------------------------
   10.16               Construction Loan Agreement dated January 6, 1999 between CMC
                       Heartland Partners III, LLC and Corus Bank, N.A. (filed herewith)

   10.17               The First Amendment of Mortgage and Other Loan Documents dated
                       February 1, 1999 between CMC Heartland Partners I, Limited Partnership and Bank One, Illinois, NA (filed herewith)

    27                 Financial Data Schedule (filed herewith)