Form 10-Q
period 1999-06-30
HEARTLAND PARTNERS L P
filed 1999-08-16
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended      June 30, 1999
                                    ------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________  to ________________________

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



________________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No _____
                                -----

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999



                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1      Financial Statements

                Condensed Consolidated Balance Sheets....................   3

                Condensed Consolidated Statements of Operations..........   4

                Consolidated Statements of Cash Flows....................   5

                Notes to Consolidated Financial Statements...............   6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operation.....................................  11

Item 3      Quantitative and Qualitative Disclosure About Market Risk....  19

PART II.  OTHER INFORMATION

Item 1      Legal Proceedings and Contingencies..........................  19

Item 6      Exhibits and Reports on Form 8-K.............................  23

                Signatures...............................................  24

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           HEARTLAND PARTNERS, L. P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                            (dollars in thousands)
                                  (Unaudited)

                                                                June 30,  December 31,
                                                                  1999        1998
                                                                --------  ------------
Assets:
Cash.........................................................    $   251       $ 1,115
Restricted cash..............................................      3,158         2,564
Marketable securities (at market)............................         --           149
Accounts receivable (net)....................................        243           353
Due from affiliate...........................................        327           442
Prepaid and other assets.....................................        377           278
Investment in joint venture..................................        278           278
                                                                 -------       -------
     Total...................................................      4,634         5,179
                                                                 -------       -------

Property:
Buildings and other..........................................      2,543         2,231
     Less Accumulated depreciation...........................      1,000           931
                                                                 -------       -------
Net buildings and other......................................      1,543         1,300
Land held for sale...........................................        841           930
Housing Inventories..........................................     19,839        13,978
Land held for development....................................      6,212         6,212
Capitalized predevelopment costs.............................      6,386         5,632
                                                                 -------       -------
     Net properties..........................................     34,821        28,052
                                                                 -------       -------
   Total assets..............................................    $39,455       $33,231
                                                                 =======       =======

Liabilities:
Notes payable................................................    $21,929       $13,492
Accounts payable and accrued expenses........................      2,675         2,636
Management fee due affiliate.................................         --           283
Accrued real estate taxes....................................      1,015         1,075
Allowance for claims and liabilities.........................      2,778         2,762
Unearned rents and deferred income...........................      1,800         1,862
Other liabilities............................................      2,148         1,712
                                                                 -------       -------
     Total liabilities.......................................     32,345        23,822
                                                                 -------       -------

Partners' Capital:
General Partner..............................................         --            --
Class A Limited Partners - 2,142  units
 authorized, issued and outstanding..........................         --            --

Class B Limited Partner......................................      7,110         9,409
                                                                 -------       -------
     Total partners' capital.................................      7,110         9,409
                                                                 -------       -------
Total liabilities and partners' capital......................    $39,455       $33,231
                                                                 =======       =======

    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L. P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE QUARTERS AND SIX MONTHS ENDED
                        JUNE 30, 1999 AND JUNE 30, 1998
                  (dollars in thousands except per unit data)
                                  (Unaudited)

                                                       Quarter Ended      Six Months Ended
                                                          June 30,           June 30,
                                                     1999        1998     1999       1998
                                                   -------------------   ------------------
     Revenues:
     ---------
Property sales...................................  $ 2,520    $   987    $ 4,562    $ 2,252
Less: Cost of property sales.....................    2,019        689      3,964      2,123
                                                   -------    -------    -------    -------
     Gross profit on property sale...............      501        298        598        129
Portfolio income.................................       15          9         33         20
Rental income....................................      145        258        393        475
Other revenue....................................      112         23        369         58
                                                   -------    -------    -------    -------
     Total net revenues..........................      773        588      1,393        682
                                                   -------    -------    -------    -------

     Operating expenses:
     -------------------
Selling expenses.................................    1,124        889      1,744      1,783
Real Estate Taxes................................       81        (80)       141         67
General and administrative expenses..............      878      1,200      1,525      1,969
Depreciation and amortization....................       35         43         69         72
Management fee...................................      107        107        213        213
                                                   -------    -------    -------    -------
     Total expenses..............................    2,225      2,159      3,692      4,104
                                                   -------    -------    -------    -------

     Net Loss....................................  $(1,452)   $(1,571)   $(2,299)   $(3,422)
                                                   =======    =======    =======    =======

      Net (Loss) allocated to
       General Partner...........................  $    --    $   (15)   $  --      $   (34)
                                                   =======    =======    ========   =======
      Net (Loss) allocated to Class B
       Limited Partner...........................  $(1,452)   $    (8)   $(2,299)   $   (17)
                                                   =======    =======    =======    =======
     Net (Loss) allocated to Class A
       Limited Partners..........................  $    --    $(1,548)   $    --    $(3,371)
                                                   =======    =======    =======    =======
     Net (Loss) per Class A
       Limited Partnership Unit..................  $    --    $  (.72)   $    --    $ (1.57)
                                                   =======    =======    =======    =======

    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L. P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                            (dollars in thousands)
                                  (Unaudited)

                                                                                  1999       1998
                                                                                --------   --------
Cash Flow used in Operating Activities:
---------------------------------------
Net (loss)....................................................................   $(2,299)   $(3,422)
Adjustments reconciling net (loss) to net cash used in operating activities:
Depreciation..................................................................        69         72
Net change in allowance for claims and liabilities............................        16       (316)
Net change in assets and liabilities:
   (Decrease) increase  in accounts receivable................................       110       (133)
   (Increase) in housing inventories, net.....................................    (5,861)      (579)
   Decrease in land held for sale.............................................        89         31
   Decrease (increase) in land held for development...........................        --        (19)
   (Increase) in capitalized development costs................................      (754)      (540)
   Increase (decrease) in accounts payable and accrued liabilities............        39        203
   (Decrease) in management fee due affiliate.................................      (283)      (212)
   Net change in other assets and liabilities.................................       330      1,565
                                                                                 -------    -------
Net cash used in Operating Activities.........................................    (8,544)    (3,350)
                                                                                 -------    -------

Cash Flow used in Investing Activities:
---------------------------------------
Additions to buildings and other..............................................      (312)       (90)
Net sales and maturities of marketable securities.............................       149         (2)
                                                                                 -------    -------
Net cash used in investing activities.........................................      (163)       (92)
                                                                                 -------    -------

Cash Flow from Financing Activities:
------------------------------------
Advances on notes payable, net................................................     8,437      3,781
Increase in restricted cash...................................................      (594)      (561)
Distribution paid to unitholders..............................................        --     (1,631)
                                                                                 -------    -------
Net cash provided by financing activities.....................................     7,843      1,589
                                                                                 -------    -------
Decrease in cash..............................................................      (864)    (1,853)
Cash at beginning of the period...............................................     1,115      1,890
                                                                                 -------    -------
Cash at end of the period.....................................................   $   251    $    37
                                                                                 =======    =======

     See accompanying notes to condensed consolidated financial statements

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 1999

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

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 1999


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

Housing inventories (including completed model homes), consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost which is not in excess of fair value.

Housing inventories consisted of the following at June 30, 1999 (amounts in thousands):

          Land under development..................   $ 5,830

          Direct construction costs...............     8,280

          Capitalized project costs...............     5,729
                                                     -------
                                                     $19,839
                                                     =======

2.  Contingencies

At June 30, 1999, Heartland's allowance for claims and liabilities was approximately $ 2.8 million of which $0.4 million was for the resolution of non-environmental claims and $2.4 million was for environmental matters. Significant legal proceedings and contingencies are discussed in the 1998 Form 10-K. During the second quarter of 1999, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma in which the Port of Tacoma released all claims against the Company and the Company agreed either to (a) pay $1.1 million on or before December 31, 2000, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. In July 1999, suit was filed against the Company in Minnesota District Court by a buyer under an expired real estate sale contract originally entered into in 1995, and extended to June 30, 1999. The plaintiff in the suit is demanding specific performance by conveyance to it of the vacant 5.95 acre parcel in Minneapolis, Minnesota that was originally sold to the buyer for $562,000 pursuant to the real estate contract.

3.  Restricted Cash

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 1999


The total restricted cash at June 30, 1999 and 1998 was $3,158,000 and $1,285,000, respectively. Restricted cash increased $594,000 from December 31, 1998 to June 30, 1999. This increase was $294,000 for additional earnest money deposited on sold units and an increase of $300,000 in the interest reserve for the LaSalle National Bank line of credit.

4.  Notes Payable

Heartland has a line of credit agreement in the amount of $11.5 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, Illinois and Milwaukee, Wisconsin which had a carrying value of $8,653,000 and $6,995,000 as of June 30, 1999, and 1998
respectively. Also, pursuant to the line of credit agreement, CMC has pledged cash in the amount of $1,150,000 as an interest reserve. The maturity date of the line of credit is April 29, 2000. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (8.75% at June 30, 1999). At June 30, 1999, and 1998, $8,700,000 and $6,000,000 respectively, had been advanced to the Company by LNB against the line of credit. In June 1999, the Company extended the maturity of the loan to April 29, 2000, increased the amount of the credit facility from $8,500,000 to $11,500,000, increased the interest reserve from $850,000 to $1,150,000, reduced the net worth requirement from $8,500,000 to $5,500,000 and granted LNB a first lien on a property in Milwaukee, Wisconsin.

As of June 30, 1999, CMCV has a revolving line of credit agreement in the amount of $3 million with NationsBank ("NB") to acquire lots and construct houses in the Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMC granted a first mortgage to NB on specific lots in said subdivision with a carrying value of $3,237,000 and $3,643,000 at June 30, 1999, and 1998,
respectively.  The revolving line of credit agreement matured June 30, 1999.
On July 27, 1999, the Company extended the maturity of the revolving line of credit agreement to December 30, 1999. The line of credit bears interest at the prime rate of NB plus 1% (8.75% at June 30, 1999). At maturity, all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will be extended for a period of six months to allow for completion of homes then under construction, but no new construction will be commenced. NB had advanced $2,071,000 and $1,531,000 at June 30, 1999, and 1998, respectively, against the revolving line of credit facility.

In December 1998, the Company signed a commitment letter for $3,000,000 with NB to construct homes in the Longleaf community. NB makes individual loans on each home at the time construction begins. The third party developer subordinates its lot to NB's construction loan. As of June 30, 1999, the Company had outstanding balances on 11 term loans totaling $767,000. The carrying value of the related inventory at June 30, 1999, totaled $854,000. The term of each loan is one year and bears interest at the NB prime rate plus 1% (8.75% at June 30, 1999).

On November 30, 1998, Heartland executed an agreement for a $2,500,000 loan from Bank One relating to the Bloomfield project. The loan has a two year term and bears interest at the prime rate (7.75% at June 30, 1999).

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 1999


$500,000 of the loan was placed in an interest reserve. In addition, Bank One is providing a $1,750,000 development loan, letters of credit for $204,500 to the City of Rosemount and a $4,000,000 revolving credit line for the construction of homes; these credit facilities were executed on February 1, 1999. The loans bear interest at the prime rate (7.75% at June 30, 1999). The loans mature on January 31, 2001 and January 31, 2000, respectively. At June 30, 1999, $294,000 had been advanced against the development loan and $800,000 against the revolving line of credit. The three loans are collateralized by land and inventory with a carrying value of $4,369,000 at June 30, 1999.

On January 6, 1999, the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A. The loan bears interest at the prime rate plus one percent(8.75% at June 30, 1999). This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a Construction Contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. At June 30, 1999, $6,797,000 had been advanced against the loan.

5.  Related Party Transactions

Heartland has a management agreement with Heartland Technology, Inc. ("HTI") pursuant to which the Company is required to pay HTI an annual management fee in the amount of $425,000. As of June 30, 1999, the management fee had been paid in full to HTI.

Under a management services agreement, HTI reimburses the Company for reasonable and necessary costs and expenses for services. At June 30, 1999, HTI owed Heartland approximately $327,000. This was a decrease of $ 115,000 from December 31, 1998.

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 1999


6.  Reportable Segments

The following tables set forth the reconciliation of net income and total assets for Heartland's reportable segments for the quarters ended June 30, 1999 and 1998 (See Note 1 to the Consolidated Financial Statements).

                                                              Property
       (amounts in thousands)          Land Sales(1)       Development (2)       Corporate (3)         Consolidated
-----------------------------------   ---------------    -------------------   ----------------    -------------------

                                       Quarter Ended       Quarter Ended        Quarter Ended        Quarter Ended
                                          June 30,             June 30,             June 30,             June 30,
                                       1999     1998       1999       1998      1999      1998       1999       1998
                                      ------   ------    --------   --------   ------    ------    --------   --------
Revenues:
---------
Property sales                        $  694   $  389    $ 1,826    $   598    $    0    $    0    $ 2,520    $   987
Less: cost of property sales.......      151       31      1,868        658         0         0      2,019        689
                                      ------   ------    -------    -------    ------    ------    -------    -------
   Gross profit on property sales..      543      358        (42)       (60)        0         0        501        298
Rental income......................      145      258          0          0         0         0        145        258
Portfolio income...................        0        0          0          0        15         9         15          9
Miscellaneous income...............        0        0        112         23         0         0        112         23
                                      ------   ------    -------    -------    ------    ------    -------    -------

   Total Net Revenues..............      688      616         70        (37)       15         9        773        588
                                      ------   ------    -------    -------    ------    ------    -------    -------

Expenses:
---------
Selling............................      160      213        914        676         0         0      1,074        889
Real estate taxes..................       20      (80)        61          0         0         0         81        (80)
General and Administrative.........        0        0        246        556       442       535        688      1,091
Environmental Expense..............       50        0        190          0         0       109        240        109
Management fee.....................        0        0          0          0       107       107        107        107
Depreciation and amortization......        0        0         22         35        13         8         35         43
                                      ------   ------    -------    -------    ------    ------    -------    -------

   Total Expenses..................      230      133      1,433      1,267       562       759      2,225      2,159
                                      ------   ------    -------    -------    ------    ------    -------    -------

   Net Income (Loss)...............   $  458   $  483    $(1,363)   $(1,304)   $ (547)   $ (750)   $(1,452)   $(1,571)
                                      ======   ======    =======    =======    ======    ======    =======    =======

   Properties, net of accumulated     $  842   $1,139    $33,162    $22,496    $  817    $  702    $34,821    $24,337
   depreciation....................   ======   ======    =======    =======    ======    ======    =======    =======


   Total assets....................   $1,085   $1,466    $35,798    $23,634    $2,572    $1,694    $39,455    $26,794
                                      ======   ======    =======    =======    ======    ======    =======    =======

1. The Land Sales reportable business segment consists of the approximately 15,237 acres of land located throughout 12 states for sale as of June 30, 1999. The related sales and marketing expenses are also reported in this segment.

2. The Property Development reportable business segment consists of the approximately 911 acres representing 15 sites that Heartland is in the process of developing and communities in which Heartland is currently acquiring finished lots, selling and building homes. The related selling and operating expenses are also reported for this business segment.

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

3. The Corporate level revenues and expenses consist of portfolio income from investments, salaries and general and administrative expenses for the employees and occupied office space in Chicago, Illinois.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operation section, and elsewhere in this Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and Analysis of Financial Condition and Results of Operation section, and elsewhere in this Form 10-Q. The Company's actual future results, performance or achievement of results and the value of your stock, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statement in these documents. The Company claims the protections of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Cash flow from operating activities has been derived primarily from the proceeds of property sales and rental income. Cash and marketable securities at amortized cost were $3,409,000 (including $3,158,000 of restricted cash) at June 30, 1999, and $3,828,000 (including $2,564,000 of restricted cash) at December 31, 1998. The decrease of $419,000 from December 31, 1998 to June 30, 1999, is mainly attributable to capital expenditures for land development and construction costs (see Consolidated Statement of Cash Flows).

Cash flow used for operations was $8,544,000 in the first six months of 1999, compared to $3,350,000 used in operations in the first six months of 1998. The increase in cash used in operations between the years of $5,194,000 is mainly attributable to capital expenditures of $5,861,000 for housing inventories in the first six months of 1999.

At June 30, 1999, property designated for development consisted of 15 sites comprising approximately 911 acres. The book value of this land is $10.3 million or an average of $11,300 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell them. Heartland's objective for these properties is to maximize unitholder value over a period of years.

Heartland has a 3.88 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 dwelling units was received in 1997. The construction on the first phase of the project started on October 1, 1998. Phase I consists of 163 units in a Tower Building, 24 units in a Plaza Building and 6 Townhomes. As of June 30, 1999, the Company had executed sale contracts on 84

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

Tower units, 5 Plaza units and 3 Townhomes. The first closings are expected to occur in the first quarter of the year 2000.

In addition to the 3.88 acre site, the Company owns approximately 11 acres of land and 4 acres of air rights adjacent to Kinzie Station. This acreage is currently zoned for industrial and manufacturing uses.

On January 6, 1999, the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A. The loan bears interest at the prime rate plus one percent(8.75% at June 30,1999). This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a Construction Contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. As of June 30, 1999, $6,797,000 has been advanced against the loan.

Included in the aforementioned 911 acres are approximately 13 acres consisting of 41 lots purchased for $1.4 million, or an average of $34,100 per lot at Osprey Cove in St. Marys, GA. The 41 lots consist of 2 completed models, 3 unsold homes under construction, 6 sold homes under construction, 2 units sold not under construction, 1 lot sold and 27 lots owned. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities which includes a recreational complex, lakes, a boat dock and a boat launch.

At June 30, 1999, there were 10 homes under contract, 7 of which are under construction at Osprey Cove. As of June 30, 1999, 26 contracts have closed; 11 in the first six months of 1999, 13 in 1998 and 2 in 1997.

In addition to selling its own units, CMC also sells homes and lots for the developer of Osprey Cove, and Osprey Cove homeowners. For the six months ended June 30, 1999, CMC sold 2 homes and 16 lots for these owners.

As of June 30, 1999, CMCV has a revolving line of credit agreement in the amount of $3,000,000 from NB for Osprey Cove that matured on June 30, 1999. The Company, on July 27, 1999, extended the maturity of the line of credit to December 30, 1999. The line of credit with NB bears interest at the prime rate of NB plus 1% (8.75% at June 30, 1999). At maturity, all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will be extended for a period of six months to allow for completion of homes then under construction, but no new construction will be commenced. At June 30, 1999, $2,071,000 has been advanced by NB under the revolving line of credit.

The Company is the exclusive homebuilder and sales agent for the Longleaf Country Club in Southern Pines, North Carolina. CMC currently intends to sell and build 244 homes on lots currently owned by Longleaf Associates Limited Partnership, an affiliate of General Investment & Development.

As of June 30, 1999, there were 14 homes under contract at Longleaf. There are 12 homes under construction at June 30, 1999, of which 2 are models, 9 are under contract and 1 is unsold. The Company closed 5 contracts in the first six months of 1999.

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

When the Company assumed day to day operations of Longleaf in April 1998, there were a number of units under construction which were owned by the developer, as well as resale units, on the market. As of June 30, 1999, the Company had sold a total of 24 homes and 2 lots for these owners.

In December 1998 the Company signed a commitment letter for $3,000,000 with NB to construct homes in the Longleaf community. NB makes individual loans on each home as it is started. The developer subordinates its lot to NB's construction loan. The term of each loan is one year and bears interest at the NB prime rate plus 1% (8.75% at June 30, 1999). At June 30, 1999, $767,000 had been advanced by NB to the Company under these loans.

Heartland is seeking additional opportunities for homebuilding, particularly in vacation/retirement communities.

Heartland has received approval on the 226 acre site it owns in Rosemount, Minnesota. The development known as Bloomfield was approved for 226 attached units and 241 detached single family homes, on 192 acres, with the remaining 34 acres reserved for future residential development. This project will be developed in phases.

In Rosemount, unlike most areas in the country, the City is responsible for constructing the infrastructure improvements. The City receives reimbursement for its costs by real estate tax assessments. The City of Rosemount has completed the Phase I infrastructure. Phase I consists of 120 townhomes, 27 single family homes and 10 twinhomes. At June 30, 1999, the 2 townhomes models are complete and 10 unsold townhomes are currently under construction. The single family model home is complete and 2 single family unsold homes are under construction. There are 3 sold single family homes that have not been started as of June 30, 1999. The Grand Opening of the models took place in May 1999. Phase II of Bloomfield has site plan approval from the City of Rosemount for the construction of 20 twinhomes and 97 single family homes.

On November 30, 1998, Heartland executed an agreement for a $2,500,000 land loan with Bank One relating to the Bloomfield project. The loan bears interest at the prime rate(7.75% at June 30, 1999), and $500,000 of the loan was placed in an interest reserve (certificate of deposit). Also, Bank One is providing a $1,750,000 land development loan, letters of credit for $204,500 to the City of Rosemount and a $4,000,000 revolving credit line for the construction of homes pursuant to final documents which were signed on February 1, 1999. The loans bear interest at the prime rate (7.75 % at June 30, 1999). At June 30, 1999, $294,000 had been advanced against the land development loan and $800,000 against the revolving line of credit. The Company believes that no additional financing will be needed for Phase I of the Rosemount community.

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of June 30, 1999, the buildings had been built and leases had been signed for approximately 260,000 of the 265,000 square feet.

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

On December 1, 1998 the Fife property was annexed to the City of Fife. A Local Improvement District (LID) has been approved in order to support the improvement and extension of sewers and sewer capacity for the site. Fife has zoned the property for residential usage. Heartland has prepared the preliminary site plan for the site. The Company has submitted the site plan for approval and expects it to be approved by the end of 1999.

The Company owns Kilbourn Station, a three story, 60,000 square foot office building and railroad depot in Milwaukee, Wisconsin. Amtrak provides interstate passenger rail service using the station. The Company has worked with the State of Wisconsin, the Wisconsin Congressional Delegation and the Milwaukee County Transit Company (which provides local bus service) on plans to improve Kilbourn Station. The plans enhance the linkage of the building to Milwaukee's new "Midwest Express" convention center and to planned local bus routes as well as updating the design of its interior space. The State has authorized the expenditure of approximately $2 million in state funds and the federal government has authorized approximately $2 million of federal funds for the improvement of the facility. The Company expects to begin work on this project in the third quarter of 1999.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Property Sales and Leasing Activities

Heartland's current inventory of land held for sale consists of 15,237 acres located throughout 12 states. The book value of this inventory is approximately
$841,000.   The majority of the land is former railroad rights-of-way, long, narrow strips of land that vary between 50-200 feet wide. Some of Heartland's sites located in small rural communities or outlying mid-cities are leased to third parties for agricultural, industrial, retail and residential use. These properties may be improved with the lessee's structures and include grain elevators, storage sheds, parking lots and small retail service facilities.

The sale, management and leasing of the Company's non-development real estate inventory is conducted by Heartland's Sales and Property Management Department. The volume of the Company's sales has slowed over the last five years due mainly to the less desirable characteristics of the remaining properties. The Company anticipates that the sale of its remaining parcels may take beyond the year 2001.

The Company has a current active lease portfolio of approximately 188 leases. Less than 1% of its total acreage is leased. The number of leases declines each year as sales of properties are made to existing lessees. The majority of the leases provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes, maintain insurance and maintain the condition of the property. The majority of the leases are cancelable by either party upon thirty to sixty days notice. Heartland's ability to terminate or modify certain of its leases is restricted by applicable law and regulations.

The Company performs annual reviews on major properties to determine that the capitalized cost of development properties does not exceed the current fair value without regard to the property's expected

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

net realizable value from development. If the capitalized cost of any property exceeds the current fair value, then a loss is recognized and the capitalized cost is reduced in accordance with FAS 121. No loss is included in the statement of operations for the quarters and six months ended June 30, 1999, and 1998.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $2.4 million at June 30, 1999 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

In addition, Heartland has established an allowance for resolution of non-environmental claims of $0.4 million.

At this time Heartland does not anticipate that these claims or assessments will have a material effect on the Company's liquidity, financial position or results of operations beyond the reserve which the Company has established for such claims and assessments. In making this evaluation, the Company has assumed that the Company will continue to be able to assert the bankruptcy bar arising from the reorganization of its predecessor and that resolution of pending and threatened claims and assessments will be consistent with the Company's experience with similar previously asserted claims and assessments.

While the timing of the payment in respect of environmental claims has not significantly adversely affected the Company's cash flow or liquidity in the past, management is not able to reasonably anticipate whether future payments may or may not have a significant adverse effect in the future.

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects and homebuilding operations. The Company has a line of credit with LNB in the amount of $11.5 million. Cash in the amount of $1,150,000 is pledged as an interest reserve. The line of credit matures April 29, 2000. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (8.75% at June 30, 1999). At June 30, 1999, $8,700,000 had been advanced to the Company by LNB against the line of credit. On June 30, 1999, the Company extended, pledged additional collateral under, modified the financial terms and increased the amount of the credit facility.

Results of Operations

For the second quarter and six months ended June 30, 1999, operations resulted in a net loss of $1,452,000 and $2,299,000, respectively or $0 per Class A Unit. Operations for the second quarter and

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

six months ended June 30, 1998, resulted in a net loss of $1,571,000 and $3,422,000 respectively, or $0.72 and $1.57 per Class A Unit.

The decrease in the net loss for the second quarter of 1999 compared to 1998 of $119,000 is due to a decrease in general and administrative expenses of $322,000, and an increase in net revenues of $185,000 due to improved gross profit on property sales. The decrease in the net loss for the six months ended June 30, 1999 compared to 1998 of $1,123,000 is due to a decrease in general and administrative expenses of $444,000 and an increase in net revenues of $711,000 due to improved gross profit on property sales and the receipt of a reimbursement in the first quarter of 1999 of $190,000 for prior year environmental expense.

Heartland has approximately 188 active leases on its real estate properties, which generated $145,000 and $258,000 of revenue for the second quarter of 1999 and 1998, respectively. Rental income during the three months ended June 30, 1999 compared to the three months ended June 30, 1998 decreased $113,000. This was due to the one time recognition of old unbilled lease income during June 1998.

Total expenses were $2,225,000 and $2,159,000 for the quarters ended June 30, 1999 and 1998, respectively. The second quarter 1999 total expenses were not significantly greater than those in the second quarter of 1998. Total expenses were $3,692,000 and $4,104,000 for the six months ended June 30, 1999 and 1998, respectively. The decrease of $412,000 is due to a decrease in general and administrative expenses of $444,000.

Economic and Other Conditions Generally

The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers such as the company are subject to various risks, many of which are outside the control of the developer, including real estate market conditions, changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornados, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on the financial condition of Heartland.

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of June 30, 1999, Heartland's total consolidated indebtedness was approximately $21,929,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at June 30, 1999, is $21,929,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate plus 0.00% to 1.00%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $55,000.

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

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

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

For its information technology exposures, to date the Company is substantially complete on the remediation phase and we expect to complete software reprogramming and replacement no later than September 30, 1999. Once software is reprogrammed or replaced for a system, we will begin testing and implementation. These phases run concurrently for different systems. We have begun the testing and implementation of our remediated systems. The testing phase for all significant systems is completed, with all remediated systems fully tested and expected to be implemented by September 30, 1999, with 100% completion targeted for October 31, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of the equipment have not yet provided the necessary remediation programming. Therefore, we are only 50% complete in the remediation phase of our operating equipment. Testing of this equipment is more difficult than the testing of the information technology systems; as a result, the Company has recently started with the testing of its remediated operating equipment. Once testing is satisfactorily completed, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by September 30, 1999. Testing and implementation of affected equipment is expected to be completed by October 31, 1999.

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

We will utilize both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $200,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $190,000 ($30,000 expensed and $160,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, none of the remaining $10,000 relates to repair of hardware and software and will be expensed as incurred.

We believe that we have an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, we have not yet completed all necessary phases of the Year 2000 program. If we do not complete any additional phases, the Company would be unable to take customer orders, manufacture products, finance construction or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially affect the Company. The Company

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

could be subject to litigation for computer system product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost reserve cannot be reasonably estimated at this time.

We have began to formulate our contingency plans if we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in September 1999 and determine whether additional planning or implementation is necessary. If we are unable to successfully implement any of the four phases of our Year 2000 plan and we do not develop a contingency plan to address such problems, or if Year 2000 issues negatively affect our suppliers, our customers or the economy generally, our business or financial results may be materially affected.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of
Operations: Economic and Other Conditions Generally, Access to Financing and Interest Rate Sensitivity.

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings and Contingencies

At June 30, 1999, Heartland's allowance for claims and liabilities was approximately $2.8 million. During the quarter ended June 30, 1999, an increase of approximately $160,000 in the provision was recorded in respect to environmental matters. Material legal matters are discussed below.

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

Tacoma, Washington
------------------

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

In June 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest.

On October 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified effective June 1999, in which the Port released all claims and the Company agreed either to (a) pay the Port $1.1 million on or before December 31, 2000, plus interest from January 1, 1999, or (b) convey to the Port real property to be agreed upon at a later date. At June 30, 1999, Heartland's allowance for claims and liabilities for this matter was $1.1 million.

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

Miscellaneous Environmental Matters
-----------------------------------

Under environmental laws, liability for releases of hazardous substances is imposed on the current owners and operators of the contaminated site, as well as the owner or the operator of the site at the time the hazardous substances were disposed or otherwise released. In most cases, this liability is imposed without regard to fault. Currently, the Company has known environmental liabilities associated with certain of its properties arising out of the activities of its predecessor or certain of its predecessor's lessees and may have further material environmental liabilities as yet unknown. The majority of the Company's known environmental liabilities stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad or in operations conducted by its predecessor's lessees. The following is a summary of material known environmental matters, in addition to those described above.

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Company's predecessor. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with DEQ in April 1997. While DEQ has not formally changed its position, DEQ has not elected to file suit. Management is not able to express an opinion at this time whether the cost of the defense of this liability or the environmental exposure in the event of the Company's liability will or will not be material.

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

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

In December 1989, the Minnesota Pollution Control Agency ("MPCA") added a site which includes the Company's Pig's Eye Yard site in St. Paul, Minnesota to its Permanent List of Priorities based on historical records and an initial investigation of soil and groundwater conditions adjacent to Pig's Eye Yard. Portions of this site had been leased to the City of St. Paul for a landfill and to the Metropolitan Waste Control Commission for disposal of incinerator ash. No potentially responsible parties ("PRPs") have been formally named at this site. The Company sold its interest in this property to the City of St. Paul on April 30, 1999, with the City agreeing to indemnify the Company against certain environmental liability.

The Company has an interest in property at Moses Lake, Washington previously owned and operated by the United States government as an Air Force base. Sampling by the Army Corps of Engineers has indicated the presence of various regulated materials, primarily in the groundwater, which were most likely released as a result of military or other third party operations. A portion of the Company's property is located over a well field which was placed on the national priority list in October 1992. The Company has not been named as a PRP.

In July 1999, suit was filed against the Company in Minnesota District Court by a buyer under an expired real estate sale contract originally entered into in 1995, and extended to June 30, 1999. The plaintiff in the suit is demanding specific performance by conveyance to it of the vacant 5.95 acre parcel in Minneapolis, Minnesota originally to be sold to the buyer for $562,000 pursuant to the real estate contract. Environmental sampling in 1995 disclosed that the parcel was impacted by releases of regulated materials from the 1960s operations of a former lessee. The Company continues to investigate the environmental condition of the property on a voluntary basis under the direction of the Minnesota Department of Agriculture.

In addition to the environmental matters set forth above, there may be other properties, i), with environmental liabilities not yet known to the Company,
ii), with potential environmental liabilities for which the Company has no reasonable basis to estimate or, iii), which the Company believes the Company is not reasonably likely to ultimately bear the liability, but the investigation or remediation of which may require future expenditures. Management is not able to express an opinion at this time whether the environmental expenditures for these properties will or will not be material.

The Company has given notice to its insurers of certain of the Company's environmental liabilities. Due to the high deductibles on these policies, the Company has not yet demanded that any insurer indemnify or defend the Company. Consequently, management has not formed an opinion regarding the legal sufficiency of the Company's claims for insurance coverage.

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

The Company is also subject to other suits and claims which have arisen in the ordinary course of business. In the opinion of management, reasonably possible losses from these matters should not be material to the Company's results of operations or financial condition.

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

              Exhibit No.                         Description
             -------------    -------------------------------------------------

                 10.18 Second Amendment to Amended and Restated Loan and Security Agreement dated April 29, 1999 among CMC Heartland Partners, and Heartland Partners, L.P. and LaSalle National Bank (filed herewith)

                 27           Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended June 30, 1999.

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HEARTLAND PARTNERS, L.P.
                                                  (Registrant)


Date:  August 16, 1999             BY:         /s/ Edwin Jacobson
                                      -----------------------------------------
                                                    Edwin Jacobson
                                      President and Chief Executive Officer of
                                             Heartland Technology, Inc.
                                                the General Partner


Date:  August 16, 1999             BY:  /s/ Richard P. Brandstatter
                                      ------------------------------------------
                                                Richard P. Brandstatter
                                          Vice-President-Finance, Secretary
                                                   and Treasurer of
                                              Heartland Technology, Inc.
                                                 the General Partner

                           HEARTLAND PARTNERS, L.P.
                                 June 30, 1999

                                 EXHIBIT INDEX
                                 -------------

   Exhibit No.                               Description
-----------------   ------------------------------------------------------------

      10.18 Second Amendment to Amended and Restated Loan and Security Agreement dated April 29, 1999 among CMC Heartland Partners, and Heartland Partners, L.P. and LaSalle National Bank (filed herewith)

      27            Financial Data Schedule (filed herewith)