Form 10-Q
period 1999-09-30
HEARTLAND PARTNERS L P
filed 1999-11-15
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

   (Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999
                                    ------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  ________________________  to _____________.

Commission File Number: 1-10520


                           HEARTLAND PARTNERS, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                             36-3606475
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


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


______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X        No
                                   -----

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999

                                     INDEX



PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements

               Condensed Consolidated Balance Sheets..................... 3

               Condensed Consolidated Statements of Operations........... 4

               Consolidated Statements of Cash Flows..................... 5

               Notes to Consolidated Financial Statements................ 6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operation.......................................12

Item 3    Quantitative and Qualitative Disclosures About Market Risk.....20


PART II.  OTHER INFORMATION


Item 1    Legal Proceedings and Contingencies............................21

Item 5    Other Information............................................. 23

Item 6    Exhibits and Reports on Form 8-K...............................24

               Signatures................................................25

                                    PART I

                             FINANICAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                           HEARTLAND PARTNERS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   September 30, 1999 AND December 31, 1998
                            (dollars in thousands)
                                  (Unaudited)

                                                                September 30,   December 31,
                                                                    1999            1998
                                                                -------------   ------------
Assets:
       Cash                                                     $         198   $      1,115
       Restricted cash                                                  3,506          2,564
       Marketable securities (at market)                                    -            149
       Accounts receivable (net)                                          306            353
       Due from affiliate                                                 484            442
       Prepaid and other assets                                           277            278
       Investment in joint venture                                        359            278
                                                                -------------   ------------
   Total                                                                5,130          5,179
                                                                -------------   ------------
Property:
       Buildings and other                                              2,548          2,231
          Less accumulated depreciation                                 1,035            931
                                                                -------------   ------------
       Net buildings and other                                          1,513          1,300
       Land held for sale                                                 831            930
       Housing inventories                                             22,146         13,978
       Land held for development                                        6,212          6,212
       Capitalized predevelopment costs                                 7,371          5,632
                                                                -------------   ------------
       Net properties                                                  38,073         28,052
                                                                -------------   ------------
Total assets                                                    $      43,203   $     33,231
                                                                =============   ============

Liabilities:
       Notes payable                                            $      27,271   $     13,492
       Accounts payable and accrued expenses                            2,163          2,636
       Management fee due affiliate                                         -            283
       Accrued real estate taxes                                          975          1,075
       Allowance for claims and liabilities                             2,781          2,762
       Unearned rents and deferred income                               1,773          1,862
       Other liabilities                                                2,455          1,712
                                                                -------------   ------------
Total liabilities                                                      37,418         23,822
                                                                -------------   ------------

Partners' Capital:
       General Partner                                                      -              -
       Class A Limited Partners-2142 units authorized,
          issued and outstanding                                            -              -
       Class B Limited Partner                                          5,785          9,409
                                                                -------------   ------------

   Total partners' capital                                              5,785          9,409
                                                                -------------   ------------
Total liabilities and partners' capital                         $      43,203   $     33,231
                                                                =============   ============

                              See accompanying notes to condensed consolidated financial statements.


                                                                                                                 Page 3 of 26









                           HEARTLAND PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE QUARTERS AND NINE MONTHS ENDED
                   September 30, 1999 AND September 30, 1998
                  (dollars in thousands except per unit data)
                                  (Unaudited)

                                                      Quarter Ended    Nine Months Ended
                                                        September 30,      September 30,
                                                      1999       1998     1999      1998
                                                     -------    -------  -------   -------
Income:
    Property sales                                  $ 2,980    $   753  $ 7,542   $ 3,005
    Less: Cost of property sales                      2,696        795    6,660     2,918
                                                    -------    -------  -------   -------
  Gross profit on property sales                        284        (42)     882        87
                                                    -------    -------  -------   -------
Operating Expenses:
    Selling expenses                                    930        953    2,674     2,736
    General and administrative expenses                 765      1,795    2,290     3,764
    Real estate taxes                                    68        326      209       394
                                                    -------    -------  -------   -------
  Total operating expenses                            1,763      3,074    5,173     6,894
                                                    -------    -------  -------   -------

Net operating income                                 (1,479)    (3,116)  (4,291)   (6,807)

Other Income and (Expense):
    Portfolio income                                     16         27       49        46
    Rental income                                       124        220      517       695
    Other income                                        154        197      523       255
    Depreciation and amortization                       (35)       (28)    (104)     (100)
    Management fee                                     (105)      (107)    (318)     (318)
                                                    -------    -------  -------   -------
  Total other income and (expense)                      154        309      667       578
                                                    -------    -------  -------   -------
Net income (loss)                                   $(1,325)   $(2,807) $(3,624)  $(6,229)
                                                    =======    =======  =======   =======
Net (Loss) allocated to General Partner             $    --    $   (28) $    --   $   (62)
                                                    =======    =======  =======   =======
Net (Loss) allocated to Class B
  Limited Partner                                   $(1,325)   $   (14) $(3,624)  $   (31)
                                                    =======    =======  =======   =======
Net (Loss) allocated to Class A
  Limited Partners                                  $    --    $(2,765) $    --   $(6,136)
                                                    =======    =======  =======   =======
Net (Loss) per Class A
  Limited Partnership Unit                          $    --    $ (1.29) $    --   $ (2.86)
                                                    =======    =======  =======   =======

See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                   September 30, 1999 AND September 30, 1998
                            (dollars in thousands)
                                  (Unaudited)

                                                                              1999          1998
                                                                            --------      --------
Cash Flow Used Operating Activities:
Net (loss)                                                                  $ (3,624)     $  (6,229)
Adjustments reconciling net (loss) to net cash in operating activities:
Depreciation                                                                     104            100
Net change in allowance for claims and liabilities                                19            499
Net change in assets and liabilities:
    Decrease (increase) in accounts and accrued interest receivable                5           (598)
    (Increase) in housing inventories, net                                    (8,168)        (1,440)
    Decrease in land held for sale                                                99             56
    Decrease (increase) in land held for development                              --             81
    (Increase) in capitalized development costs                               (1,739)          (907)
    Increase  (decrease) in accounts payable and accrued liabilities            (473)         1,378
    (Decrease) in management fee due affiliate                                  (283)          (106)
    Net change in other assets and liabilities                                   474          1,594
                                                                            --------      ---------
Net cash used in operating activities                                        (13,586)        (5,572)
                                                                            --------      ---------
Cash Flow Used in Investing Activities:
Additions to building and other                                                 (317)           (37)
Net sales and maturities of marketable securities                                149              4
                                                                            --------      ---------
Net cash used in investing activities                                           (168)           (33)
                                                                            --------      ---------
Cash Flow from Financing Activities:
Advances on notes payable, net                                                13,779          6,384
Increases in restricted cash                                                    (942)          (974)
Distribution paid to unitholders                                                  --         (1,631)
                                                                            --------      ---------
Net cash provided by financing activities                                     12,837          3,779
                                                                            --------      ---------
Decrease in cash                                                                (917)        (1,826)
Cash at beginning of the period                                                1,115          1,890
                                                                            --------      ---------
Cash at end of the period                                                   $    198      $      64
                                                                            ========      =========

                                                                    Page 5 of 26

See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999
                                  (Unaudited)


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

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999
                                  (Unaudited)



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

Housing inventories consisted of the following at September 30, 1999 (amounts in thousands):

          Land under development                     $ 5,617
          Direct construction costs                   10,805
          Capitalized project costs                    5,724
                                                     -------
                                                     $22,146
                                                     =======

2.  Contingencies

At September 30, 1999, Heartland's allowance for claims and liabilities was approximately $2.8 million of which $0.4 million was for the resolution of non-environmental claims and $2.4 million was for environmental matters.
Significant legal proceedings and contingencies are discussed in the 1998 Form 10-K. During the second quarter of 1999, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma in which the Port of Tacoma released all claims against the Company and the Company agreed either to (a) pay $1.1 million on or before December 31, 2000, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. In July 1999, suit was filed against the Company in Minnesota District Court by a buyer under an expired real estate sale contract originally entered into in 1995, and extended to June 30, 1999. The plaintiff in the suit is demanding specific performance by conveyance to it of the vacant 5.95 acre parcel in Minneapolis, Minnesota in consideration of $562,000.

3. Restricted Cash

The total restricted cash at September 30, 1999 and 1998 was $3,506,000 and $1,698,000, respectively. Restricted cash increased $942,000 from December 31, 1998 to September 30, 1999. This increase was $642,000 for additional earnest money deposited on sold units and an increase of $300,000 in the interest reserve for the LaSalle National Bank line of credit.

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999
                                  (Unaudited)


4.  Notes Payable

Heartland has a line of credit agreement in the amount of $11.5 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, Illinois and Milwaukee, Wisconsin which had a carrying value of $8,769,000 and $6,995,000 as of September 30, 1999, and 1998 respectively. Also, pursuant to the line of credit agreement, CMC has pledged cash in the amount of $1,150,000 as an interest reserve. The maturity date of the line of credit is April 29, 2000. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (9.25% at September 30, 1999). At September 30, 1999, and 1998, $11,100,000 and $8,184,000 respectively, had been advanced to the Company by LNB against the line of credit. In June 1999, the Company extended the maturity of the loan to April 29, 2000, increased the amount of the credit facility from $8,500,000 to $11,500,000, increased the interest reserve from $850,000 to $1,150,000, reduced the net worth requirement from $8,500,000 to $5,500,000 and granted LNB a first lien on a property in Milwaukee, Wisconsin. The Company is currently in negotiations with LNB to increase the line of credit to $13,300,000. While the Company has no reason to believe the increase in the amount of the credit facility will not be approved by LNB, there can be no assurance the contemplated transaction will take place.

As of September 30, 1999, CMCV has a revolving line of credit agreement in the amount of $3 million with Bank of America (formerly NationsBank) ("BA") to acquire lots and construct houses in the Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMC granted a first mortgage to BA on specific lots in said subdivision with a carrying value of $2,118,000 and $2,823,000 at September 30, 1999, and 1998, respectively. The revolving line of credit agreement matured June 30, 1999. On July 27, 1999, the Company extended the maturity of the revolving line of credit agreement to December 30, 1999. The line of credit bears interest at the prime rate of BA plus 1% (9.25% at September 30, 1999). At maturity, all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will be extended for a period of six months to allow for completion of homes then under construction, but no new construction will be commenced. BA had advanced $1,519,000 and $1,950,000 at September 30, 1999, and 1998, respectively, against the revolving line of credit facility.

In December 1998, the Company signed a commitment letter for $3,000,000 with BA to construct homes in the Longleaf community. BA makes individual loans on each home at the time construction begins. The third party developer subordinates its lot to BA's construction loan. As of September 30, 1999, the Company had outstanding balances on 19 term loans totaling $957,000. The carrying value of the related inventory at September 30, 1999, totaled $1,185,000. The term of each loan is one year and bears interest at the BA prime rate plus 1% (9.25% at September 30, 1999).

On November 30, 1998, Heartland executed an agreement for a $2,500,000 loan from Bank One relating to the Bloomfield project. The loan has a two year term and bears interest at the prime rate (8.25% at September 30, 1999). $500,000 of the loan was placed in an interest reserve. In addition, Bank One is providing a $1,750,000 development loan, letters of credit for $204,500 to the City of Rosemount and a $4,000,000 revolving credit line for the construction of homes; these credit facilities were executed on February 1, 1999. The loans bear interest at the prime rate

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999
                                  (Unaudited)


(8.25% at September 30, 1999). The loans mature on January 31, 2001 and January 31, 2000, respectively. At September 30, 1999, $415,000 had been advanced against the development loan and $1,027,000 against the revolving line of credit. The three loans are collateralized by land and inventory with a carrying value of $4,870,000 at September 30, 1999.

On January 6, 1999, the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A. The loan bears interest at the prime rate plus one percent (9.25% at September 30, 1999). This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a Construction Contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. At September 30, 1999, $9,479,000 had been advanced against the loan.



5. Related Party Transactions

Heartland has a management agreement with Heartland Technology, Inc. ("HTI") pursuant to which the Company is required to pay HTI an annual management fee in the amount of $425,000. As of September 30, 1999, the management fee had been paid in full to HTI.

Under a management services agreement, HTI reimburses the Company for reasonable and necessary costs and expenses for services. At September 30, 1999, HTI owed Heartland approximately $484,000. At December 31, 1998, the net amount due to Heartland from HTI was approximately $159,000. This was an increase of $325,000 from December 31, 1998.

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999
                                  (Unaudited)



6.  Reportable Segments

The following tables set forth the reconciliation of net income and total assets for Heartland's reportable segments for the quarters ended September 30, 1999 and 1998. (See Note 1 to the Consolidated Financial Statements.)

                                                                             Property
(amounts in thousands)                                  Land Sales(1)      Development(2)       Corporate(3)        Consolidated
----------------------                                -----------------   -----------------   -----------------   -----------------
                                                       Quarter Ended       Quarter Ended        Quarter Ended       Quarter Ended
                                                          Sept. 30            Sept. 30              Sept. 30           Sept. 30
                                                        1999     1998      1999      1998        1999     1998     1999       1998
                                                      -------   -------   -------   -------   -------   -------   -------   -------
Income:
Property sales                                        $   447   $   131   $ 2,533   $   622   $     -   $     -   $ 2,980   $   753
Less: Cost of property sales                               32        25     2,664       770         -         -     2,696       795
                                                      -------   -------   -------   -------   -------   -------   -------   -------
  Gross profit on property sales                      $   415   $   106   $  (131)  $  (148)  $     -   $     -   $   284   $   (42)
                                                      -------   -------   -------   -------   -------   -------   -------   -------
Operating expenses:
Selling expenses                                      $   185   $   232   $   728   $   721   $     -   $     -   $   913   $   953
General and administrative expenses                         -         -       221       548       513       449       734       997
Environmental expense                                      17         -        31       798         -         -        48       798
Real estate taxes                                          20       226        48       100         -         -        68       326
                                                      -------   -------   -------   -------   -------   -------   -------   -------
  Total operating expenses                            $   222   $   458   $ 1,028   $ 2,167   $   513   $   449   $ 1,763   $ 3,074
                                                      -------   -------   -------   -------   -------   -------   -------   -------

    Net operating income                              $   193   $  (352)  $(1,159)  $(2,315)  $  (513)  $  (449)  $(1,479)  $(3,116)

Other Income and (Expense)
Portfolio income                                      $     -   $     -   $     -   $     -   $    16   $    27   $    16   $    27
Rental income                                             124       220         -         -   $     -   $     -       124       220
Other income                                                -         -       154       197         -         -       154       197
Depreciation and amortization                               -         -       (22)      (21)      (13)       (7)      (35)      (28)
Management fee                                              -         -         -         -      (105)     (107)     (105)     (107)
                                                      -------   -------   -------   -------   -------   -------   -------   -------
  Total other income and (expense)                        124       220       132       176      (102)      (87)      154       309
                                                      -------   -------   -------   -------   -------   -------   -------   -------

    Net income (loss)                                 $   317   $  (132)  $(1,027)  $(2,139)  $  (615)  $  (536)  $(1,325)  $(2,807)
                                                      =======   =======   =======   =======   =======   =======   =======   =======

Properties, net of accum. depreciation                $   831   $ 1,137   $36,433   $23,517   $   809   $   706   $38,073   $25,360
                                                      =======   =======   =======   =======   =======   =======   =======   =======

Total assets                                          $ 1,137   $ 1,717   $39,264   $24,860   $ 2,802   $ 2,278   $43,203   $28,855
                                                      =======   =======   =======   =======   =======   =======   =======   =======

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999
                                  (Unaudited)


1. The Land Sales reportable business segment consists of the approximately 15,167 acres of land located throughout 12 states for sale as of September 30, 1999. The related sales and marketing expenses are also reported in this segment.

2. The Property Development reportable business segment consists of the approximately 909 acres representing 15 sites that Heartland is in the process of developing and communities in which Heartland is currently acquiring finished lots, selling and building homes. The related selling and operating expenses are also reported for this business segment.

3. The Corporate level revenues and expenses consist of rental income, portfolio income from investments and salaries and general and administrative expenses for the employees and occupied office space in Chicago, Illinois.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999


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

Liquidity and Capital Resources

Cash flow from operating activities has been derived primarily from the proceeds of property sales and rental income. Cash and marketable securities at amortized cost were $3,704,000 (including $3,506,000 of restricted cash) at September 30, 1999, and $3,828,000 (including $2,564,000 of restricted cash) at December 31, 1998. The decrease of $124,000 from December 31, 1998 to September 30, 1999, is mainly attributable to capital expenditures for land development and construction costs (see Consolidated Statements of Cash Flows).

Cash flow used in operating activities was $13,586,000 in the first nine months of 1999, compared to $5,572,000 used in operating activities in the first nine months of 1998. The increase in cash used in operating activities between the years of $8,014,000 is mainly attributable to capital expenditures of $6,728,000 for housing inventories in the first nine months of 1999.

At September 30, 1999, property designated for development consisted of 15 sites comprising approximately 909 acres. The book value of this land is $10.2 million or an average of $11,200 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell them. Heartland's objective for these properties is to maximize unitholder value over a period of years.

Heartland has a 3.88 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 dwelling units was received in 1997. The construction on the first phase of the project started on October 1, 1998. Phase I consists of 163 units in a Tower Building, 24 units in a Plaza Building and 6 Townhomes. As of September 30, 1999, the Company had executed sale contracts on 94 Tower units, 6 Plaza units and 3 Townhomes. The first closings are expected to occur in the first quarter of the year 2000.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999


In addition to the 3.88 acre site, the Company owns approximately 11 acres of land and 4 acres of air rights adjacent to Kinzie Station. This acreage is currently zoned for industrial and manufacturing uses.

On January 6, 1999, the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A. The loan bears interest at the prime rate plus one percent (9.25% at September 30, 1999). This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a Construction Contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. As of September 30, 1999, $9,479,000 has been advanced against the loan.

Included in the 909 acres designated for development by Heartland are approximately 11 acres consisting of 36 lots purchased for $1.3 million, or an average of $36,100 per lot at Osprey Cove in St. Marys, GA. The 36 lots consist of 1 completed model, 3 unsold homes under construction, 5 sold homes under construction and 27 lots owned. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities which includes a recreational complex, lakes, a boat dock and a boat launch.

At September 30, 1999, there were 7 homes under contract, all of which are under construction at Osprey Cove. As of September 30, 1999, 32 contracts have closed:
17 in the first nine months of 1999, 13 in 1998 and 2 in 1997.

In addition to selling its own units, CMC also sells homes and lots for the developer of Osprey Cove, and Osprey Cove homeowners. For the nine months ended September 30, 1999, CMC sold 3 homes and 21 lots for these owners.

As of September 30, 1999, CMCV has a revolving line of credit agreement in the amount of $3,000,000 from BA for Osprey Cove that matured on June 30, 1999. The Company, on July 27, 1999, extended the maturity of the line of credit to December 30, 1999. The line of credit with BA bears interest at the prime rate of BA plus 1% (9.25% at September 30, 1999). At maturity, all outstanding advances and any accrued interest must be paid. In the event the loan is not renewed, it will be extended for a period of six months to allow for completion of homes then under construction, but no new construction will be commenced. At September 30, 1999, $1,519,000 has been advanced by BA under the revolving line of credit.

The Company is the exclusive homebuilder and sales agent for the Longleaf Country Club in Southern Pines, North Carolina. CMC currently intends to sell and build 244 homes on lots currently owned by Longleaf Associates Limited Partnership, an affiliate of General Investment & Development.

As of September 30, 1999, there were 13 homes under contract at Longleaf. There are 21 homes under construction at September 30, 1999, of which 2 are models, 12 are under contract and 7 are unsold. The Company closed 8 contracts in the first nine months of 1999.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999

When the Company assumed day to day operations of Longleaf in April 1998, there were a number of units under construction which were owned by the developer, as well as resale units, on the market. As of September 30, 1999, the Company had sold a total of 28 homes and 2 lots for these owners.

In December 1998 the Company signed a commitment letter for $3,000,000 with BA to construct homes in the Longleaf community. BA makes individual loans on each home as it is started. The developer subordinates its lot to BA's construction loan. The term of each loan is one year and bears interest at the BA prime rate plus 1% (9.25% at September 30, 1999). At September 30, 1999, $957,000 had been advanced by BA to the Company under these loans.

Heartland is seeking additional opportunities for homebuilding, particularly in vacation/retirement communities.

Heartland has received approval from the City of Rosemount on the 226 acre site it owns in Rosemount, Minnesota. The development known as Bloomfield was approved for 226 attached units and 241 detached single family homes, on 192 acres, with the remaining 34 acres reserved for future residential development. This project will be developed in phases.

In Rosemount, unlike most areas in the country, the City is responsible for constructing the infrastructure improvements. The City receives reimbursement for its costs by real estate tax assessments. The City of Rosemount has completed the Phase I infrastructure. Phase I consists of 120 townhomes, 27 single family homes and 10 twinhomes. At September 30, 1999, the 2 townhome models are complete. Also, 2 sold and 6 unsold townhomes are currently under construction as well as 1 townhome foundation (this represents 6 units). The single family model home is complete. Also, 3 sold and 3 unsold single family homes are under construction. The Grand Opening of the models took place in May 1999. The Company closed 2 contracts in the third quarter of 1999. Phase II of Bloomfield has site plan approval from the City of Rosemount for the construction of 20 twinhomes and 97 single family homes.

On November 30, 1998, Heartland executed an agreement for a $2,500,000 land loan with Bank One relating to the Bloomfield project. The loan bears interest at the prime rate (8.25% at September 30, 1999), and $500,000 of the loan was placed in an interest reserve (certificate of deposit). Also, Bank One is providing a $1,750,000 land development loan, letters of credit for $204,500 to the City of Rosemount and a $4,000,000 revolving credit line for the construction of homes pursuant to final documents which were signed on February 1, 1999. The loans bear interest at the prime rate (8.25% at September 30, 1999). At September 30, 1999, $415,000 had been advanced against the land development loan and $1,027,000 against the revolving line of credit. The Company believes that no additional financing will be needed for Phase I of the Rosemount community.

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of September 30, 1999, the buildings had been built and leases had been signed for 265,000 square feet.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999


On December 1, 1998 the Fife property was annexed to the City of Fife in the state of Washington. A Local Improvement District (LID) has been approved in order to support the improvement and extension of sewers and sewer capacity for the site. Fife has zoned the property for residential usage. Heartland has prepared the preliminary site plan for the site. The Company has submitted the site plan for approval and expects it to be approved during the second quarter of the year 2000.

The Company owns Kilbourn Station, a three story, 60,000 square foot office building and railroad depot in Milwaukee, Wisconsin. Amtrak provides interstate passenger rail service using the station. The Company has worked with the State of Wisconsin, the Wisconsin Congressional Delegation and the Milwaukee County Transit Company (which provides local bus service) on plans to improve Kilbourn Station. The plans enhance the linkage of the building to Milwaukee's new "Midwest Express" convention center and to planned local bus routes as well as updating the design of its interior space. The State has authorized the expenditure of approximately $2 million in state funds and the federal government has authorized approximately $2 million of federal funds for the improvement of the facility. The Company has made applications with the state and federal governments to have approximately $4 million in funds appropriated for this facility. The appropriation of the funds should be completed in the fourth quarter of 1999. The Company has started preliminary design work on this project in the third quarter of 1999.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Property Sales and Leasing Activities

Heartland's current inventory of land held for sale consists of 15,167 acres located throughout 12 states. The book value of this inventory is approximately $831,000. The majority of the land is former railroad rights-of-way, long, narrow strips of land that vary between 50-200 feet wide. Some of Heartland's sites located in small rural communities or outlying mid-cities are leased to third parties for agricultural, industrial, retail and residential use. These properties may be improved with the lessee's structures and include grain elevators, storage sheds, parking lots and small retail service facilities.

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

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999


the leases are cancelable by either party upon thirty to sixty days notice. Heartland's ability to terminate or modify certain of its leases is restricted by applicable law and regulations.

The Company performs annual reviews on major properties to determine that the capitalized cost of development properties does not exceed the current fair value without regard to the property's expected net realizable value from development. If the capitalized cost of any property exceeds the current fair value, then a loss is recognized and the capitalized cost is reduced in accordance with FAS 121. No loss is included in the statement of operations for the quarters and nine months ended September 30, 1999, and 1998.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $2.4 million at September 30, 1999 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

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

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects and operations. The Company has a line of credit with LNB in the amount of $11.5 million. Cash in the amount of $1,150,000 is pledged as an interest reserve. The line of credit matures April 29, 2000. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (9.25% at September 30, 1999). At September 30, 1999, $11,100,000 had been advanced to the Company by LNB against the line of credit. On June 30, 1999, the Company extended, pledged additional collateral under, modified the financial terms and increased the amount of the credit facility. The Company is currently in negotiations with LNB to increase the line of credit to $13,300,000. While the Company has no reason to believe the increase in the amount of the

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999

credit facility will not be approved by LNB, there can be no assurance the contemplated transaction will take place.

Results of Operations

For the third quarter and nine months ended September 30, 1999, operations resulted in a net loss of $1,325,000 and $3,624,000, respectively or $0 per Class A Unit. Operations for the third quarter and nine months ended September 30, 1998, resulted in a net loss of $2,807,000 and $6,229,000 respectively, or $1.29 and $2.86 per Class A Unit.

The decrease in the net loss for the third quarter of 1999 compared to 1998 of $1,482,000 is due to a decrease in general and administrative expenses of $1,030,000, and an increase of $326,000 due to improved gross profit on property sales. The decrease in the net loss for the nine months ended September 30, 1999 compared to 1998 of $2,605,000 is due to a decrease in general and administrative expenses of $1,474,000, a decrease in property tax expense of $185,000, an increase of $795,000 due to improved gross profit on property sales and the receipt of a reimbursement in the first quarter of 1999 of $190,000 for prior year environmental expense.

Heartland has approximately 188 active leases on its real estate properties, which generated $124,000 and $220,000 of revenue for the third quarter of 1999 and 1998, respectively. Rental income during the three months ended September 30, 1999 compared to the three months ended September 30, 1998 decreased $96,000. This was due to the property sales in the fourth quarter of 1998 that reduced the rent recognized during 1999 by approximately $33,000 per quarter. Also, the one time recognition of unbilled lease income from prior periods of approximately $57,000 took place during the third quarter of 1998.

Total operating expenses were $1,763,000 and $3,074,000 for the quarters ended September 30, 1999 and 1998, respectively. The decrease in operating expenses of $1,311,000 is due to a decrease in general and administrative expenses of $1,030,000 and a decrease in property tax expense of $258,000. Total operating expenses were $5,173,000 and $6,894,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease of $1,721,000 is due to a decrease in general and administrative expenses of $1,474,000 and a decrease in property tax expense of $185,000.

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

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of September 30, 1999, Heartland's total consolidated indebtedness was approximately $27,271,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at September 30, 1999, is $27,271,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate plus 0.00% to 1.00%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $68,000.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999

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

For its information technology exposures, to date the Company is substantially complete on the remediation phase, as well as software reprogramming and replacement. Once software was reprogrammed or replaced on a system, we began testing and implementation. These phases ran concurrently for different systems. We have also begun testing and implementation of our remediated systems. The testing phase for all significant systems is completed, with all remediated systems fully tested and expected to be implemented with 100% completion targeted for November 30, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of the equipment have not yet provided the necessary remediation programming. Therefore, we are only 90% complete in the remediation phase of our operating equipment. Testing of this equipment is more difficult than the testing of the information technology systems; as a result, the Company has been testing its remediated operating equipment. Once testing is satisfactorily completed, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by November 30, 1999. Testing and implementation of affected equipment is expected to be completed by November 30, 1999.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999

We have queried our significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, we are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially affect our business or financial results. The effect of non-compliance by external agents is not determinable.

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

We have formulated our contingency plans if we do not complete all phases of the Year 2000 program. If we are unable to successfully implement the four phases of our Year 2000 plan and our contingency plan fails, or if Year 2000 issues negatively affect our suppliers, our customers or the economy generally, our business or financial results may be materially affected.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of Operation, Economic and Other Conditions Generally, Access to Financing and Interest Rate Sensitivity.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999


                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings and Contingencies

At September 30, 1999, Heartland's allowance for claims and liabilities was approximately $2.8 million. Material legal matters are discussed below.

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

On October 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified effective June 1999, in which the Port released all claims and the Company agreed either to (a) pay the Port $1.1 million on or before December 31, 2000, plus interest from January 1, 1999, or (b) to convey to the Port real property to be agreed upon at a later date. At September 30, 1999, Heartland's allowance for claims and liabilities for this matter was $1.1 million.

The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999

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

In December 1989, the Minnesota Pollution Control Agency ("MPCA") added a site which includes the Company's Pig's Eye Yard site in St. Paul, Minnesota to its Permanent List of Priorities based on historical records and an initial investigation of soil and groundwater conditions adjacent to Pig's Eye Yard. Portions of this site had been leased to the City of St. Paul for a landfill and to the Metropolitan Waste Control Commission for disposal of incinerator ash. No potentially responsible parties ("PRPs") have been formally named at this site. The Company sold its interest in this property to the City of St. Paul on April 30, 1999, with the City agreeing to indemnify the Company against certain environmental liabilitities.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999

The Company has an interest in property at Moses Lake, Washington previously owned and operated by the United States government as an Air Force base. A portion of the Company's property is located over a well field that was placed on the national priority list in October 1992. Sampling by the Army Corps of Engineers has indicated the presence of various regulated materials, primarily in the groundwater, which were most likely released as a result of military or other third party operations. The Company has not been named as a PRP.

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

Item 5.  Other Information

     Heartland has a 3.88 acre site in the City of Chicago known as Kinzie Station. The Company owns approximately eleven acres of land and four acres of air rights adjacent to Kinzie Station. This acreage is currently zoned for industrial and manufacturing uses. However, in late October 1999 Heartland entered into a contract with Home Depot to sell approximately three of the eleven acres. The Company retained certain air rights. The contract is subject to significant conditions including zoning and other governmental approvals. It is expected that this sale will not close prior to June 30, 2000.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.  Description
-----------  -------------------------------------------------------------------

    27       Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended September 30, 1999.

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HEARTLAND PARTNERS, L.P.
                                                    (Registrant)

Date: November 15, 1999           BY:            /s/ Edwin Jacobson
                                      ----------------------------------------
                                                   Edwin Jacobson
                                      President and Chief Executive Officer of
                                             Heartland Technology, Inc.
                                                the General Partner


Date: November 15, 1999           BY:       /s/ Richard P. Brandstatter
                                      ----------------------------------------
                                              Richard P. Brandstatter
                                         Vice President- Finance, Secretary
                                                  And Treasurer of
                                             Heartland Technology, Inc.
                                                the General Partner

                           HEARTLAND PARTNERS, L.P.
                              September 30, 1999


                                 EXHIBIT INDEX
                                 -------------

Exhibit No.  Description
-----------  --------------------------------------------------------------
    27       Financial Data Schedule (filed herewith)