Form 10-K
period 1999-12-31
HEARTLAND PARTNERS L P
filed 2000-03-30
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                      or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                        Commission File Number 1-10520

                           HEARTLAND PARTNERS, L.P.
            (Exact name of registrant as specified in its charter)

            Delaware                                               36-3606475
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification no.)

547 West Jackson Boulevard, Chicago, Illinois                         60661
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_] No [_]

The aggregate market value of the Registrant's Class A Limited Partnership Units held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's units on the American Stock Exchange as of March 27, 2000, was approximately $39,565 million. On that date there were 2,142,438 units outstanding. For the purposes of this computation, it is assumed that non-affiliates of the Registrant are all holders other than directors and officers of Heartland Technology, Inc., the Registrant's General Partner.

Exhibit index appears on Page 49.

Forward Looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and elsewhere in this Form 10-K, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward - looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and elsewhere in this Form 10-K. The Company's actual future results, performance or achievement of results and the value of your Units, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protections of the safe harbor for forward-looking statements contained in
Section 21E of the Securities Exchange Act of 1934.

                                    PART I

ITEM 1.  Business

Organization

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI is the general partner of Heartland (in such capacity, the "General Partner"). In July 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland and CMC, formed CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership, to undertake a planned housing development in Rosemount, Minnesota ("Bloomfield or Rosemount"). CMC has a 100% membership interest in CMC Heartland Partners II ("CMCII"), CMC Heartland Partners III ("CMCIII"), CMC Heartland Partners IV ("CMCIV"), CMC Heartland Partners V ("CMCV"), CMC Heartland Partners VI ("CMCVI"), CMC Heartland Partners VII ("CMCVII") and CMC Heartland Partners VIII ("CMCVIII"). CMCII was formed to participate in the Goose Island Industrial Park joint venture in Chicago, Illinois. CMCIII was formed in 1997 to develop a portion of the Kinzie Station property in Chicago, IL. CMC IV was formed in 1998 and is developing approximately 177 acres in Fife, Washington. CMCV was formed in 1996 to acquire finished lots, sell and to construct homes in Osprey Cove ("Osprey"), a master-planned residential community in St. Marys, GA. CMCVII was formed in 1998 to acquire and engage in sales, marketing and construction of homes in the Longleaf Country Club, Southern Pines, NC ("Southern Pines or Longleaf"). CMCVI and CMCVIII were formed at various times to acquire and hold future acquisitions. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sales agent in the St. Marys, Southern Pines and Kinzie Station developments. LCL is also the general contractor in the St. Marys development. CMC owns 100% of the stock of Lifestyle Construction Company, Inc. ("LCC") which serves as the general contractor in North Carolina. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCL and LCC.

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

The General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On November 24, 1997, Heartland declared a cash distribution in the amount of $1.6 million to Unitholders and Partners of record on December 29, 1997, that was paid on January 7, 1998. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions of the last day of any calendar month.

Real Estate Development Activities

At year end 1999, property designated for development consisted of 15 sites comprising approximately 890 acres. The book value of this land is $10 million or an average of $11,200 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell them. Heartland's objective for these properties is to maximize unitholder value over a period of years.

Kinzie Station

Heartland has a 3.88 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 dwelling units was received in 1997. The construction on the first phase of the project started on October 1, 1998. The first closings are expected to occur in the second quarter of the year 2000.

                                   Kinzie Station
                                      Phase I
                                    Unit Detail
                              As of December 31, 1999
                                                      Total Number    Sale Contracts
                                                        of Units         To-Date
                                                      ------------    --------------
Tower Building                                             163              108
Plaza                                                       24                6
Townhomes                                                    5                4
                                                           ---              ---
   Total                                                   192              118

In addition to the 3.88 acre site, the Company owns approximately 11 acres of land and 4 acres of air rights adjacent to Kinzie Station. This acreage is currently zoned for industrial and manufacturing uses. In October 1999, Heartland executed a sales contract to sell a part of this acreage to Home Depot U.S.A., Inc. However, the Company retained certain air rights associated with this property.

On January 6, 1999, the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A ("CB"). The loan bears interest at the prime rate plus 1% (9.5% at December 31, 1999). This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a Construction Contract with the guaranteed maximum price of $24,710,000 which increased to $24,972,282 due to subsequent change orders was entered into with a general contractor. At December 31, 1999, $13,287,158 had been advanced by CB to the Company.

On October 20, 1999, the Company executed loan documents with Bank One of Illinois ("Bank One") for a loan of $5,250,000 to construct the Kinzie Station Plaza building. The loan is for a term of 3 years and bears interest at the prime rate (8.5% at December 31, 1999). The loan is collateralized by real estate contained in the project. On September 7, 1999, a construction contract with the guaranteed maximum price of $4,864,022 was entered into with a general contractor. At December 31, 1999, $113,844 had been advanced by Bank One to the Company.

Osprey Cove

Included in the aforementioned 890 acres are approximately 11 acres consisting of 34 lots purchased for $1.3 million, or an average of $38,000 per lot at Osprey Cove in St. Marys, GA. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities, which includes a recreational complex, lakes, a boat dock and a boat launch. In December 1999, the Company decided to cease operations at Osprey Cove.

The model homes and homes under construction will be completed and closed during the first six months of the year 2000. The 25 lots owned by Heartland are being marketed and will be sold and closed in the ordinary course of business. It is anticipated it may take to the end of the year 2001 to sell all the lots.

As of December 31, 1999, 35 contracts have closed in Osprey; 20 in 1999, 13 in 1998, and 2 in 1997. In addition to selling its own units, CMC also sells homes and lots for the developer of Osprey Cove, and Osprey Cove homeowners. For the year ended December 31, 1999, CMC has sold 6 homes and 25 lots for those owners.

                                           Osprey Cove
                                      Unit Inventory Detail
                                     As of December 31, 1999

Model Homes                                                           1
Sold Homes under construction                                         4
Inventory homes under construction                                    4
Lots owned                                                           25
                                                                -------
 Total unit inventory                                                34
                                                                =======

On December 30, 1999, Heartland entered into a modification agreement to its December 30, 1996, revolving line of credit agreement in the amount of $3,000,000 for Osprey Cove to extend the maturity date to June 30, 2000. The line of credit with Bank of America (formerly NationsBank, N.A.) ("B of A") bears interest at the prime rate of B of A plus 1% (9.5% at December 31, 1999). At maturity, all outstanding advances and any accrued interest must be paid. At December 31, 1999, $1,513,730 has been advanced by B of A against the revolving line of credit.

In the fourth quarter of 1999, First National Bank of St. Mary's ("FNB") in Georgia made two loans totaling $588,374 to build two inventory homes in Osprey Cove. The loan terms are for one year and bear interest at the prime rate plus 1% (9.5% at December 31,1999). At December 31, 1999, FNB had advanced $462,785 to the Company on the two loans.

Longleaf

The Company has signed a contract to be the exclusive homebuilder and marketer for the Longleaf Country Club in Southern Pines, North Carolina. Under the terms of the contract, CMC is entitled to sell and build up to 244 homes on lots currently owned by Longleaf Associates Limited Partnership ("LALP"), an affiliate of General Investment & Development, an unrelated party. Heartland assumed the day to day operations on April 1, 1998. At December 31, 1999, the Company owned 19 lots purchased for approximately $613,000, an average of $32,300 per lot. These 19 lots comprising 6 acres of land, are also included in the aforementioned 890 acres. Also, the Company is building 1 sold home on an individual's own lot.

In Longleaf, the Company closed 13 homes in 1999. When the Company assumed day to day operations of Longleaf in April 1998, there were a number of units under construction which were owned by the developer, as well as resale units, on the market. As of December 31, 1999, the Company has sold 27 units and 2 lots for these owners since April 1, 1998.

                                             Longleaf
                                      Unit Inventory Detail
                                     As of December 31, 1999
Model Homes                                                       2
Sold Homes under construction                                     7
Inventory homes under construction                                6
Lots owned                                                        4
                                                            -------
 Total unit inventory                                            19
                                                            =======

In December, 1998, the Company signed a commitment letter for a $3,000,000 line of credit with B of A to finance the construction of homes in the Longleaf community. B of A provided individual loans on each home as it is started. The developer subordinated its lot to B of A's construction loan. The term of each loan was one year and interest accrued at the B of A prime rate plus 1%. On December 9, 1999, Heartland executed an agreement for a $5,000,000 revolving credit line for the construction of homes in Longleaf with Bank One. The first draw from Bank One on December 9, 1999 was used to purchase 22 lots (of which 3 closed in 1999) from LALP for $690,500 and repaid B of A all outstanding principal and accrued interest. As new homes to be built are added to the revolving credit line, the developer will subordinate its lot to Bank One's revolving credit line. The revolving credit line is for a term of 1 year and bears interest at the prime rate (8.5% at December 31, 1999). At December 31, 1999, $1,441,871 had been advanced by Bank One to the Company.

Bloomfield

Heartland has received approval for the development of the 226 acre site it owns in Rosemount, Minnesota from the city of Rosemount. The development known as Bloomfield was approved for 226 attached units and 241 detached single family homes, on 192 acres with the remaining 34 acres reserved for future residential development. The Company also owns 103 acres of land adjacent to this development.

In Rosemount, unlike most areas in the country, the City is responsible for constructing the infrastructure improvements. It receives reimbursement for its costs by real estate tax assessments. The City of Rosemount has completed the Phase I infrastructure. Phase I consists of 120 townhomes, 27 single-family homes and 10 twinhomes. Phase II of Bloomfield has site plan approval from the City of Rosemount for the construction of 20 twinhomes and 97 single-family homes.

During 1999, 4 townhomes and 2 single-family detached homes were closed.

                                            Rosemount
                                            (Phase I)
                                      Unit Inventory Detail
                                     As of December 31, 1999

Model Homes                                                              3
Sold Homes under construction                                            2
Inventory homes under construction                                       9
Townhome building foundation                                             6
Lots owned                                                             131
                                                                 ---------
 Total unit inventory                                                  151
                                                                 =========

In December 1999, Heartland decided to cease homebuilding operations in Bloomfield. The sold and inventory homes under construction will be completed, sold and closed in the ordinary course of business. The completed model homes and the 6 townhome building foundation are currently being marketed and will be sold (and closed) during the ordinary course of business. The remaining developed lots and undeveloped acreage will also be sold. Heartland anticipates that the sale of the home inventory and the townhome building foundation may take place during the year 2000. However, the sale of the remaining lots and acreage may take beyond the year 2001.

A contract on the aforementioned 103 adjacent acres was executed in January 2000 for $4,000,000 and is projected to close by September 30, 2000. While the Company has no reason to believe the above-described sale will not close, the contract contains contingencies typical of such contracts and there can be no assurance the transaction will be completed.

On November 30, 1998, Heartland executed an agreement for a $2,500,000 loan from Bank One relating to the Bloomfield project. The loan has a two year term and bears interest at the prime rate (8.5% at December 31, 1999). The outstanding loan balance is $2,470,000 at December 31, 1999. As a condition of the loan, $500,000 was placed in an interest reserve. In addition, Bank One is providing a $1,750,000 development loan, letters of credit for $204,500 to the City of Rosemount and a $4,000,000 revolving credit line for the construction of homes; these credit facilities were executed on February 1, 1999. The loans bear interest at the prime rate (8.5% at December 31, 1999). The loans mature on January 31, 2001 and January 31, 2000, respectively. At December 31, 1999, $506,033 had been advanced against the development loan and $1,175,006 against the revolving line of credit. The Company believes no additional financing will be needed for Phase I. The Company is currently in negotiations with Bank One to extend the maturity date of the $4,000,000 revolving line of credit to December 1, 2000. While the Company has no reason to believe the extension of the credit facility will not be approved by Bank One, there can be no assurance the contemplated extension will be given. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

Other Development Activities

The Company executed a sales contract on March 24, 2000 to sell its Galewood property located in Chicago, Illinois for $7.75 million to a group of investors. This sale is projected to close by June 30, 2000. While the Company has no reason to believe the above-described sale will not close, the contact contains contingencies typical of such contracts and there can be no assurance the transaction will be completed.

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of December 31, 1999, the buildings had been built and leases had been signed for all of the 265,000 square feet.

On December 1, 1998 the Fife property was annexed to the City of Fife, Washington. A Local Improvement District (LID) has been approved in order to support the improvement and extension of sewers and sewer capacity for the site. The city of Fife has zoned the property for residential usage. Heartland has prepared the preliminary site plan for the site. The Company has submitted the site plan for approval, and expects it to be approved by the end of the year 2000.

The Company owns Kilbourn Station , a three story, 60,000 square foot office building and railroad depot in Milwaukee, Wisconsin. Amtrak provides interstate passenger rail service using the station. The Company has worked with the State of Wisconsin, the Wisconsin Congressional Delegation and the Milwaukee County Transit Company (which provides local bus service) on plans to improve Kilbourn Station. The plans enhance the linkage of the building to Milwaukee's new "Midwest Express" convention center and to planned local bus routes as well as updating the design of its interior space. The State has authorized the expenditure of approximately $2 million in state funds and the federal government has authorized approximately $2 million of federal funds for the improvement of the facility. The Company has made applications with the state and federal governments to have the approximately $4 million in funds appropriated for this facility. The appropriation of the funds should be completed during the year 2000. The Company has started preliminary design work on this project in the third quarter of 1999.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Property Sales and Leasing Activities

Heartland's current inventory of land held for sale consists of 14,458 acres located throughout 12 states. The book value of this inventory is approximately
$766,000.   The majority of the land is former railroad rights-of-way, long, narrow strips of land that varies between 50-200 feet wide. Some of Heartland's sites located in small rural communities or outlying mid-cities are leased to third parties for agricultural, industrial, retail and residential use. These properties may be improved with the lessee's structures and include grain elevators, storage sheds, parking lots and small retail service facilities.

The sale, management and leasing of the Company's non-development real estate inventory is conducted by Heartland's Sales and Property Management Department. The volume of Company's sales has slowed over the last five years due to the less desirable characteristics of the remaining properties. The Company anticipates that the sale of its remaining parcels may take beyond the year 2001.

The Company has a current active lease portfolio of approximately 160 leases. Less than 1% of its total acreage is leased. The number of leases declines each year as sales of properties are made to existing lessees. The majority of the leases provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes, maintain insurance and maintain the condition of the property. The majority of the leases are cancellable by either party upon thirty to sixty days notice. Heartland's ability to terminate or modify certain of its leases is restricted by applicable law and regulations.

Other Activities

At December 31, 1999, the allowance for claims and liabilities established by Heartland for environmental and other contingent liabilities totaled approximately $2.8 million. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given the uncertainty inherent in litigation, resolution of these matters could require funds greater or less than the $2.8 million allowance for claims and liabilities.

Heartland engages outside counsel to defend it in connection with most of these claims. Significant claims are summarized in Note 8 to the Consolidated Financial Statements (See Item 8).

Regulation and Environmental Matters

For a discussion of regulation and environmental matters, see Notes 5 and 8 to the Consolidated Financial Statements (See Item 8).

Employees

At December 31, 1999, Heartland employed 48 people.

Item 2.  Properties

In addition to the 890 acres designated for development at December 31, 1999, real estate holdings consisted of approximately 14,458 acres of scattered land parcels. States in which large land holdings are located are Illinois, Iowa, Minnesota, Montana, North Carolina, North Dakota, South Dakota, Washington, and Wisconsin. The remaining acreage is located in Georgia, Idaho, Indiana, Michigan and Missouri. Most of the properties are former railroad rights-of-way, located in rural areas, comprising of long strips of land approximately 100 feet in width. Also included are former station grounds and rail yards. The Company owns certain air and fiber optics development rights in the Chicago, Illinois area.

Other than land classified under Real Estate Development Activities, the land is typically unimproved. Some of the properties are improved with structures (such as grain elevators and sheds) erected and owned by lessees. Other properties are improved with Heartland-owned buildings that are of little or no value.

Improved properties of value to Heartland include a three-story office building with 60,000 square feet of space in Milwaukee, Wisconsin and a two-story warehouse/office building in northwestern Chicago used for the storage of partnership records.

Heartland's headquarters occupy approximately 9,000 square feet of leased office space located at 547 West Jackson Boulevard, Chicago, Illinois. The lease provides for a base rent of $107,688 and is subject to operating expense and tax escalations. The lease expired December 31, 1999, and was extended to May 31, 2000. At that time, the Company anticipates moving its headquarters to commercial space it owns in the Kinzie Station development.

Item 3.  Legal Proceedings

In June 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest.

On October 1, 1998, the Company entered into a Settlement Agreement with the Port of Tacoma which calls for the Company to either pay the Port of Tacoma $1.1 million or transfer to the Port of Tacoma real estate to be agreed upon at a later date. During the second quarter of 1999, the Company modified the Settlement Agreement to provide that Heartland would (a) pay $1.1 million on or before December 31, 2000, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date.

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

The Company is a third party defendant in a suit filed in the United States District Court for the Northern District of Illinois in which the plaintiff railroad employee alleges that while he was riding the bottom step of a locomotive a piece of rail attached to a frog struck the step, causing the step to bend and injure the plaintiff's foot. The defendant/third party plaintiff alleges that the Company negligently removed trackage so as to leave the rail piece in place. The Company has not yet determined its exposure or tendered the defense to its insurance carriers.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Unitholders of Heartland in the fourth quarter ended December 31, 1999.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Units are listed and traded on the American Stock Exchange under the symbol "HTL". The Units began trading on a "when issued" basis on June 20, 1990. The following table sets forth the high and low sales prices per Unit by quarter for the years ended December 31, 1999 and 1998.

1999                     High               Low
First quarter            $16 5/8            $13 7/8
Second quarter            18                 14 5/8
Third quarter             17 7/16            15 1/4
Fourth quarter            23 1/4             15 1/4


1998

First quarter            $16 1/4            $15
Second quarter            17 3/4             15
Third quarter             18 3/4             15
Fourth quarter            17                 12 1/8


Based on records maintained by Heartland's Unit transfer agent and registrar, there were approximately 583 record holders of Heartland's Units as of March 9, 2000.

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

Heartland's Available Cash Flow will be derived from CMC, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVII and LCL. When available and appropriate, the General Partner expects to cause Heartland to make distributions of Heartland's Available Cash Flow in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest, and 1% to the General Partner, although there can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. Future lenders to Heartland may impose restrictions on Heartland's ability to make distributions. In addition, distributions may not be made to Unitholders until Heartland has paid to HTI (or its assignee) all accrued and unpaid management fees pursuant to the Management Agreement between Heartland and HTI. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions of the last day of any calendar month.

Item 6.  Selected Financial Data

Following is a summary of Heartland's selected financial data for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 (amounts in thousands except per Unit data):

 Operating Statement Data:                              1999            1998           1997            1996          1995
                                                        ----            ----           ----            ----          ----
 Net operating (loss)                              $   (5,010)     $   (6,998)    $   (3,096)      $    (733)     $  (5,422)
 Other income and (expense)                             1,253             914            933           1,125          1,375
                                                   ----------      ----------     ----------       ---------      ---------
 Net income (loss)                                 $   (3,757)     $   (6,084)    $   (2,163)      $     388      $  (4,047)
                                                   ==========      ==========     ==========       =========      =========
 Net income (loss) allocated to General
   Partner and Class B Interest                    $   (3,757)     $     (182)    $      (33)      $       6      $     (61)
                                                   ==========      ==========     ==========       =========      =========
 Net income (loss) allocated
   to Class A units                                $       --      $   (5,902)    $   (2,130)      $     382      $  (3,986)
                                                   ==========      ==========     ==========       =========      =========

 Net income (loss) per Class A Unit                $       --      $    (2.76)    $    (0.99)      $    0.18      $   (1.86)
                                                   ==========      ==========     ==========       =========      =========
 Distribution declared per Class A limited
   partnership unit                                $       --      $       --     $     0.75       $    1.25      $      --
                                                   ==========      ==========     ==========       =========      =========

                                   DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
Balance Sheet Data                    1999               1998               1997               1996               1995
                                      ----               ----               ----               ----               ----
Net Properties                       $50,751            $28,052            $23,196            $21,051            $20,747
Total assets                          57,256             33,231             26,838             28,040             27,841
Allowance for claims
  and liabilities                      2,804              2,762              2,169              2,660              2,492
Total liabilities                     51,604             23,822             11,347              8,755              6,181
Partners' capital                      5,652              9,409             15,491             19,285             21,660

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward - looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. The Company's actual future results, performance or achievement of results and the value of your Units, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protections of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income, interest income and proceeds from sales of securities. Cash and marketable securities at amortized cost were $4,412,000 (including $4,182,000 of restricted cash) at December 31, 1999, $3,828,000 (including $2,564,000 of restricted cash) at December 31, 1998 and $2,757,000 (including $724,000 of restricted cash) at December 31, 1997. The increase of $584,000 from December 31, 1998 to December 31, 1999 was primarily due to the increase in deposits from Kinzie Station sales. The increase of $1,071,000 from December 31, 1997 to December 31, 1998 was due primarily to the four parcels of land sold in December 1998 for total revenues of $2,165,000. Also, there was a decrease of $3,235,000 from December 31, 1996 to December 31, 1997. This is mainly attributable to the liquidation of marketable securities to make the cash distribution of $2.7 million paid January 3, 1997 to unitholders of record at December 31, 1996 and capital expenditures for land development and construction costs at Osprey Cove, St. Marys, GA and Kinzie Station, Chicago, IL. On January 7, 1998, Heartland distributed approximately $1,600,000 in cash to unitholders of record on December 29, 1997. (see the Consolidated Statements of Cash Flows).

Netcash used in operating activities was ($18,208,000) in 1999, compared to ($6,707,000) in 1998 and ($2,900,000) in 1997. The cash used in operating activities for 1999 compared to 1998 increased ($11,501,000). This is primarily due to the higher construction and selling costs paid in conjunction with construction of the Kinzie Station Tower building and increased home building activities of ($15.4 million). The cash used in operating activities for 1998
compared to 1997 increased ($3,807,000).   This is primarily due to the higher
construction and selling costs paid in conjunction with increased home building activities of ($3.3 million). (see the Consolidated Statements of Cash Flows).

Proceeds from property sales provided cash flow of $11,548,000 in 1999, $6,231,000 in 1998 and $7,127,000 in 1997. Sales in 1999 consists of 20 units in
Osprey Cove for $4,975,000, 13 units in Longleaf for $2,989,000, 6 units in Rosemount for $999,000 and a parcel of land in Milwaukee, WI for $1,100,000. Sales in 1998 consists of 13 units in Osprey Cove for $3,141,000 and four parcels of land; Dubuque, IA, $450,000, Minneapolis, MN, $900,000, Moses Lake, WA $440,000 and St. Paul, MN, $375,000. These four sales totaled $2,165,000. Significant property sales in 1997 consists of the $3,000,000 sale of the Humboldt Yard property in Chicago, the sale of the final parcel of the Goose Island property in Chicago for about $1,458,000 and a sale of a parcel at the Menomonee Valley property of about $454,000. Also included in 1997 are the sales of the first 2 units in Osprey Cove which amounted to $507,000

Portfolio income is derived principally from the investment of cash not required for operating activities ("excess cash") in various U.S. Government and corporate obligations. Portfolio income for 1999 was $123,000 compared to $63,000 for 1998 and $62,000 for 1997.

Heartland has approximately 160 active leases on its real estate properties, which generated $772,000 of revenue in 1999, $886,000 of revenue in 1998 and $1,104,000 in 1997. The decrease in rental income between 1997 and 1998 is due to two tenants who vacated their spaces in the Company's office building in Milwaukee, WI. New leasing activity at the Milwaukee office building is pending finalization of the receipt of Federal and State grants, which will be used for the modernization and restoration of the facility.

As of December 31, 1999, Heartland had designated 15 sites, or approximately 890 acres with a book value of approximately $10,000,000, for development. Capitalized expenditures at these sites were $32,247,000 in 1999, $9,157,000 in 1998 and $5,112,000 in 1997. At December 31, 1999, capitalized costs on development properties including housing inventories totaled $37,024,000. Expenditures which significantly increase the value and are directly identified with a specific project are capitalized.

At December 31, 1999, land held for sale consists of 14,458 acres with a book value of $766,000. It will be disposed of in an orderly fashion. It is anticipated that it will take beyond the year 2001 to dispose of most of these properties.

The cost of property sales for 1999 was $9,772,000 or 85% of sales proceeds, $4,405,000 or 70% of sales proceeds for 1998 and $3,407,000 or 48% for 1997.
The increase in the cost of sale ratio from 1999 to 1998 is primarily due to the low volume of homes closed in the home building operations. The indirect overhead costs associated with producing the homes reduced the home building gross profit significantly. The increase in the cost of sale ratio for 1998 compared to 1997 is due to the 13 home sales in Osprey Cove. The Osprey Cove revenues represented 50% of total revenues.

It is not expected that future cost of sales ratios for real estate other than development projects and home sales will change materially from ratios experienced in 1997, as the balance of Heartland's real estate other than development projects consists primarily of railroad properties acquired over the past 150 years at values far lower than current fair values.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $2.4 million at December 31, 1999 and 1998 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

In addition, Heartland has established an allowance for resolution of non-environmental claims of $.4 million at December 31, 1999 and 1998.

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

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. On May 14, 1997, CMC signed a line of credit agreement in the amount of $5 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL and pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve. The agreement terminated on May 1, 1998, but was extended through June 30, 1998. On June 30, 1998, the loan was amended extending the maturity date to April 30, 1999, and increasing the line to $8.5 million. The Company has subsequently pledged additional cash in the amount of $350,000 bringing the total interest reserve to $850,000. On October 23, 1998, CMC amended the loan temporarily increasing the line to $9,500,000 and reducing net worth requirements to $8,500,000. The $1,000,000 temporary increase was paid back in December 1998. In April of 1999, the Company extended the maturity of the loan to April 29, 2000, increased the amount of the credit facility from $8,500,000 to $11,500,000, increased the interest reserve from $850,000 to $1,150,000, reduced the net worth requirement from $8,500,000 to $5,500,000 and granted LNB a first lien on a property in Milwaukee, Wisconsin. In
November 1999, the Company increased the amount of the credit facility to $13,300,000 and pledged as additional collateral its interest in the Goose Island Joint Venture. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (9.5% at December 31, 1999). At December 31, 1999, $11,800,000 had been advanced to the Company by LNB against the line of credit. (See Note 4 to the Consolidated Financial Statements). On March 20, 2000, the Company executed documents with LNB that increased the credit facility to $15,300,000 and extended the maturity date of the loan to December 31, 2000. Heartland also granted LNB a first lien on 177 acres, located in Fife, Washington.

Results of Operations

For the year ended December 31, 1999, operations resulted in a net loss of $3,757,000 or $0 per Class A Unit. Operations for the years ended December 31, 1998 and 1997 resulted in a net loss of $6,084,000 or $2.76 per Class A Unit and a net loss of $2,163,000 or $0.99 per Class A Unit, respectively.

The net loss in 1999 compared to the net loss in 1998 decreased $2,327,000 due to total operating expenses decreasing $2,038,000. The expense reduction took place primarily in the environmental and general and administrative expenses.

The net loss in 1998 compared to the net loss in 1997 increased $3,921,000 due to selling expenses increasing $1,380,000 related to Osprey Cove, Kinzie Station, Longleaf and Rosemount, an increase in the environmental reserve expense of $1,383,000 and a decrease in gross profit on property sales of $1,894,000 offset by a decrease in real estate tax expense of $304,000.

Heartland has approximately 160 active leases on its real estate properties, which generated $772,000 of revenue in 1999, $886,000 in 1998, and $1,104,000 in
1997. The decrease in rental income between 1997 and 1998 is due to two tenants who vacated their spaces in the Company's office building in Milwaukee, Wisconsin. New leasing activity in that building is pending modernization and restoration of the facility.

Total operating expenses for 1999 were $6,786,000 compared to $8,824,000 for 1998 and $6,816,000 for 1997. The decrease of $2,038,000 in 1999 compared to
1998 is primarily due to decreased general and administrative expenses of $460,000 and a decrease in environmental expenses of $1,083,000. The increase of $2,008,000 in 1998 compared to 1997 is primarily due to increased selling expense of $1,380,000 in Osprey Cove, Kinzie Station, Longleaf and Rosemount and increases in the environmental reserve expense of $1,383,000 offset by a decrease in property taxes of $304,000.

Economic and Other Conditions Generally

The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions, changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on the financial conditions of Heartland.

Access to Financing.

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of December 31, 1999, Heartland's total consolidated indebtedness was $32,770,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at December 31, 1999, is $32,770,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate plus 0.00% to 1.00%. See Note 4 to the Consolidated Financial Statements. An adverse change of 1.00% in the prime rate would increase the yearly interest incurred by approximately $328,000.

Year 2000

As of December 31, 1999, the Company had completed its two-year technology plan, which included initiatives to mitigate any material risks associated with the year 2000 issues. This technology plan resulted in the re-design and replacement of most of the Company's information systems and equipment platforms.

The Company also identified areas other than these information systems for which it might be at risk due to the year 2000, including telecommunications systems and third party vendors. As of December 31, 1999, the Company had upgraded or replaced all non-compliant telecommunications systems, identified risk issues and installed upgrade software system-wide.

The Company incurred approximately $200,000 to complete this project. Approximately $150,000 was capitalized for new systems, software and equipment and approximately $50,000 was expensed.

Through March 30, 2000, the Company has not encountered any year 2000 related issues which would have affected its operations in the areas described above. It will continue to monitor its internal software and equipment over the next few months to detect whether any such problems arise. No future significant expenditures are expected related to year 2000 compliance.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of
Operations: Economic and Other Conditions and Interest Rate Sensitivity.

Item 8.  Financial Statement and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

To the Partners and Unitholders of Heartland Partners, L.P.

We have audited the accompanying consolidated balance sheets of Heartland Partners, L.P. (the "Partnership") as of December 31, 1999 and 1998 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heartland Partners, L.P. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                   Ernst & Young LLP

Chicago, Illinois
March 17, 2000, except as to
the second paragraph of Note 12,
as to which the date is March 20, 2000
and except as to the third paragraph
of Note 12, as to which the date is
March 24, 2000.

                           HEARTLAND PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1999 and 1998
                            (amounts in thousands)

                                                                                             1999              1998
                                                                                             ----              ----
ASSETS:
------
Cash............................................................................           $   230           $ 1,115
Restricted cash.................................................................             4,182             2,564
Marketable securities (amortized cost of $149 in 1998)..........................               -0-               149
Accounts receivable (net of allowance of $416 in 1999 and 1998).................               373               353
Due from affiliate..............................................................             1,093               442
Prepaid and other assets........................................................               217               278
Investment in joint venture.....................................................               410               278
                                                                                           -------           -------
    Total.......................................................................             6,505             5,179
                                                                                           -------           -------

Property:
Land, buildings and other.......................................................             4,049             3,563
 Less accumulated depreciation..................................................             1,065               931
                                                                                           -------           -------
Net Land, buildings and other.........................................................       2,984             2,632
Land held for sale..............................................................               766               930
Housing inventories.............................................................            34,263            13,978
Land held for development.......................................................             5,287             5,490
Capitalized predevelopment costs................................................             7,451             5,022
                                                                                           -------           -------
 Net Properties.................................................................            50,751            28,052
                                                                                           -------           -------
Total Assets....................................................................           $57,256           $33,231
                                                                                           =======           =======

LIABILITIES:
-----------
Notes payable...................................................................           $32,770           $13,492
Accounts payable and accrued expenses...........................................            10,330             2,636
Management fee due affiliate....................................................                --               283
Accrued real estate taxes.......................................................               893             1,075
Allowance for claims and liabilities............................................             2,804             2,762
Unearned rents and deferred income..............................................             1,733             1,862
Other liabilities...............................................................             3,074             1,712
                                                                                           -------           -------
    Total Liabilities...........................................................           $51,604           $23,822
                                                                                           -------           -------
PARTNERS' CAPITAL:
-----------------
General Partner.................................................................                --                --
Class A Limited Partners - 2,142 units authorized, issued and outstanding.......                --                --
Class B Limited Partner.........................................................             5,652             9,409
                                                                                           -------           -------
    Total Partners' Capital.....................................................             5,652             9,409
                                                                                           -------           -------
Total Liabilities and Partners' Capital.........................................           $57,256           $33,231
                                                                                           =======           =======

          See accompanying notes to Consolidated Financial Statements

                           HEARTLAND PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
             For the Years Ended December 31, 1999, 1998, and 1997
                            (amounts in thousands)

                                                                                              Unrealized
                                                                                             Holding Gain
                                                                    Class A      Class B      (Loss) on
                                                        General     Limited      Limited      Marketable
                                                        Partner     Partners     Partner      Securities        Total
                                                        -------     --------     -------      ----------        -----
Balances at January 1, 1997..........................  $    66      $ 9,639      $ 9,582      $        (2)     $19,285
Net loss.............................................      (22)      (2,130)         (11)              --       (2,163)
Distribution.........................................      (16)      (1,607)          (8)              --       (1,631)
                                                       -------      -------      -------      -----------      -------

Balances at December 31, 1997........................       28        5,902        9,563               (2)      15,491
Net Loss.............................................      (28)      (5,902)        (154)              --       (6,084)
Marketable securities fair value adjustment..........       --           --           --                2            2
                                                       -------      -------      -------      -----------      -------

Balances at December 31, 1998........................  $    --      $    --        9,409               --        9,409

Net loss.............................................       --           --       (3,757)              --       (3,757)
                                                       -------      -------      -------      -----------      -------
Balances at December 31, 1999........................  $    --      $    --      $ 5,652      $        --      $ 5,652
                                                       =======      =======      =======      ===========      =======

          See accompanying notes to Consolidated Financial Statements

                           HEARTLAND PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1999, 1998 and 1997
               (amounts in thousands, except for per unit data)

                                                                                   1999           1998           1997
                                                                                   ----           ----           ----
Income:
-------

     Property sales........................................................    $   11,548     $    6,231    $    7,127
     Less: Cost of property sales..........................................         9,772          4,405         3,407
                                                                               ----------     ----------    ----------

  Gross profit on property sales...........................................         1,776          1,826         3,720
                                                                               ----------     ----------    ----------

Operating Expenses:
-------------------
     Selling expenses......................................................         3,570          3,845         2,465
     General and administrative expenses...................................         2,659          3,119         3,570
     Real estate taxes.....................................................           179            399           703
     Environmental expense.................................................           378          1,461            78
                                                                               ----------     ----------    ----------

  Total operating expenses.................................................         6,786          8,824         6,816
                                                                               ----------     ----------    ----------

  Net operating (loss).....................................................        (5,010)        (6,998)       (3,096)

Other Income and (Expense):
---------------------------
     Portfolio income......................................................           123             63            62
     Rental income.........................................................           772            886         1,104
     Other income..........................................................           917            514           286
     Depreciation..........................................................          (134)          (124)          (94)
     Management fee........................................................          (425)          (425)         (425)
                                                                               ----------     ----------    ----------

  Total other income and (expense).........................................         1,253            914           933
                                                                               ----------     ----------    ----------

  Net (loss)...............................................................    $   (3,757)    $   (6,084)   $   (2,163)
                                                                               ==========     ==========    ==========

  Net (loss) allocated to General Partner..................................    $       --     $      (28)   $      (22)
                                                                               ==========     ==========    ==========

  Net (loss) allocated to Class B limited partner..........................    $   (3,757)    $     (154)   $      (11)
                                                                               ==========     ==========    ==========

  Net (loss) allocated to Class A limited partners.........................    $       --     $   (5,902)   $   (2,130)
                                                                               ==========     ==========    ==========

  Net (loss) per Class A limited partnership unit..........................    $       --     $    (2.76)   $    (0.99)
                                                                               ==========     ==========    ==========

  Average number of Class A limited partnership units outstanding..........         2,142          2,142         2,142
                                                                               ==========     ==========    ==========

  Distributions declared per Class A limited partnership unit..............    $       --     $       --    $     0.75
                                                                               ==========     ==========    ==========

          See accompanying notes to Consolidated Financial Statements

                           HEARTLAND PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1999, 1998, and 1997
                            (amounts in thousands)

                                                                                    1999           1998          1997
                                                                                    ----           ----          ----
Cash Flow from Operating Activities:
------------------------------------
Net (loss)...................................................................   $   (3,757)   $   (6,084)   $   (2,163)
Adjustments reconciling net (loss) to net cash used in operating activities:
Bad debt expense..............................................................           --           211            98
Depreciation..................................................................          134           124            94
Accretion of discount on securities...........................................           --            --           (21)
Loss (Gain) on sale of securities.............................................           --            --             3
Net change in allowance for claims and liabilities............................           42           593          (491)
Net change in assets and liabilities:
     Decrease (increase) in accounts receivable...............................         (671)         (313)          181
     Increase in housing inventories..........................................      (20,285)       (4,852)       (3,486)
     Decrease in land held for sale...........................................          164           233           123
     Decrease in land held for development....................................          203           790           158
     (Increase) decrease in capitalized development costs.....................       (2,429)         (818)        1,369
     Increase (decrease) in accounts payable and accrued liabilities..........        7,694         1,895           476
     (Decrease) increase in management fee due affiliate......................         (283)         (142)           --
     Net change in other assets and liabilities...............................          980         1,656           759
                                                                                 ----------    ----------    ----------
Net cash used in operating activities.........................................      (18,208)       (6,707)       (2,900)
                                                                                 ----------    ----------    ----------

Cash Flow from Investing Activities:
-----------------------------------
Additions to land, buildings and other........................................         (486)         (333)         (645)
Net (purchases) sales and maturities of marketable securities.................          149            (6)        4,636
                                                                                 ----------    ----------    ----------
Net cash (used in) provided by investing activities...........................         (337)         (339)        3,991
                                                                                 ----------    ----------    ----------

Cash Flow from Financing Activities:
-----------------------------------
Advances on notes payable, net................................................       19,278         9,742         3,011
Increase in restricted cash...................................................       (1,618)       (1,840)         (424)
Distribution paid to unitholders..............................................           --        (1,631)       (2,719)
                                                                                 ----------    ----------    ----------
Net cash provided by (used in) financing activities...........................       17,660         6,271          (132)
                                                                                 ----------    ----------    ----------
Net (decrease) increase in cash...............................................         (885)         (775)          959
Cash at beginning of year.....................................................        1,115         1,890           931
                                                                                 ----------    ----------    ----------
Cash at end of year...........................................................   $      230    $    1,115    $    1,890
                                                                                 ==========    ==========    ==========

Supplemental Disclosure of Non Cash Operating Activities:
--------------------------------------------------------
Net land held for development and capitalized development costs transferred
to housing inventories........................................................   $       --    $    5,034    $       --
                                                                                 ==========    ==========    ==========

          See accompanying notes to Consolidated Financial Statements

                           Heartland Partners, L.P.
                  Notes to Consolidated Financial Statements
             For the years ended December 31, 1999, 1998 and 1997

Organization

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI is the general partner of Heartland (in such capacity, the "General Partner"). In July 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland and CMC, formed CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership, to undertake a planned housing development in Rosemount, Minnesota ("Bloomfield or Rosemount"). CMC has a 100% membership interest in CMC Heartland Partners II ("CMCII"), CMC Heartland Partners III ("CMCIII"), CMC Heartland Partners IV ("CMCIV"), CMC Heartland Partners V ("CMCV"), CMC Heartland Partners VI ("CMCVI"), CMC Heartland Partners VII ("CMCVII") and CMC Heartland Partners VIII ("CMCVIII"). CMCII was formed to participate in the Goose Island Industrial Park joint venture in Chicago, Illinois. CMCIII was formed in 1997 to develop a portion of the Kinzie Station property in Chicago, IL. CMC IV was formed in 1998 and is developing approximately 177 acres in Fife, Washington. CMCV was formed in 1996 to acquire finished lots, sell and to construct homes in Osprey Cove ("Osprey"), a master-planned residential community in St. Marys, GA. CMCVII was formed in 1998 to acquire and engage in sales, marketing and construction of homes in the Longleaf Country Club, Southern Pines, NC ("Southern Pines or Longleaf"). CMCVI and CMCVIII were formed at various times to acquire and hold future acquisitions. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sales agent in the St. Marys, Southern Pines and Kinzie Station developments. LCL is also the general contractor in the St. Marys development. CMC owns 100% of the stock of Lifestyle Construction Company, Inc. ("LCC") which serves as the general contractor in North Carolina. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCL and LCC.

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

The General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On November 24, 1997, Heartland declared a cash distribution in the amount of $1.6 million to Unitholders and Partners of record on December 29, 1997, that was paid on January 7, 1998. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions of the last day of any calendar month.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)


At December 31, 1999, land held for sale consisted of approximately 14,458 acres of scattered land parcels. States in which large land holdings are located are Illinois, Iowa, Minnesota, Montana, North Dakota, South Dakota, Washington, and Wisconsin. The remaining acreage is located in Idaho, Indiana, Michigan and Missouri.

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

Improved properties of value to Heartland include a three-story office building with 60,000 square feet of space in Milwaukee, Wisconsin and a two-story warehouse/office building in northwestern Chicago used for the storage of partnership records.

At December 31, 1999, property available for development, including housing inventories, consisted of 15 sites comprising approximately 890 acres. The book value of this land is $10 million or an average of $11,200 per acre. Heartland reviews these properties to determine whether to hold, develop, either solely or with a third party joint venturer, or sell them. Heartland's objective for these properties is to maximize unitholder value over a period of years.

Heartland has a 3.88 acre site in Chicago, Illinois known as Kinzie Station under development. Phase I consists of 163 units in a Tower Building, 24 units in a Plaza Building and 5 Townhomes. CMC is also selling and building single family homes in Osprey Cove located in St. Marys, Georgia, Longleaf Country Club in Southern Pines, North Carolina and the Bloomfield community in Rosemount, Minnesota. These sites are classified as housing inventories. Heartland has decided to cease operations in Osprey Cove and Bloomfield. The homes and lot inventories will be sold in the ordinary course of business.

2.   Summary of Significant Accounting Policies

Consolidation
-------------

The consolidated financial statements include the accounts of Heartland; CMC, its 99.99% owned operating partnership; HDC, 100% owned by Heartland; CMCI, 1% general partnership interest owned by HDC and 99% owned by CMC; CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCL and LCC, each 100% owned by CMC. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

Revenues from housing and land sales are recognized in the period in which title passes and cash is received.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)

Marketable Securities
---------------------

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Debt securities that the Company does not have the positive intent or ability to hold to maturity, and all marketable equity securities are classified as available-for-sale and are carried at fair value. All of Heartland's marketable securities held at December 31, 1998 were classified as available-for-sale. Unrealized holding gains and losses on securities classified as available-for-sale are reported as a separate component of partner's capital. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains (losses). Premiums and discounts on marketable securities are amortized on a straight-line basis using the maturity date of the security to determine the amortization period and such amortization is included in interest income. The cost of securities sold is based on the specific identification method.

Properties
----------

Properties are carried at their historical cost. Expenditures which significantly improve the values or extend useful lives of the properties are capitalized. Predevelopment costs including interest, financing fees, and real estate taxes that are directly identified with a specific development project are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is provided for financial statement purposes over the estimated useful life of the respective assets ranging from 7 years for office equipment and fixtures to 40 years for building and improvements primarily using the straight-line method. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $134,000, $124,000, $94,000, respectively.

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

Housing inventories, (including completed model homes), consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost which is not in excess of fair value. Land, land development, and indirect costs are allocated to cost of sales on the basis of units sold in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units sold for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value is less than the cost. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value.

As of December 31, 1999 and 1998, management is not aware of any impairment losses in the Company's real estate assets. Accordingly, no impairment losses were recognized during any of the years presented.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)

Housing inventories consisted of the following at December 31, 1999, and 1998:

                                                                        1999            1998
                                                                        ----            ----
     Land under development...................................         $ 4,690         $ 4,568

     Direct construction costs................................          19,381           2,109

     Capitalized project costs................................          10,192           7,301
                                                                       -------         -------
                                                                       $34,263         $13,978
                                                                       =======         =======

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

Fair Value of Financial Instruments
-----------------------------------

Management has considered fair value information relating to its financial instruments at December 31, 1999. For cash and marketable securities, the carrying amounts approximate fair value. For variable rate debt that reprices frequently, fair values approximate carrying values. For all remaining financial instruments, carrying value approximates fair value due to the relatively short maturity of these instruments.

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

Heartland's assets are carried at historical cost. At December 31, 1999, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

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

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)

The Company has two primary reportable business segments, which consist of land sales and property development (See Note 11 to the Consolidated Financial Statements).

Reclassification
----------------

Certain reclassifications have been made to the previously reported 1998 and 1997 statements in order to provide comparability with the 1999 statements. These reclassifications have not changed the 1998 and 1997 results.

3.  Restricted Cash

On May 14, 1997, CMC established a line of credit agreement in the amount of $5 million with LaSalle National Bank ("LNB") pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve. During 1998, LNB increased the line of credit to $8.5 million and extended the maturity date of the loan to April 30, 1999, pursuant to which CMC pledged additional cash in the amount of $350,000 as an interest reserve. In April 1999, LNB increased the credit facility to $11,500,000 and extended the maturity date of the loan to April 29, 2000. At that time, CMC pledged an additional $300,000 as an interest reserve. On November 30, 1998, CMCI executed an agreement for a $2,500,000 loan with Bank One relating to the Bloomfield project pursuant to which CMCI has pledged $500,000 in cash as an interest reserve. Restricted cash also includes purchasers' earnest money escrow deposits of $2,522,000 and $1,204,000 at December 31, 1999, and 1998, respectively and a $10,000 construction improvement bond held by the Osprey Cove Homeowners Association. The total restricted cash at December 31, 1999 and 1998 was $4,182,000 and $2,564,000, respectively.

4.  Notes Payable

On May 14, 1997, CMC signed a line of credit agreement in the amount of $5 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL which had a carrying value of $6,065,000 and $5,278,000 as of December 31, 1999, and 1998, respectively.
Also, pursuant to the line of credit agreement, CMC pledged cash in the amount of $500,000 as an interest reserve. The agreement terminated on May 1, 1998, but was extended through June 30, 1998. On June 30, 1998, the loan was amended extending the maturity date to April 30, 1999, and increasing the line to $8.5 million. The Company has subsequently pledged additional cash in the amount of $350,000 bringing the total interest reserve to $850,000. On October 23, 1998, CMC amended the loan temporarily increasing the line to $9,500,000 and reducing net worth requirements to $8,500,000. The $1,000,000 temporary increase was paid back in December 1998. In April of 1999, the Company extended the maturity of the loan to April 29, 2000, increased the amount of the credit facility from $8,500,000 to $11,500,000, reduced the net worth requirement form $8,500,000 to $5,500,000 and granted LNB a first lien on a property in Milwaukee, Wisconsin which had a carrying value of $3,035,000 at December 31, 1999.The Company has subsequently pledged additional cash in the amount of $300,000 bringing the total interest reserve to $1,150,000. In November 1999, the Company increased the amount of the credit facility to $13,300,000 and pledged as additional collateral its interest in the Goose Island Joint Venture which had a carrying value of $410,000 as of December 31, 1999. Advances against the line of credit bear interest at the prime rate of LNB plus 1.0% (9.5% at December 31, 1999). At December 31, 1999, and 1998, $11,800,000 and $8,321,000 respectively, had been advanced to the Company by LNB against the line of credit. On March 20, 2000 the Company executed documents with LNB that increased the credit facility to $15,300,000 and extended the maturity date of the loan to December 31, 2000. Heartland also granted LNB a first lien on 177 acres, located in Fife, Washington which had a carrying value of $3,891,000 at December 31, 1999.

On December 30, 1996, CMCV signed a revolving line of credit agreement in the amount of $3 million with Bank of America ("B of A"), formerly NationsBank, N.A., to acquire lots and construct houses in the Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMC granted a first mortgage to B of A on specific lots in said subdivision with

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)

a carrying value of $1,803,000 and $5,138,000 at December 31, 1999, and 1998,
respectively. On December 30, 1999, Heartland entered into a modification agreement to its December 30, 1996, revolving line of credit agreement in the amount of $3 million for Osprey Cove to extend the maturity date to June 30, 2000. The line of credit with B of A bears interest at the prime rate of B of A plus 1% (9.5% at December 31, 1999). At maturity, all outstanding advances and any accrued interest must be paid. B of A had advanced against the revolving line of credit at December 31, 1999, and 1998, $1,514,000 and $2,288,000,
respectively. Under the terms of the agreement, CMCV is required to maintain a minimum net worth of $500,000 and a minimum leverage ratio not to exceed 4:1.

In the fourth quarter of 1999, First National Bank of St. Mary's ("FNB") in Georgia made two loans totaling $588,374 to build two unsold homes in Osprey Cove. The carrying value of these two homes is $557,000 at December 31, 1999. The loan terms are for one year and bear interest at the prime rate plus 1% (9.5% at December 31, 1999). At December 31, 1999, FNB had advanced $463,000 to the Company on the two loans.

In December, 1998, the Company signed a commitment letter for a $3,000,000 line of credit with B of A to construct homes in the Longleaf community. B of A provided individual loans on each home as it is started. The developer subordinated its lot to B of A's construction loan. The term of each loan was one year and interest accrued at the B of A prime rate plus 1%. On December 9, 1999, Heartland executed an agreement for a $5,000,000 revolving credit line for the construction of homes in Longleaf with Bank One of Illinois ("Bank One"). The first draw from Bank One on December 9, 1999 was used to purchase 22 lots (of which 3 closed in 1999) from the developer for $690,500 and repaid B of A all outstanding principal and accrued interest. As new homes to be built are added to the revolving credit line, the developer will subordinate its lot to Bank One's revolving credit line. The carrying value of the collateral at December 31, 1999 is $1,815,000. The revolving credit line is for a term of 1 year and bears interest at the prime rate (8.5% at December 31, 1999). At December 31, 1999, $1,441,000 had been advanced by Bank One to the Company. At December 31, 1998, $383,000 had been advanced by B of A to the Company.

On November 30, 1998, Heartland executed an agreement for a $2,500,000 loan from Bank One relating to the Bloomfield project. The loan has a two year term and bears interest at the prime rate (8.5% at December 31, 1999). The outstanding loan balance is $2,470,000 at December 31, 1999. As a condition of the loan, $500,000 was placed in an interest reserve. In addition, Bank One is providing a $1,750,000 development loan, letters of credit for $204,500 to the City of Rosemount and a $4,000,000 revolving credit line for the construction of homes; these credit facilities were executed on February 1, 1999. The loans bear interest at the prime rate (8.5% at December 31, 1999). The loans mature on January 31, 2001 and January 31, 2000, respectively. At December 31, 1999, $506,000 had been advanced against the development loan and $1,175,000 against the revolving line of credit. The Company believes no additional financing will be needed for Phase I. The carrying value of the collateral for these loans is $4,302,000 at December 31, 1999. The Company is currently in negotiations with Bank One to extend the maturity date of the $4,000,000 revolving line of credit to December 1, 2000. While the Company has no reason to believe the extension of the credit facility will not be approved by Bank One, there can be no assurance the contemplated extension will be given. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

On January 6, 1999, the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A ("CB"). The loan bears interest at the prime rate plus 1% (9.5% at December 31, 1999). This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a Construction Contract with the guaranteed maximum price of $24,710,000 which increased to $24,972,282 due to subsequent change orders was entered into with a general contractor. At December 31, 1999 $13,287,000 had been advanced by CB to the Company.

On October 20, 1999, the Company executed loan documents with Bank One for a loan of $5,250,000 to construct the Kinzie Station Plaza building. The loan is for a term of 3 years and bears interest at the prime rate (8.5% at December 31, 1999). The loan is collateralized by real estate contained in the project. On September 7, 1999, a construction

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)

contract with the guaranteed maximum price of $4,864,022 was entered into with a general contractor. At December 31, 1999, $114,000 had been advanced by Bank One to the Company.

During the years ended December 31, 1999, 1998, and 1997, the Company incurred and paid interest on loans in the amount of $2,062,000, $802,000 and $189,000, respectively, of which $2,062,000, $802,000 and $189,000 was capitalized.

5.  Recognition and Measurement of Environmental Liabilities

It is Heartland's practice to evaluate environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then an allowance in the minimum amount of the range is established. Environmental costs which are incurred in connection with Heartland's development activities are expensed or capitalized as appropriate. (See Note 8.)

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

6.  Related Party Transactions

CMC has a management agreement with HTI, pursuant to which CMC is required to pay HTI an annual management fee in the amount of $425,000 until the year ended December 31, 1999. In February 1998, CMC paid HTI the $425,000 1997 deferred management fee. $142,000 of the 1998 management was paid in 1998. In 1999, the balance of the 1998 fee of $283,000 was paid as well as 100% of the 1999 fee.

Under a management services agreement, HTI reimburses Heartland for reasonable and necessary costs and expenses for services totaling $368,000 for the year ended December 31, 1999, $300,000 for the year ended December 31, 1998 and $228,000 for the year ended December 31, 1997. HTI owes CMC $1,093,000 as of December 31, 1999, related to these expenses. Included in this amount owed CMC is $56,000 of interest accrued on past due amounts owed during the year 1999. Interest was computed using the prime rate plus 2 1/4% (10.75% at December 31, 1999).

7.  Leases

Heartland is a lessor under numerous property lease arrangements with varying lease terms. The majority of the leases are cancelable by either party upon thirty to sixty days notice and provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes, maintain insurance and maintain the condition of the property. Heartland has several major leases on buildings and land in Chicago, Illinois and Milwaukee, Wisconsin which account for over half of Heartland's annual rental income. The land,

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)

buildings and other improvements had a net carrying value of $2,984,000 and $2,632,000 at December 31, 1999 and 1998, respectively. These amounts are net of depreciation and include corporate furniture and fixtures as well as other buildings and improvements.

Heartland has one non-cancellable operating lease for $114,401 per year that will continue as long as the lessee operates its railroad line.

Heartland leases its office premises as well as offices at certain development sites and certain equipment under various operating leases. Future minimum lease commitments under non-cancellable operating leases are as follows:

 2000...............................................................................      $194,000
 2001...............................................................................        90,000
 2002...............................................................................        50,000
 2003...............................................................................        24,000
                                                                                          --------
   Total............................................................................      $358,000
                                                                                          ========

Rent expense for the years ended December 31, 1999, 1998, and 1997 was $213,000, $294,000, and $133,000, respectively.

8.  Legal Proceedings and Contingencies

At December 31, 1999, and 1998, Heartland's allowance for claims and liabilities was approximately $2.8 million in each year. During the years ended December 31, 1999, 1998, and 1997, $378,000, $1,461,000 and $78,000, respectively, was recorded in respect to environmental matters. Significant legal matters are discussed below.

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

On October 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified effective June 1999, in which the Port released all claims and the Company agreed either to (a) pay $1.1 million on or before December 31, 2000, plus interest from January 1, 1999, or (b) to convey to the Port real property to be agreed upon at

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)

a later date. At December 31, 1999, and 1998, Heartland's allowance for claims and liabilities for this site was $1,100,000 for each year.

The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

Wheeler Pit, Janesville, Wisconsin
----------------------------------

In November 1995 the Company settled an environmental claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The settlement calls for the Company to pay General Motors $800,000 at $200,000 annually for four years, 32% of the monitoring costs for twenty-five years beginning in 1997 and 32% of governmental oversight costs; the oversight costs not to exceed $50,000. Payments of $200,000 were made in 1995, 1996, 1997 and 1998. A payment of $50,000 for past government oversight costs was made in October 1998. At December 31, 1999, and 1998, Heartland's allowance for claims and liabilities for this site was $189,000 and $184,000, respectively.

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

The Company has petroleum groundwater remediation projects or long term monitoring programs at Austin, Minnesota, Farmington, Minnesota, and Miles City, Montana. At December 31, 1999, and 1998, Heartland's aggregate allowance for claims and liabilities for these sites were $32,000 and $41,000, respectively.

In December 1989, the Minnesota Pollution Control Agency ("MPCA") added a site which includes the Company's Pig's Eye Yard site in St. Paul, Minnesota to its Permanent List of Priorities based on historical records and an initial investigation of soil and groundwater conditions adjacent to Pig's Eye Yard. Portions of this site had been leased to the City of St. Paul for a landfill and to the Metropolitan Waste Control Commission for disposal of incinerator ash. The

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)

site, which includes portions of the adjacent municipal wastewater treatment plant, was placed on the Superfund Accelerated Clean Up Model list in 1993. No potentially responsible parties ("PRPs") have been formally named at this site. The Company sold its interest in this property to the City of St. Paul on April 30, 1999, with the City agreeing to indemnify the Company against certain environmental liabilities.

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

In July 1999, suit was filed against the Company in Minnesota District Court by a buyer under an expired real estate sale contract originally entered into in 1995, and extended to June 30, 1999. The plaintiff in the suit is demanding specific performance by conveyance to it of the vacant 5.95 acre parcel in Minneapolis, Minnesota originally to be sold to the buyer for $562,000 pursuant to the real estate contract. Environmental sampling in 1995 disclosed that the parcel was impacted by releases of regulated materials from the 1960s operations of a former lessee. The Company continues to investigate the environmental condition of the property on a voluntary basis under the direction of the Minnesota Department of Agriculture. At December 31, 1999 and 1998, Heartland's aggregate allowance for claims and liabilities for the Moses Lake, Washington and the 5.95 acre parcel in Minneapolis, Minnesota sites were $653,000 and $524,000, respectively.

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

9.  Compensation and Benefits

Heartland sponsors a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. All full-time permanent employees of Heartland are eligible to participate in the plan. A participating employee can authorize contributions to the plan in the form of salary reductions of up to the maximum allowed by the Internal Revenue Code in any plan year. In 1999 Heartland made matching contributions of 25% of each participant's contribution to the plan. Participating 1998 employees were fully vested with respect to salary reduction and Heartland's contributions. For all future participants, they are fully vested with respect to salary reduction immediately but the matching contribution vests at 20% per year. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon showing of financial hardship. Heartland contributed to the plan approximately $58,000 in 1999, $80,000 in 1998, and $60,000 in 1997 on
behalf of all employees.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)

10.  Marketable Securities

At December 31, 1998 and 1997 all marketable securities were classified as available-for-sale. Proceeds from sale and maturities of debt securities during 1999, 1998, and 1997, were $149,000, $297,000, and $9,015,000, respectively.
Purchases of debt securities during 1998 and 1997 were $303,000 and $4,379,000, respectively. The gain on sale of securities in 1997 was approximately $3,000. Proceeds from sales in 1999 and 1998 approximated cost for all securities at the date of sale.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)

11. Reportable Segments

The following tables set forth the reconciliation of net income and total assets for Heartland's reportable segments for the years ended December 31, 1999, 1998 and 1997 (See Note 2 to the Consolidated Financial Statements).

                                                                  Property
      1999 (amounts in thousands)         Land Sales (1)       Development (2)       Corporate (3)        Consolidated
--------------------------------------  ------------------   ------------------   ------------------   ------------------
Revenues:
--------
Property sales                           $           1,485    $          10,063    $               0    $          11,548
Less: cost of property sales..........                 261                9,511                    0                9,772
                                         -----------------    -----------------    -----------------    -----------------
  Gross profit on property sales......               1,224                  552                    0                1,776
                                         -----------------    -----------------    -----------------    -----------------

Operating Expenses:
------------------
Selling expenses......................                 806                2,764                    0                3,570
General and administrative expenses...                   0                  480                2,179                2,659
Real estate taxes.....................                 164                   15                    0                  179
Environmental Expense.................                  94                  284                    0                  378
                                         -----------------    -----------------    -----------------    -----------------

  Total Operating Expenses                           1,064                3,543                2,179                6,786
                                         -----------------    -----------------    -----------------    -----------------

  Net Operating Income (loss)                          160               (2,991)              (2,179)              (5,010)

Other Income and (Expenses):
---------------------------

Portfolio income......................                   0                    0                  123                  123
Rental income.........................                 772                    0                    0                  772
Other income..........................                   0                  917                    0                  917
Depreciation..........................                   0                  (89)                 (45)                (134)
Management fee........................                   0                    0                 (425)                (425)
                                         -----------------    -----------------    -----------------    -----------------

  Total Other Income and (Expense)....                 772                  828                 (347)               1,253
                                         -----------------    -----------------    -----------------    -----------------

Net Income (Loss).....................   $             932    $          (2,163)   $          (2,526)   $          (3,757)
                                         =================    =================    =================    =================

  Properties, net of accumulated
  Depreciation........................   $             783    $          49,171    $             797    $          50,751
                                         =================    =================    =================    =================

  Total assets........................   $           1,156    $          52,650    $           3,450    $          57,256
                                         =================    =================    =================    =================

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)

                                                                 Property
      1998 (amounts in thousands)         Land Sales (1)       Development (2)      Corporate (3)        Consolidated
--------------------------------------  ------------------   ------------------   ------------------   ------------------
Revenues:
--------
Property sales                           $           1,814    $           4,417    $               0    $           6,231
Less: cost of property sales..........                 215                4,190                    0                4,405
                                         -----------------    -----------------    -----------------    -----------------
  Gross profit on property sales......               1,599                  227                    0                1,826
                                         -----------------    -----------------    -----------------    -----------------

Operating Expenses:
------------------
Selling expenses......................                 969                2,876                    0                3,845
General and administrative expenses                      0                  327                2,792                3,119
Real estate taxes.....................                 209                  190                    0                  399
Environmental Expense.................                 248                   25                1,188                1,461
                                         -----------------    -----------------    -----------------    -----------------

  Total Operating Expenses                           1,426                3,418                3,980                8,824
                                         -----------------    -----------------    -----------------    -----------------

  Net Operating Income (loss)                          173               (3,191)              (3,980)              (6,998)

Other Income and (Expenses):
---------------------------

Portfolio income......................                   0                    0                   63                   63
Rental income.........................                 886                    0                    0                  886
Other income..........................                   0                  514                    0                  514
Depreciation..........................                   0                  (84)                 (40)                (124)
Management fee........................                   0                    0                 (425)                (425)
                                         -----------------    -----------------    -----------------    -----------------

  Total Other Income and (Expense)....                 886                  430                 (402)                 914
                                         -----------------    -----------------    -----------------    -----------------

Net Income (Loss).....................   $           1,059    $          (2,761)   $          (4,382)   $          (6,084)
                                         =================    =================    =================    =================
  Properties, net of accumulated
  depreciation........................   $             937    $          26,296    $             819    $          28,052
                                         =================    =================    =================    =================

  Total assets........................   $           1,290    $          29,403    $           2,538    $          33,231
                                         =================    =================    =================    =================

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)

                                                                  Property
       1997 (amounts in thousands)        Land Sales (1)       Development (2)       Corporate (3)        Consolidated
--------------------------------------  ------------------   ------------------   ------------------   ------------------
Revenues:
--------
Property sales                           $           1,708    $           5,419    $               0    $           7,127
Less: cost of property sales..........                 125                3,282                    0                3,407
                                         -----------------    -----------------    -----------------    -----------------
  Gross profit on property sales......               1,583                2,137                    0                3,720
                                         -----------------    -----------------    -----------------    -----------------

Operating Expenses:
------------------
Selling expenses......................                 562                1,903                    0                2,465
General and administrative expenses...                   0                   50                3,520                3,570
Real estate taxes.....................                 182                  521                    0                  703
Environmental Expense.................                   0                   78                    0                   78
                                         -----------------    -----------------    -----------------    -----------------

  Total Operating Expenses                             744                2,552                3,520                6,816
                                         -----------------    -----------------    -----------------    -----------------

  Net Operating Income (loss)                          839                 (415)              (3,520)              (3,096)

Other Income and (Expenses):
---------------------------

Portfolio income......................                   0                    0                   62                   62
Rental income.........................               1,104                    0                    0                1,104
Other income..........................                   0                  286                    0                  286
Depreciation..........................                   0                  (67)                 (27)                 (94)
Management fee........................                   0                    0                 (425)                (425)
                                         -----------------    -----------------    -----------------    -----------------

  Total Other Income and (Expense)....               1,104                  219                 (390)                 933
                                         -----------------    -----------------    -----------------    -----------------

Net Income (Loss).....................   $           1,943    $            (196)   $          (3,910)   $          (2,163)
                                         =================    =================    =================    =================

(1) The Land Sales business segment consists of approximately 14,458 acres of land located throughout 12 states for sale as of December 31, 1999, and related sales and marketing and general and administrative expenses.

(2) The Property Development business segment consists of approximately 890 acres representing 15 sites that Heartland is in the process of developing or homebuilding communities in which the Company is currently acquiring finished lots, selling and building homes. The related selling and operating expenses are also reported for this business segment.

(3) The Corporate level consist of portfolio income from investments, salaries and general and administrative expenses for the employees and occupied office space in Chicago, Illinois.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)

12.  Subsequent Events

In January 2000, the Company executed a sales contract on 103 acres located in Rosemount, Minnesota for $4,000,000. This parcel of land is located adjacent to the Company's 226 acre Bloomfield development. The sale is projected to close by September 29, 2000. While the Company has no reason to believe the above-described sale will not close, the contract contains contingencies typical of such contracts and there can be no assurance the transaction will be completed.

On March 20, 2000, the Company executed documents with LNB that increased the credit facility to $15,300,000 and extended the maturity date of the loan to December 31, 2000. Heartland also granted LNB a first lien on 177 acres located in Fife, Washington which had a carrying value of $3,891,000 at December 31, 1999.

On March 24, 2000, a sales contract was executed by the Company to sell its Galewood property located in Chicago, Illinois for $7,750,000. The sale is projected to close by June 30, 2000. While the Company has no reason to believe the above-described sale will not close, the contract contains contingencies typical of such contracts and there can be no assurance the transaction will be completed.

                                                                     SCHEDULE II
                           HEARTLAND PARTNERS, L.P.
                       VALUATION AND QUALIFYING ACCOUNTS
             For The Years Ended December 31, 1999, 1998 AND 1997
                            (amounts in thousands)

                                                                             Additions
                                                            Balance at       charged to                         Balance
                                                            Beginning        costs and                          at end
                    Description                              Of year         expenses          Payments         of year
                    -----------                              -------         --------          --------         -------
Year Ended December 31, 1999:
Allowance for claims and liabilities...............           $2,762           $  378            $(336)         $2,804
                                                              ======           ======            =====          ======

Year Ended December 31, 1998:
Allowance for claims and liabilities...............           $2,169           $1,461            $(868)         $2,762
                                                              ======           ======            =====          ======

Year Ended December 31, 1997:
Allowance for claims and liabilities...............           $2,660           $   78            $(569)         $2,169
                                                              ======           ======            =====          ======

                                                                    SCHEDULE III
                           HEARTLAND PARTNERS, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999
                            (amounts in thousands)

Description                                                    Cost Capitalized                   Gross Amount at Which
-----------                        Initial Cost to                Subsequent                             Carried
Land, Buildings and Other          Heartland                    to Acquisition (1)                at Close of Period (1)
                                   ---------                    ------------------                ----------------------
                                                                                                     Building,
                                          Buildings &                        Carrying             Improvement and
                                 Land     Improvements    Improvements (3)   Costs(4)    Land      Carrying Costs     Total
                                 ----     ------------    ----------------   --------    ----     ----------------    -----
Chicago, IL...............  (6)  $661     $         --         $      142    $    269    $661          $   411         $1,072
Milwaukee, WI.............         61              816                177         149      61            1,142          1,203

Corporate and other.......  (5)    --               --              1,774          --      --            1,774          1,774
                                 ----     ------------         ----------    --------    ----          -------         ------

TOTAL                            $722     $        816         $    2,093    $    418    $722          $ 3,327         $4,049
                                 ====     ============         ==========    ========    ====          =======         ======

                                                                                                   Life on
                                                                                                    Which
                                                                                                 Depreciation
                                                                                                  In Latest
Description                                                        Date of                          Income
-----------                                      Accumulated    Completion of       Date          Statement
Land, Buildings and Other                       Depreciation    Construction      Acquired       Is Computed
                                                ------------    --------------   ---------       -----------
Chicago, IL                                (6)  $         --        Various         Various           (2)
Milwaukee, WI                                            509        Various         Various           (2)

Corporate and other                                      556        Various         Various           (2)
                                                ------------

TOTAL                                           $      1,065
                                                ============

(1) See Attachment A to Schedule III for reconciliation of beginning of period total to total at end of period.
(2) Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.
(3) Improvements include all costs which increase the net realizable value of the property except carrying costs.
(4) Carrying costs consists primarily of legal fees, real estate taxes and interest.
(5) This amount includes furniture, equipment and other fixed assets that are included in Land, buildings and other on the Consolidated Balance Sheet.
(6)  Includes a parcel of land encumbered by a $11,800,000 short-term loan (See
     Note 4 to the Consolidated Financial Statements).

                           HEARTLAND PARTNERS, L.P.
                         ATTACHMENT A TO SCHEDULE III
              RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING
                       OF YEAR WITH TOTAL AT END OF YEAR
                                (IN THOUSANDS)


                                                           1999             1998             1997
                                                           ----             ----             ----
Balance at January 1.................................  $       3,563    $       3,230    $       2,585
                                                       -------------    -------------    -------------
Additions during year:
 Other acquisitions..................................            357              229              370
Improvements.........................................            129              104              415
                                                       -------------    -------------    -------------
 Total Additions.....................................            486              333              785
                                                       -------------    -------------    -------------

Deductions during year:
 Cost of real estate sold............................             --               --              140
                                                       -------------    -------------    -------------
   Total deductions..................................             --               --              140
                                                       -------------    -------------    -------------
Balance at December 31...............................  $       4,049    $       3,563    $       3,230
                                                       =============    =============    =============


            Reconciliation Of Real Estate Accumulated Depreciation
                At Beginning of Year with Total At End of Year
                                (In Thousands)


                                                           1999            1998             1997
                                                           ----            ----             ----
Balance at January 1.................................  $         931    $         807    $         853
                                                       -------------    -------------    -------------

Additions during year:
  Charged to Expense.................................            134              124               94
                                                       -------------    -------------    -------------
    Total Additions..................................            134              124               94
                                                       -------------    -------------    -------------

Deductions during year:
  Cost of real estate sold...........................            ---              ---              140
                                                       -------------    -------------    -------------
    Total deductions.................................            ---              ---              140
                                                       -------------    -------------    -------------
Balance at December 31...............................  $       1,065    $         931    $         807
                                                       =============    =============    =============

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


   Name and Age                                 Principal Occupation, Business
                                                Experience and Directorships
   Lawrence S. Adelson, 50...........   Vice President and General Counsel of the Company since
                                        June 1990; Vice President and General Counsel of HTI since
                                        October 1988.


   Richard P. Brandstatter, 44.......   Vice President - Finance, Treasurer and Secretary of the
                                        Company since August 1995; Vice President - Finance,
                                        Treasurer and Secretary of HTI since February 1999.

   Robert S. Davis, 85...............   Director of HTI (Class I) (since October 1988); Member of
                                        the compensation committee and chairman of the audit
                                        committee of HTI; self-employed consultant (for more than
                                        the past five years); Senior Vice President (1978-79), St.
                                        Paul Companies (insurance), St. Paul, Minnesota.

   Edwin Jacobson, 70................   President and Chief Executive Officer of the Company (since
                                        September 1990); Director of HTI (Class III) (since
                                        November 1985); Chairman of the executive committee and
                                        member of the investment committee of HTI.  Formerly
                                        President (from February 1994-February 1997) and Chief
                                        Executive Officer (from February 1994-July 1997) of Avatar
                                        Holdings, Inc. (Real estate, water and wastewater utilities operations).

   Gordon H. Newman, 67..............   Director of HTI (Class I)(since February 1999).  Senior
                                        Vice President, General Counsel and Secretary of Sara Lee
                                        Corporation; member of the Management Committee; Chief
                                        Ethics Officer; responsible for recruitment of members of
                                        board of directors and corporate governance policy (1975 -
                                        1995).

   John Torell III, 60...............   Director of HTI (Class III) (since September 1997); Member of the executive committee of HTI; Chairman (since 1990),
                                        Torell Management, Inc. (financial advisory), New York, New
                                        York; Chairman and Chief Executive Officer (1990-1994),
                                        Fortune Bancorp (banking), Tampa, Florida; Chairman,
                                        President and Chief Executive Officer (1998-1989), Calfed,
                                        Inc. (banking), Los Angeles, California; President
                                        (1982-1988), Manufacturers Hanover Corporation (banking),
                                        New York, New York.  Mr. Torell also serves as a director
                                        of American Home Products Corporation, Paine Webber Group,
                                        Inc., and

                                        USWEB/Cks.

   Ezra K. Zilkha, 74................   Director of HTI (Class II) (since October 1988); Chairman
                                        of the Board of the Company; Member of the executive
                                        committee and chairman of the compensation committee of
                                        HTI; President and Director (since 1956), Zilkha & Sons,
                                        Inc. (private investments), New York, New York.  Mr. Zilkha also serves as a director of the Newhall Land and Farming
                                        Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of the Company's General Partner, Heartland Technology, Inc., and any persons who own more than ten-percent of the Units to file forms reporting their initial beneficial ownership of Units and subsequent changes in that ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers and directors of Heartland Technology, Inc. and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the 1999 fiscal year all section 16(a) filing requirements were complied with.

Item 11.  Executive Compensation

The following information is furnished as to all compensation awarded to, earned by or paid to the Chief Executive Officer of CMC and the three other executive officers with 1999 compensation greater than $100,000.


          Name And                                    Annual       Compensation           All Other
      Principal Position                 Year         Salary          Bonus             Compensation
      ------------------                 ----         ------          -----             ------------
Edwin Jacobson                           1999         $275,000     $        ---         $       2,500
   President and Chief                   1998          275,000              ---                 5,000
   Executive Officer                     1997          275,000              ---                 4,750

Lawrence S. Adelson                      1999         $ 82,500     $        ---         $       1,250
   Vice President and                    1998           65,300              ---                 3,330
   General Counsel                       1997           84,400           18,750                 3,560

Richard P. Brandstatter                  1999         $ 90,000     $        ---         $       1,875
   Vice President-Finance,               1998          110,500              ---                 5,000
   Treasurer and Secretary               1997          112,000              ---                 4,750

Susan Tjarksen Roussos                   1999         $190,400     $        ---         $       1,500
   Vice President-Sales                  1998          153,400              ---                 1,575
   and Marketing                         1997           75,000              ---                   ---

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

Under a deferred salary arrangement available to all employees, Mr. Adelson deferred $28,363 of his 1997 salary into 1998, $26,107 of his 1998 salary into 1999 and $16,665 of his 1999 salary into 2000.

A new employment agreement signed on December 20, 1999 with the President and Chief Executive Officer of CMC provides for a base salary of $275,000 from August 16, 1995 through May 30, 2002, all or a portion of which may be deferred at the officer's election. The contract provides incentive compensation equal to 10% of the value of all amounts distributed to the Unitholders and the holder of the Class B Interest in excess of the "Capital Amount" as defined. The Capital Amount approximates the average market value of the Units for the first 30 trading days after the distribution Date, subject to adjustment as set forth in the contract. During or after the term of employment, incentive payments will be made with respect to distributions by Heartland during Heartland's term of existence, and if distributions are made subsequent to such Officer's death, payments will be made to his designee or estate. The contract also provides that in the event of a "change of control of Heartland" during or after the term of employment, the officer shall receive a lump sum payment of $1,250,000.

Heartland does not maintain any pension, profit-sharing, bonus or similar plan for its employees. Insurance benefit programs are non-discriminatory. CMC sponsors a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986. All full-time permanent employees of CMC are eligible to participate in the plan. In 1997, a participating employee could authorize contributions to the plan in the form of salary reductions of up to $9,500. In 1998 and 1999, a participating employee could authorize contributions to the plan in the form of salary reduction of up to $10,000. In 1998, CMC made matching contributions of 50% of each participant's contribution to the plan. In 1999, CMC made matching contributions of 25% of each participant's contribution to the plan. Participating 1998 employees were fully vested with respect to salary reduction and CMC's contributions. For all future participants, they are fully vested with respect to salary reduction immediately, but the matching contribution vests at 20% per year. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon a showing of financial hardship.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by Heartland to be beneficial owners of more than 5% of Heartland's outstanding Units at March 9, 2000:


                                                                 Number of
Name and Address of Beneficial Owner (i)                        Units Owned           Percent
----------------------------------------                        -----------           -------
Lehman Brothers Holdings, Inc. (ii)

American Express Tower
3 World Financial Center
New York, New York 10285.....................................      187,400                8.7%

Waveland Partners, L.P. (v)

333 West Wacker Drive, Suite 1600
Chicago, IL 60606............................................      306,089               14.3%

Cowen & Company (iii)

Financial Square
New York, New York 10285.....................................      183,100                8.5%

Edwin Jacobson (iv)

547 W. Jackson
Chicago, Illinois 60661......................................      138,000                6.4%

GEM Value Fund, L.P. (vi)

900 North Michigan Avenue, Suite 1900
Chicago, IL 60611............................................      150,596                7.0%

(i)    Nature of ownership is direct, except as otherwise indicated herein.

(ii) Based on a statement filed on Schedule 13G/A, filed on February 3, 1995, Lehman Brothers Holdings Inc., through its subsidiary, Lehman Brothers Inc., a registered broker/dealer, has sole voting and dispositive power with respect to such Units.

(iii) Based on a statement filed on Schedule 13G/A, filed on February 12, 1998, Cowen & Company, a registered broker/dealer and investment adviser, Cowen Incorporated and Joseph Cohen have shared voting power of 132,900 Units, and shared dispositive power of 183,100 Units.

(iv) Included in the table are 8,000 units held by Mr. Jacobson's wife as to which Mr. Jacobson shares voting and dispositive power.

(v) Based on a statement filed on Form 13D Amended, as dated through December 17, 1999, Waveland Partners, L.P., Waveland Capital Management, L.P., Clincher Capital Corporation, Waveland Capital Management, L.L.C., Waveland Partners, Ltd. and Waveland International, Ltd. share voting and dispositive power with respect to such Units.

(vi) Based on a statement filed on Form 13D Amended, as dated through December 17, 1999, GEM Value Fund, L.P. a private investment partnership, and GEM Value Partners LLC, its General Partner, have shared voting and dispositive power with respect to such units

Security Ownership of Management

Set forth below is certain information concerning the beneficial ownership of Units by each current director of HTI, the General Partner of Heartland, by each named executive officer of CMC and by all directors and executive officers of HTI and all executive officers of CMC as a group, as of March 9, 2000:


                      Name of Beneficial
                      Owner and Number of       Number of
                      Persons in Group (i)     Units Owned          Percent
------------------------------------------     -----------          -------
Lawrence S. Adelson                                    ---              ---%
Richard P. Brandstatter                                ---              ---%

Robert S. Davis                                        ---              ---%
Edwin Jacobson (ii)                                138,000              6.4%
Gordon H. Newman                                       ---              ---%
Susan Tjarksen Roussos                                 ---              ---%
John R. Torell III                                     ---              ---%
Ezra K. Zilkha (iii)                                97,000              4.5%

All directors and executive officers
as a group (7 persons)                             235,650             11.0%

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

Item 13.  Certain Relationships and Related Transactions

CMC has a management agreement with HTI, pursuant to which CMC is required to pay HTI an annual management fee in the amount of $425,000 until the year ended December 31, 1999. In February 1998, CMC paid HTI the $425,000 1997 deferred management fee. $142,000 of the 1998 management was paid in 1998. In 1999, the balance of the 1998 fee of $283,000 fee was paid as well as 100% of the 1999 fee.

Under a management services agreement, HTI reimburses Heartland for reasonable and necessary costs and expenses for services totaling $368,000 for the year ended December 31, 1999, $300,000 for the year ended December 31, 1998 and $228,000 for the year ended December 31, 1997. HTI owes CMC $1,093,000 as of December 31, 1999, related to these expenses. Included in this amount owed CMC is $56,000 of interest accurred on past due amounts owed during the year 1999. Interest was computed using the prime rate plus 2 1/4% (10.75% at December 31, 1999).

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this report:

     1.    Financial statements
           --------------------

The financial statements of Heartland Partners, L.P. are included in Part II,
Item 8:

REPORT OF INDEPENDENT AUDITORS.......................................................    16

CONSOLIDATED BALANCE SHEETS
  December 31, 1999 and 1998.........................................................    17

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
  For the Years Ended December 31, 1999, 1998, and 1997..............................    18

CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Years Ended December 31, 1999, 1998 and 1997...............................    19

CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended December 31, 1999, 1998, and 1997..............................    20

Notes to Consolidated Financial Statements...........................................    21

2.  Financial statement schedules
    -----------------------------

VALUATION AND QUALIFYING ACCOUNTS....................................................    36

REAL ESTATE AND ACCUMULATED DEPRECIATION.............................................    37

Attachment A to Schedule III.........................................................    38

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

10.15 Loan Agreement, between CMC Heartland Partners I, Limited Partnership, a Delaware limited partnership, as Borrower and Bank One, Illinois, NA, a national banking association, as Lender dated November 30, 1998, incorporated by reference to Exhibit 10.15 to Heartland's Annual Report Form 10-K for the year ended December 31, 1998.

10.16 Construction Loan Agreement dated January 6, 1999 between CMC Heartland Partners III, LLC and Corus Bank, N.A., incorporated by reference to Exhibit 10.16 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.17 The First Amendment of Mortgage and Other Loan documents dated February 1, 1999 between CMC Heartland Partners I, Limited Partnership and Bank One, Illinois, N.A., incorporated by reference to Exhibit 10.17 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.18 Second Amendment to Amended and Restated Loan and Security Agreement dated April 29, 1999 among CMC Heartland Partners, and Heartland Partners, L.P. and LaSalle National Bank, incorporated by reference to Exhibit 10.18 to Heartland's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.

10.19 Employment Agreement, dated December 20, 1999, between CMC Heartland Partners and Edwin Jacobson (filed herewith).*

10.20 Construction Loan Agreement dated October 20, 1999 between CMC Heartland Partners III, LLC, a Delaware limited liability company and Bank One, Illinois, N.A., a national banking association (filed herewith).

10.21 Third amendment to Amended and Restated Loan and Security Agreement dated November 18, 1999 among CMC Heartland Partners, and Heartland Partners, L.P. and LaSalle National Association, a national banking association (filed herewith).

10.22 Construction Loan Agreement dated December 9, 1999 between CMC Heartland Partners VII, LLC, a Delaware limited liability company and Bank One, Illinois, N.A., a national banking association (filed herewith).

21         Subsidiaries of Heartland Partners, L.P (filed herewith).

27         Financial Data Schedule (filed herewith).

* Management contract required to be filed as an exhibit pursuant to item 14
(c).


       (b) Reports on Form 8-K
           -------------------

No reports were filed by Heartland with the Securities and Exchange Commission during the last quarter of 1999

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

Date: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

            /s/ Robert S. Davis                             /s/ Edwin Jacobson
            -------------------                             ------------------
               Robert S. Davis                                 Edwin Jacobson
 (Director of Heartland Technology, Inc.)         (Director of Heartland Technology, Inc.)
              March 30, 2000                                  March 30, 2000

           /s/ Gordon H. Newman                              /s/ Ezra K. Zilkha
           ---------------------                             ------------------
             Gordon H. Newman                                  Ezra K. Zilkha
 (Director of Heartland Technology, Inc.)         (Director of Heartland Technology, Inc.)
              March 30, 2000                                  March 30, 2000

          /s/ John R. Torell III
          ----------------------
            John R. Torell III
 (Director of Heartland Technology, Inc.)
              March 30, 2000

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

10.5 First Amendment to Employment Agreement, dated July 1, 1993, by and between Edwin Jacobson and CMC Heartland Partners incorporated by

Exhibit
Number      Description                                                                     Page Number
------      -----------                                                                     -----------
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

Exhibit
Number      Description                                                                     Page Number
------      -----------                                                                     -----------
10.15       Loan Agreement, between CMC Heartland Partners I, Limited Partnership, a
            Delaware limited partnership, as Borrower and Bank One, Illinois, NA, a national banking association, as Lender dated November 30, 1998, incorporated by reference to Exhibit 10.15 to Heartland's Annual Report on Form 10-K for the
            year ended December 31, 1998.

10.16       Construction Loan Agreement dated January 6, 1999 between CMC Heartland
            Partners III, LLC and Corus Bank, N.A, incorporated by reference to Exhibit
            10.16 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March
            31, 1999.

10.17       The First Amendment of Mortgage and Other Loan documents dated February 1, 1999 between CMC Heartland Partners I, Limited Partnership and Bank One, Illinois,
            N.A., incorporated by reference to Exhibit 10.17 to Heartland's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1999.

10.18       Second Amendment to Amended and Restated Loan and Security Agreement dated
            April 29, 1999 among CMC Heartland Partners, and Heartland Partners, L.P. and
            LaSalle National Bank, incorporated by reference to Exhibit 10.18 to
            Heartland's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.

10.19       Employment Agreement, dated December 20, 1999, between CMC Heartland Partners and Edwin Jacobson (filed herewith).

10.20       Construction Loan Agreement dated October 20, 1999 between CMC Heartland
            Partners III, LLC, a Delaware limited liability company and Bank One, Illinois,
            N.A., a national banking association (filed herewith).

10.21       Third amendment to Amended and Restated Loan and Security Agreement dated
            November 18, 1999 among CMC Heartland Partners, and Heartland Partners, L.P.
            and LaSalle National Association, a national banking association (filed herewith).

10.22       Construction Loan Agreement dated December 9, 1999 between CMC Heartland
            Partners VII, LLC, a Delaware limited liability company and Bank One, Illinois,
            N.A., a national banking association (filed herewith).

 21         Subsidiaries of Heartland Partners, L.P. (filed herewith).

 27         Financial Data Schedule (filed herewith).