Form 10-Q
period 2000-03-31
HEARTLAND PARTNERS L P
filed 2000-05-15
CIK 843964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended      March 31, 2000
                                    --------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X      No ___
                                  ---

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000



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

                    Condensed Consolidated Balance Sheets..................... 3

                    Condensed Consolidated Statements of Operations........... 4

                    Consolidated Statements of Cash Flows..................... 5

                    Notes to Consolidated Financial Statements................ 6

   Item 2      Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................13

   Item 3      Quantitative and Qualitative Disclosure About Market Risk......22

PART II.  OTHER INFORMATION

   Item 1      Legal Proceedings and Contingencies............................22

   Item 6      Exhibits and Reports on Form 8-K...............................25

                    Signatures................................................26

                                    PART I

                             FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                           HEARTLAND PARTNERS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2000 AND DECEMBER 31, 1999
                            (dollars in thousands)
                                  (Unaudited)

                                                          March 31,    December 31,
                                                            2000           1999
                                                          ---------    ------------
Assets:
          Cash                                             $   143       $   230
          Restricted cash                                    4,424         4,182
          Accounts receivable (net)                            412           373
          Due from affiliate                                 1,533         1,093
          Prepaid and other assets                             298           217
          Investment in joint venture                          440           410
                                                           -------       -------
     Total                                                   7,250         6,505
                                                           -------       -------

Property:
          Land, buildings and other                          4,085         4,049
               Less accumulated depreciation                 1,112         1,065
                                                           -------       -------
          Net land, buildings and other                      2,973         2,984
          Land held for sale                                   761           766
          Housing inventories                               39,925        34,263
          Land held for development                          5,287         5,287
          Capitalized predevelopment costs                   7,933         7,451
                                                           -------       -------
          Net properties                                    56,879        50,751
                                                           -------       -------
Total assets                                               $64,129       $57,256
                                                           =======       =======

Liabilities:
          Notes payable                                    $40,729       $32,770
          Accounts payable and accrued expenses              9,650        10,330
          Accrued real estate taxes                            915           893
          Allowance for claims and liabilities               2,851         2,804
          Unearned rents and deferred income                 1,708         1,733
          Other liabilities                                  3,543         3,074
                                                           -------       -------
Total liabilities                                           59,396        51,604
                                                           -------       -------

Partners' Capital:
          General Partner                                        -             -
          Class A Limited Partners-2142 units authorized,
            issued and outstanding                               -             -
          Class B Limited Partner                            4,733         5,652
                                                           -------       -------
     Total  partners' capital                                4,733         5,652
                                                           -------       -------
Total liabilities and partners' capital                    $64,129       $57,256
                                                           =======       =======

    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE QUARTERS ENDED
                       MARCH 31, 2000 AND MARCH 31, 1999
                  (dollars in thousands except per unit data)
                                  (Unaudited)

                                                     Quarter Ended
                                                 March 31,    March 31,
                                                   2000         1999
                                                 ---------    ---------
Income:
-------
          Property sales                          $ 2,650      $ 2,042
          Less: Cost of property sales              2,594        1,945
                                                  -------      -------
     Gross profit on property sales                    56           97
                                                  -------      -------

Operating Expenses:
-------------------
          Selling expenses                            587          620
          General and administrative expenses         534          617
          Real estate taxes                            22           60
          Environmental expense                        77           30
                                                  -------      -------
     Total operating expenses                       1,220        1,327
                                                  -------      -------

Net operating income                               (1,164)      (1,230)

Other Income and (Expense):
---------------------------
          Portfolio income                             54           18
          Rental income                               158          248
          Other income                                 80          257
          Depreciation and amortization               (47)         (34)
          Management fee                                -         (106)
                                                  -------      -------
     Total other income and (expense)                 245          383
                                                  -------      -------

Net income (loss)                                 $  (919)     $  (847)
                                                  =======      =======

Net (Loss) allocated to General Partner           $     -      $     -
                                                  =======      =======
Net (Loss) allocated to Class B Limited Partner   $  (919)     $  (847)
                                                  =======      =======
Net (Loss) allocated to Class A Limited Partners  $     -      $     -
                                                  =======      =======
Net (Loss) per Class A Limited Partnership Unit   $     -      $     -
                                                  =======      =======

    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L. P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (dollars in thousands)
                                  (Unaudited)

                                                                                         2000            1999
                                                                                        -------         -------
Cash Flow from Operating Activities:
-----------------------------------
Net (loss)......................................................................        $  (919)        $  (847)
Adjustments reconciling net (loss) to net cash used in operating activities:
Depreciation....................................................................             47              34
Net change in allowance for claims and liabilities..............................             47            (144)
Net change in assets and liabilities:
   Increase in accounts receivable..............................................           (479)           (168)
   Increase in housing inventories, net.........................................         (5,662)         (2,477)
   Decrease in land held for sale...............................................              5               7
   Increase in capitalized development costs....................................           (482)           (448)
   Decrease in accounts payable and accrued liabilities.........................           (680)           (311)
   Increase in management fee due affiliate.....................................              -             107
   Net change in other assets and liabilities...................................            355            (435)
                                                                                        -------         -------

Net cash used in Operating Activities...........................................         (7,768)         (4,682)
                                                                                        -------         -------

Cash Flow from Investing Activities:
-----------------------------------
Additions to land, buildings and other..........................................            (36)           (268)
Net sales and maturities of marketable securities...............................              0               1
                                                                                        -------         -------

Net cash used in investing activities...........................................            (36)           (267)
                                                                                        -------         -------

Cash Flow from Financing Activities:
-----------------------------------
Advances on notes payable, net..................................................          7,959           4,102
Increase in restricted cash.....................................................           (242)           (159)
                                                                                        -------         -------

Net cash provided by financing activities.......................................          7,717           3,943
                                                                                        -------         -------

Decrease in cash................................................................            (87)         (1,006)

Cash at beginning of the period.................................................            230           1,115
                                                                                        -------         -------

Cash at end of the period.......................................................        $   143         $   109
                                                                                        =======         =======


    See accompanying notes to condensed consolidated financial statements.

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (Unaudited)


These unaudited Consolidated Financial Statements of Heartland Partners, L.P., a Delaware Limited Partnership, and its subsidiaries (collectively, "Heartland" or the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K (the "1999 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 1999 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect in the opinion of management all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

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

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (Unaudited)

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

Housing inventories consisted of the following at March 31, 2000 (amounts in thousands):


Land under development...................................         $ 4,373

Direct construction costs................................          24,739

Capitalized project costs................................          10,813
                                                                  -------
                                                                  $39,925
                                                                  =======

In December, 1999, Heartland decided to cease building operations in its Osprey Cove and Bloomfield communities. The homes and lots will be sold in the ordinary course of business.

2.  Contingencies

At March 31, 2000, Heartland's allowance for claims and liabilities was approximately $2.9 million of which $0.4 million was for the resolution of non-environmental claims and $2.5 million was for environmental matters. Significant legal proceedings and contingencies are discussed in the 1999 Form 10-K. During the second quarter of 1999, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma in which the Port of Tacoma released all claims against the Company and the Company agreed either to (a) pay $1.1 million on or before December 31, 2000, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date.

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (Unaudited)


In July 1999, suit was filed against the Company in Minnesota District Court by a buyer under an expired real estate sale contract originally entered into in 1995, and extended to June 30, 1999. The plaintiff in the suit demanded specific performance by conveyance to it of the vacant 5.95 acre parcel in Minneapolis, Minnesota in consideration of $562,000. By findings of Fact and Conclusions of Law dated April 13, 2000, the District Court ruled in favor of the Company's motion for summary judgement.

Also, the Company is a third party defendant in a suit filed in the United States District Court for the Northern District of Illinois in which the plaintiff railroad employee alleges that while he was riding the bottom step of a locomotive a piece of rail struck the step, causing the step to bend and injure the plaintiff's foot. The defendant/third party plaintiff alleges that the Company negligently removed trackage so as to leave the rail piece in place. The Company has forwarded this matter to its insurance carrier and has not yet determined its exposure.

3. Restricted Cash

The total restricted cash at March 31, 2000 and 1999 was $4,424,000 and $2,723,000, respectively. Restricted cash increased $242,000 from December 31, 1999 to March 31, 2000. This increase was additional earnest money deposited on Kinzie Station sold units.

4.  Notes Payable

Heartland has a line of credit agreement in the amount of $15.3 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, Illinois, Milwaukee, Wisconsin and Fife, Washington which had a carrying value of $13,269,000 and $5,560,000 as of March 31, 2000, and 1999 respectively. The Company has also pledged as collateral its interest in the Goose Island Joint Venture which has a carrying value of $440,000 at March 31, 2000. Also, pursuant to the line of credit agreement, CMC has pledged cash in the amount of $1,150,000 as an interest reserve. The maturity date of the line of credit is December 31, 2000. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (10.5% at March 31, 2000). At March 31, 2000, and 1999, $14,300,000 and $7,721,000 respectively, had been advanced to the Company by LNB against the line of credit. As of March 31, 2000, Heartland was in violation of its loan covenant that required the Company maintain a net worth of $5,500,000. LNB waived this violation. On April 24, 2000, Heartland sold 17 acres of its Galewood property for $1,660,000. As of April 30, 2000, the Company because of the Galewood property closing was in compliance with this net worth requirement.

As of March 31, 2000, CMCV has a revolving line of credit agreement in the amount of $3 million with Bank of America (formerly NationsBank) ("B of A") to acquire lots and construct homes in the Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMC granted a first mortgage to B of A on specific lots in said subdivision with a carrying value of $308,000 and $4,254,000 at March

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (Unaudited)


31, 2000, and 1999, respectively. The revolving line of credit agreement matures June 30, 2000. The line of credit bears interest at the prime rate of B of A plus 1% (10.0% at March 31, 2000). B of A had advanced $214,000 and $2,179,000 at March 31, 2000, and 1999, respectively, against the revolving line of credit facility.

In the fourth quarter of 1999, First National Bank of St. Mary's ("FNB") in Georgia made two loans totaling $588,374 to build two unsold homes in Osprey Cove. The carrying value of these two homes is $538,000 at March 31, 2000. The loan terms are for one year and bear interest at the prime rate plus 1% (10.0% at March 31, 2000). At March 31, 2000, FNB had advanced $518,000 to the Company on the two loans.

In December, 1998, the Company signed a commitment letter for a $3,000,000 line of credit with B of A to construct homes in the Longleaf community. B of A provided individual loans on each home as it is started. The developer subordinated its lot to B of A's construction loan. The term of each loan was one year and interest accrued at the B of A prime rate plus 1%. On December 9, 1999, Heartland executed an agreement for a $5,000,000 revolving credit line for the construction of homes in Longleaf with Bank One of Illinois ("Bank One"). The first draw from Bank One on December 9, 1999 was used to purchase 22 lots (of which 5 have closed as of March 31, 2000) from the developer for $690,500 and repaid B of A all outstanding principal and accrued interest. As new homes to be built are added to the revolving credit line, the developer will subordinate its lot to Bank One's revolving credit line. The carrying value of the collateral at March 31, 2000 is $2,001,000. The revolving credit line is for a term of 1 year and bears interest at the prime rate (9.0% at March 31, 2000). At March 31, 2000, $1,594,000 had been advanced by Bank One to the Company.

On November 30, 1998, Heartland executed an agreement for a $2,500,000 loan from Bank One relating to the Bloomfield project. The loan has a two year term and bears interest at the prime rate (9.0% at March 31, 2000). The outstanding loan balance is $2,460,000 at March 31, 2000. As a condition of the loan, $500,000 was placed in an interest reserve. In addition, Bank One is providing a $1,750,000 development loan, letters of credit for $204,500 to the City of Rosemount and a $4,000,000 revolving credit line for the construction of homes; these credit facilities were executed on February 1, 1999. The loans bear interest at the prime rate (9.0% at March 31, 2000). The loans mature on January 31, 2001 and January 31, 2000, respectively. At March 31, 2000, $548,000 had been advanced against the development loan and $1,408,000 against the revolving line of credit. The Company believes no additional financing will be needed for Phase I. The carrying value of the collateral for these loans is $5,353,000 at March 31, 2000. On March 31, 2000, the Company extended the revolving line of credit that had matured January 31, 2000 to December 31, 2000 and reduced the revolving loan amount from $4,000,000 to $2,000,000.

On January 6, 1999, the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A ("CB"). The loan bears interest at the prime rate plus 1% (10.0% at March 31, 2000). This loan is collateralized by the real estate contained in the project. In conjunction with the loan,

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (Unaudited)

a Construction Contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. At March 31, 2000, $19,091,000 had been advanced by CB to the Company.

On October 20, 1999, the Company executed loan documents with Bank One for a loan of $5,250,000 to construct the Kinzie Station Plaza building. The loan is for a term of 3 years and bears interest at the prime rate (9.0% at March 31, 2000). The loan is collateralized by real estate contained in the project. On September 7, 1999, a construction contract with the guaranteed maximum price of $4,864,022 was entered into with a general contractor. At March 31, 2000, $596,000 had been advanced by Bank One to the Company.

5. Related Party Transactions

Heartland had a management agreement with Heartland Technology, Inc. ("HTI") pursuant to which the Company was required to pay HTI an annual management fee in the amount of $425,000 until December 31, 1999. This fee was paid in full at December 31, 1999.

Under a management services agreement, HTI reimburses the Company for reasonable and necessary costs and expenses for services. At March 31, 2000, HTI owed Heartland approximately $1,533,000. This was an increase of $440,000 from December 31, 1999.

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (Unaudited)


6. Reportable Segments

The following tables set forth the reconciliation of net income for Heartland's reportable segments for the quarters ended March 31, 2000 and 1999 (See Note 1 to the Consolidated Financial Statements).

                                                                Property
(amounts in thousands)              Land Sales (1)           Development (2)             Corporate (3)             Consolidated
----------------------            ------------------       -------------------        -------------------       -------------------
                                    Quarter Ended             Quarter Ended              Quarter Ended             Quarter Ended
                                       March 31,                March 31,                  March 31,                 March 31,
                                    2000      1999           2000       1999            2000       1999           2000       1999
                                  --------  --------       --------   --------        --------   --------       --------   --------
Income:
  Property sales                  $     60   $    37       $  2,590   $  2,005        $      -   $      -       $  2,650   $  2,042
  Less: Cost of property sales           9         7          2,585      1,938               -          -          2,594      1,945
                                  --------  --------       --------   --------        --------   --------       --------   --------
Gross profit on property sales          51        30              5         67               -          -             56         97
                                  --------  --------       --------   --------        --------   --------       --------   --------

Operating expenses:
  Selling expenses                     189       255            398        365               -          -            587        620
  General and administrative             -         -             60        149             474        468            534        617
  Real estate taxes                      -        30             22         30               -          -             22         60
  Environmental expense                 48         -             29         30               -          -             77         30
                                  --------  --------       --------   --------        --------   --------       --------   --------
Total operating expenses               237       285            509        574             474        468          1,220      1,327
                                  --------  --------       --------   --------        --------   --------       --------   --------
  Net operating (loss)                (186)     (255)          (504)      (507)           (474)      (468)        (1,164)    (1,230)

Other Income and (Expense):
  Portfolio income                       -         -              -          -              54         18              54        18
  Rental income                        158       248              -          -               -          -             158       248
  Other income                           -         -             80        257               -          -              80       257
  Depreciation and amortization          -         -            (22)       (22)            (25)       (12)            (47)      (34)
  Management fee                         -         -              -          -               -       (106)             -       (106)
                                  --------  --------       --------   --------        --------   --------       --------   --------
Total other income and
  (expense)                            158       248             58        235              29       (100)           245        383
                                  --------  --------       --------   --------        --------   --------       --------   --------
Net income (loss)                 $    (28) $     (7)      $   (446)  $   (272)       $   (445)  $   (568)      $   (919)  $   (847)
                                  ========  ========       ========   ========        ========   ========       ========   ========

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (Unaudited)


1. The Land Sales business segment consists of approximately 14,411 acres of land located throughout 12 states for sale as of March 31, 2000, and the related sales and marketing and general and administrative expenses.

2. The Property Development business segment consists of the approximately 886 acres representing 15 sites that Heartland is in the process of developing or homebuilding communities in which Heartland is currently acquiring finished lots, selling and building homes. The related selling and operating expenses are also reported for this business segment.

3. The Corporate level expenses consist of portfolio income from investments, salaries and general and administrative expenses for the employees and occupied office space in Chicago, Illinois.

7.  Employee Compensation Arrangements

    Effective January 1, 2000, the Company approved the CMC HEARTLAND PARTNERS INCENTIVE PLAN ("CMC Plan") and the SALES INCENTIVE PLAN ("Sales Plan") to provide incentives to attract, retain or motivate highly competent persons of CMC Heartland Partners. The aggregate benefits payable under the CMC Plan shall be computed by multiplying the following percentages (3% for the years 2000 and 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. The aggregate benefits payable under the Sales Plan shall be computed by multiplying 3% for the years 2000 and 2001 by the net proceeds from the sale of certain real estate during those years. As of March 31, 2000, no benefits under the plans had been earned.

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Condition and Results of Operations section, and elsewhere in this Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and Analysis of Condition and Results of Operations section, and elsewhere in this Form 10-Q. The Company's actual future results, performance or achievement of results and the value of your Units, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statement in these documents. The Company claims the protections of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Cash flow from operating activities has been derived primarily from proceeds of property sales and rental income. Cash was $4,567,000 (including $4,424,000 of restricted cash) at March 31, 2000, and $4,412,000 (including $4,182,000 of restricted cash) at December 31, 1999. The increase of $155,000 from December 31, 1999 to March 31, 2000, is mainly attributable to an increase in deposits on sold units in Kinzie Station. (See Consolidated Statements of Cash Flows).

Net cash used in operating activities was $7,768,000 in the first quarter of 2000, compared to $4,682,000 used in operating activities in the first quarter of 1999. The increase in net cash used in operating activities between the years of $3,086,000 is mainly attributable to an increase in capital expenditures of $3,185,000 for housing inventories.

At the quarter ending March 31, 2000, property designated for development consisted of 15 sites comprising approximately 886 acres. The book value of this land is $10 million or an average of $10,900 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell them. Heartland's objective for these properties is to maximize unitholder value over a period of years.

Kinzie Station

Heartland has a 3.88 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 dwelling units was received in 1997. The construction of the first phase of the project started on October 1, 1998. Since last reported in the 1999 Form 10-K, the number of units sold at Kinzie Station Phase I has increased 16% and the dollar sales volume has increased 23%. The first closings have taken place in the second quarter of the year 2000.

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000

                                Kinzie Station
                                    Phase I
                                  Unit Detail
                             As of March 31, 2000

                                          Total Number
                                            of Units

      Tower Building                             163
      Plaza                                       24
      Townhomes                                    5
                                                 ---
          Total                                  192
                                                 ===

In addition to the 3.88 acre site, the Company owns approximately 11 acres of land and 4 acres of air rights adjacent to Kinzie Station. This acreage is currently zoned for industrial and manufacturing uses. In October 1999, Heartland executed a sales contract to sell a part of this acreage to Home Depot U.S.A., Inc. However, the Company retained certain air rights associated with this property. Also during 1999, the Company executed contracts to sell 3 2/3 acres of industrial land west of Kinzie Station to 2 other parties for approximately $3,900,000.

On January 6, 1999, the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A ("CB"). The loan bears interest at the prime rate plus 1% (10.0% at March 31, 2000). This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a Construction Contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. At March 31, 2000, $19,090,907 had been advanced by CB to the Company.

On October 20, 1999, the Company executed loan documents with Bank One of Illinois ("Bank One") for a loan of $5,250,000 to construct the Kinzie Station Plaza building. The loan is for a term of 3 years and bears interest at the prime rate (9.0% at March 31, 2000). The loan is collateralized by real estate contained in the project. On September 7, 1999, a construction contract with the guaranteed maximum price of $4,864,022 was entered into with a general contractor. At March 31, 2000, $595,460 had been advanced by Bank One to the Company.

Osprey Cove

Included in the aforementioned 886 acres are approximately 8 acres consisting of 28 lots purchased for $1.1 million, or an average of $38,000 per lot at Osprey Cove in St. Marys, GA. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities, which includes a recreational complex, lakes, a boat dock and a boat launch. In December 1999, the Company decided to cease operations at Osprey Cove.

The homes under construction will be completed and closed during the first nine months of the year 2000. The 25 lots owned by Heartland are being marketed and will be sold and closed in the ordinary course of business. It is anticipated it may take to the end of the year 2001 to sell all the lots.

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000


As of March 31, 2000, 41 contracts have closed in Osprey; 6 in 2000, 20 in 1999, 13 in 1998, and 2 in 1997. In addition to selling its own units, CMC also sells homes and lots for the developer of Osprey Cove, and Osprey Cove homeowners. For the quarter ended March 31, 2000, CMC has sold 1 lot for those owners.

                                  Osprey Cove
                             Unit Inventory Detail
                             As of March 31, 2000


Sold homes under construction                   1
Inventory homes under construction              2
Lots owned-inventory                           22
Lots owned-sold                                 3
                                               --
 Total unit inventory                          28
                                               ==

As of March 31, 2000, CMC has a revolving line of credit agreement in the amount of $3,000,000 with Bank of America (formerly NationsBank, N.A.) ("B of A"). The line of credit bears interest at the prime rate of B of A plus 1% (10.0% at March 31, 2000). At maturity, all outstanding advances and any accrued interest must be paid. At March 31, 2000, $214,492 has been advanced by B of A against the revolving line of credit.

In the fourth quarter of 1999, First National Bank of St. Mary's ("FNB") in Georgia made two loans totaling $588,374 to build two inventory homes in Osprey Cove. The loan terms are for one year and bear interest at the prime rate plus 1% (10.0% at March 31, 2000). At March 31, 2000, FNB had advanced $517,985 to the Company on the two loans.

Longleaf

The Company has signed a contract to be the exclusive homebuilder and marketer for the Longleaf Country Club in Southern Pines, North Carolina. Under the terms of the contract, CMC is entitled to sell and build up to 244 homes on lots currently owned by Longleaf Associates Limited Partnership ("LALP"), an affiliate of General Investment & Development, an unrelated party. Heartland assumed the day to day operations on April 1, 1998. At March 31, 2000, the Company owned 17 lots purchased for approximately $526,000, an average of $30,900 per lot. These 17 lots comprising approximately 5 acres of land, are also included in the aforementioned 886 acres. Also, the Company is building 1 sold home on an individual's own lot.

In Longleaf, the Company has closed 15 homes as of March 31, 2000; 2 in 2000 and 13 in 1999. When the Company assumed day to day operations of Longleaf in April 1998, there were a number of units under construction which were owned by the developer, as well as resale units, on the market. As of March 31, 2000, the Company has sold 29 units and 3 lots for these owners since April 1, 1998.

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000

                                   Longleaf
                             Unit Inventory Detail
                             As of March 31, 2000

     Model homes                                 2
     Sold homes under construction               8
     Inventory homes under construction          4
     Lots owned                                  3
                                                --
          Total unit inventory                  17
                                                ==

In December, 1998, the Company signed a commitment letter for a $3,000,000 line of credit with B of A to finance the construction of homes in the Longleaf community. B of A provided individual loans on each home as it is started. The developer subordinated its lot to B of A's construction loan. The term of each loan was one year and interest accrued at the B of A prime rate plus 1%. On December 9, 1999, Heartland executed an agreement for a $5,000,000 revolving credit line for the construction of homes in Longleaf with Bank One. The first draw from Bank One on December 9, 1999 was used to purchase 22 lots (of which 5 have closed as of March 31, 2000) from LALP for $690,500 and repaid B of A all outstanding principal and accrued interest. As new homes to be built are added to the revolving credit line, the developer will subordinate its lot to Bank One's revolving credit line. The revolving credit line is for a term of 1 year and bears interest at the prime rate (9.0% at March 31, 2000). At March 31, 2000, $1,593,823 had been advanced by Bank One to the Company.

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

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000

As of March 31, 2000, 5 townhomes and 3 single-family detached homes were closed; 2 in 2000 and 6 in 1999.

                                   Rosemount
                                   (Phase I)
                             Unit Inventory Detail
                             As of March 31, 2000

     Model homes                                   3
     Sold homes under construction                 3
     Inventory homes under construction            6
     Townhome building foundation                  6
     Lots owned                                  131
                                                 ---
         Total unit inventory                    149
                                                 ===

In December 1999, Heartland decided to cease homebuilding operations in Bloomfield. The sold and inventory homes under construction will be completed, sold and closed in the ordinary course of business. The completed model homes and the 6 townhome building foundation are currently being marketed and will be sold (and closed) during the ordinary course of business. The remaining developed lots and undeveloped acreage will also be sold. Heartland anticipates that the sale of the remaining home inventory, lots and undeveloped acreage may take place during the year 2000.

A contract on the aforementioned 103 adjacent acres was executed in January 2000 for $4,000,000 and is projected to close by September 30, 2000. While the Company has no reason to believe the above-described sale will not close, the contract contains contingencies typical of such contracts and there can be no assurance the transaction will be completed.

On November 30, 1998, Heartland executed an agreement for a $2,500,000 loan from Bank One relating to the Bloomfield project. The loan has a two year term and bears interest at the prime rate (9.0% at March 31, 2000). The outstanding loan balance is $2,460,000 at March 31, 2000. As a condition of the loan, $500,000 was placed in an interest reserve. In addition, Bank One is providing a $1,750,000 development loan, letters of credit for $204,500 to the City of Rosemount and a $4,000,000 revolving credit line for the construction of homes; these credit facilities were executed on February 1, 1999. The loans bear interest at the prime rate (9.0% at March 31, 2000). The loans mature on January 31, 2001 and January 31, 2000, respectively. At March 31, 2000, $547,840 had been advanced against the development loan and $1,408,149 against the revolving line of credit. The Company believes no additional financing will be needed for Phase I. On March 31, 2000, the Company extended the revolving line of credit that had matured January 31, 2000 to December 31, 2000 and reduced the revolving loan amount from $4,000,000 to $2,000,000.

Galewood

The Company executed a sales contract in March 24, 2000 to sell 50 acres of its Galewood property located in Chicago, Illinois for $7.75 million to an industrial park developer. This sale is projected to close by June 30, 2000. While the Company has no reason to believe the above-described sale will not close, the contact

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000

contains contingencies typical of such contracts and there can be no assurance the transaction will be completed.

On April 19, 2000, Heartland sold the remaining 17 acres of its Galewood property to METRA, the Chicago commuter rail authority for $1,660,000. This sale closed April 24, 2000.

Other Development Activities

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of March 31, 2000, the buildings had been built and leases had been signed for all of the 265,000 square feet.

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

Property Sales and Leasing Activities

Heartland's current inventory of land held for sale consists of 14,411 acres located throughout 12 states. The book value of this inventory is approximately $761,000. The majority of the land is former railroad rights-of-way, long, narrow strips of land that varies between 50-200 feet wide. Some of Heartland's sites located in small rural communities or outlying mid-cities are leased to third parties for agricultural, industrial, retail and residential use. These properties may be improved with the lessee's structures and include grain elevators, storage sheds, parking lots and small retail service facilities.

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000


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

The Company performs annual reviews on major properties to determine that the capitalized cost of development properties does not exceed the current fair value without regard to the property's expected net realizable value from development. If the capitalized cost of any property exceeds the current fair value, then a loss is recognized and the capitalized cost is reduced in accordance with FAS 121. No loss is included in the statement of operations for the quarters ended March 31, 2000, and 1999.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $2.5 million at March 31, 2000 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

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

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. The Company has a line of credit with LNB in the amount of $15.3 million. Cash in the amount of $1,150,000 is pledged as an interest reserve. The line of credit matures December 31, 2000. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (10.5% at March 31, 2000). At March 31, 2000, $14,300,000 had been advanced to the Company by LNB against the line of credit. As of March 31, 2000, Heartland was in violation of its loan covenant that required the Company maintain a net worth of $5,500,000. LNB waived this violation. On April 24, 2000, Heartland sold 17 acres of its Galewood property for $1,660,000. As of April 30, 2000, the Company because of the Galewood property closing was in compliance with this net worth requirement.


Results of Operations

For the quarter ended March 31, 2000, operations resulted in a net loss of $919,000 or $0 per Class A Unit. Operations for the quarter ended March 31, 1999, resulted in a net loss of $847,000 or $0 per Class A Unit. No loss is allocated to the Class A Unitholders because the partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their capital account such net loss shall be allocated only among partners having positive balances in their capital account.

The increase in the net loss for the first quarter of 2000 compared to 1999 of $72,000 is due to the recognition in the first quarter of 1999 of $190,000 in other income related to the reimbursement of prior years environmental expenses.

Heartland has approximately 160 active leases on its real estate properties, which generated $158,000 and $248,000 of revenue for the first quarter of 2000 and 1999, respectively. The decrease in the rental income from the first quarter of 2000 compared to 1999 of $90,000 is due to the sale of properties in 1999 on which lessees were paying rent and the cancellation of several leases due to non-payment of rent.

Total operating expenses were $1,220,000 and $1,327,000 for the periods ending March 31, 2000 and 1999, respectively. The decrease of $107,000 is primarily due to decreased general and administrative expenses of $83,000 and a decrease in real estate taxes of $38,000.

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

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000

regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on the financial conditions of Heartland.

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of March 31, 2000, Heartland's total consolidated indebtedness was $40,729,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at March 31, 2000 is $40,729,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate plus 0.00% to 1.00%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $102,000.

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

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000

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

Through May 13, 2000, the Company has not encountered any year 2000 related issues which would have affected its operations in the areas described above. It will continue to monitor its internal software and equipment over the next few months to detect whether any such problems arise. No future significant expenditures are expected related to year 2000 compliance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of
Operations: Economic and Other Conditions Generally, Access to Financing and Interest Rate Sensitivity.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings and Contingencies

At March 31, 2000, Heartland's allowance for claims and liabilities was approximately $2.9 million. During the quarter ended March 31, 2000, an increase of approximately $47,000 in the provision was recorded in respect to environmental matters. Material legal matters are discussed below.

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

Tacoma, Washington
------------------

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000

In June 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest.

On October 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified effective June 1999, in which the Port released all claims and the Company agreed either to (a) pay $1.1 million on or before December 31, 2000, plus interest from January 1, 1999, or (b) to convey to the Port real property to be agreed upon at a later date. At March 31, 2000, Heartland's allowance for claims and liabilities for this site was $1,100,000.

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

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000

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

In July 1999, suit was filed against the Company in Minnesota District Court by a buyer under an expired real estate sale contract originally entered into in 1995, and extended to June 20, 1999. The Plaintiff in the suit demanded specific performance by conveyance to it of the vacant 5.95 acre parcel in Minneapolis, Minnesota originally to be sold to the buyer for $562,000 pursuant to the real estate contract. By findings of Fact and Conclusions of Law, dated April 13, 2000, the court ruled in favor of the Company's motion for summary judgement. Environmental sampling in 1995 disclosed that the parcel was impacted by releases of regulated materials from the 1960s operations of a former lessee. The Company continues to investigate the environmental condition of the property on a voluntary basis under the direction of the Minnesota Department of Agriculture.

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

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:


Exhibit No.   Description
------------  ------------------------------------------------------------------
10.23         Fourth amendment to Amended and Restated Loan and Security
              Agreement dated March 20, 2000 among CMC Heartland Partners, and
              Heartland Partners, L.P. and LaSalle Bank National Association, a national banking association (filed herewith).

10.24 Second Amendment to Construction Loan Agreement dated March 31, 2000 between CMC Heartland Partners I, Limited Partnership, a Delaware limited partnership and Bank One, Illinois, N.A., a national banking association (filed herewith).

10.25 First Amendment to Employment Agreement, dated December 20, 1999, between CMC Heartland Partners and Edwin Jacobson (filed herewith).*

10.26 CMC Heartland Partners Incentive Plan effective January 1, 2000 (filed herewith).

10.27 The Sales Incentive Plan effective January 1, 2000 (filed herewith).

27            Financial Data Schedule (filed herewith).


*  Management contract required to be filed as an exhibit pursuant to item
   14(c).

(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended March 31, 2000.

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               HEARTLAND PARTNERS, L.P.
                                                     (Registrant)


Date:  May 15, 2000                     BY:    /s/ Edwin Jacobson
                                           -----------------------------
                                                  Edwin Jacobson
                                        President and Chief Executive Officer
                                              Heartland Technology, Inc.
                                                 the General Partner
                                             (Principal Executive Officer)




Date:  May 15, 2000                     BY:  /s/ Richard P. Brandstatter
                                           ------------------------------
                                               Richard P. Brandstatter
                                         Vice-President-Finance, Secretary
                                                  and Treasurer of
                                             Heartland Technology, Inc.
                                                 the General Partner
                                        (Principal Financial and Accounting
                                                      Officer)

                           HEARTLAND PARTNERS, L.P.
                                MARCH 31, 2000


                                 EXHIBIT INDEX
                                 -------------

Exhibit No.  Description
-----------  -------------------------------------------------------------------
10.23 Fourth amendment to Amended and Restated Loan and Security Agreement dated March 20, 2000 among CMC Heartland Partners, and Heartland Partners, L.P. and LaSalle Bank National Association, a national banking association (filed herewith).

10.24 Second Amendment to Construction Loan Agreement dated March 31, 2000 between CMC Heartland Partners I, Limited Partnership, a Delaware limited partnership and Bank One, Illinois, N.A., a national banking association (filed herewith).

10.25 First Amendment to Employment Agreement, dated December 20, 1999, between CMC Heartland Partners and Edwin Jacobson (filed herewith).

10.26 CMC Heartland Partners Incentive Plan effective January 1, 2000 (filed herewith).

10.27 The Sales Incentive Plan effective January 1, 2000 (filed herewith).

27           Financial Data Schedule (filed herewith).