Form 10-Q
period 2000-06-30
HEARTLAND PARTNERS L P
filed 2000-08-14
CIK 843964

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark one)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended            June 30, 2000
                                        ----------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                   to
                                        -----------------    -------------------

Commission File Number: 1-10520


                            HEARTLAND PARTNERS, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       36-3606475
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     330 North Jefferson Court, Chicago, Illinois                       60661
--------------------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip Code)


                                  312/575-0400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     547 West Jackson Boulevard, Chicago, Illinois                      60661
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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000



                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1      Financial Statements

                 Consolidated Balance Sheets..........................................................3

                 Consolidated Statements of Operations................................................4

                 Consolidated Statements of Cash Flows................................................5

                 Notes to Consolidated Financial Statements...........................................6

Item 2      Management's Discussion and Analysis of Financial Condition and Results of
            Operations...............................................................................13

Item 3      Quantitative and Qualitative Disclosure About Market Risk................................22

PART II.  OTHER INFORMATION

Item 1      Legal Proceedings and Contingencies......................................................22

Item 6      Exhibits and Reports on Form 8-K.........................................................26

                 Signatures..........................................................................27

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                             (amounts in thousands)

                                                                   June 30,    December 31,
                                                                     2000         1999
                                                                 (Unaudited)    (Audited)
                                                                 -----------   ------------
Assets:
              Cash                                                 $   101      $   230

              Restricted cash                                        4,227        4,182

              Accounts receivable (net)                                157          373

              Due from affiliate                                     2,539        1,093

              Prepaid and other assets                                 330          217

              Investment in joint venture                              535          410
                                                                   -------      -------
      Total                                                          7,889        6,505
                                                                   -------      -------


Property:
              Land, buildings and other                              3,646        4,049

                   Less accumulated depreciation                     1,219        1,065
                                                                   -------      -------

              Net land, buildings and other                          2,427        2,984

              Land held for sale                                       760          766

              Housing inventories                                   33,991       34,263

              Land held for development                              5,241        5,287

              Capitalized predevelopment costs                       7,928        7,451
                                                                   -------      -------
              Net properties                                        50,347       50,751
                                                                   -------      -------
Total assets                                                       $58,236      $57,256
                                                                   =======      =======

Liabilities:
              Notes payable                                        $32,993      $32,770

              Accounts payable and accrued expenses                  8,174       10,330

              Accrued real estate taxes                                849          893

              Allowance for claims and liabilities                   2,851        2,804

              Unearned rents and deferred income                     1,682        1,733

              Other liabilities                                      2,719        3,074
                                                                   -------      -------
Total liabilities                                                  $49,268      $51,604
                                                                   -------      -------

Partners' Capital:
              General Partner                                           --           --
              Class A Limited Partners-2,142 units authorized,
               issued and outstanding                                   --           --
              Class B Limited Partner                                8,968        5,652
                                                                   -------      -------

      Total partners' capital                                        8,968        5,652
                                                                   -------      -------
Total liabilities and partners' capital                            $58,236      $57,256
                                                                   =======      =======

          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE QUARTERS AND SIX MONTHS ENDED
                         JUNE 30, 2000 AND JUNE 30, 1999
                   (amounts in thousands except per unit data)
                                   (Unaudited)

                                                          Quarter Ended               Six Months Ended
                                                     June 30,       June 30,       June 30,       June 30,
                                                       2000           1999           2000           1999
                                                    --------       ---------      ---------      ---------
Income:
------
       Property sales                               $ 19,844       $  2,520       $ 22,494       $  4,562
       Less: Cost of property sales                   14,384          2,019         16,978          3,964
                                                    --------       --------       --------       --------
    Gross profit on property sales                     5,460            501          5,516            598
                                                    --------       --------       --------       --------

Operating Expenses:
------------------
       Selling expenses                                  814          1,074          1,401          1,694
       General and administrative expenses               796            688          1,330          1,305
       Real estate taxes                                  23             81             45            141
       Environmental expense                              56            240            133            270
                                                    --------       --------       --------       --------
    Total operating expenses                           1,689          2,083          2,909          3,410
                                                    --------       --------       --------       --------

Net operating income (loss)                            3,771         (1,582)         2,607         (2,812)

Other Income and (Expense):
---------------------------

       Portfolio income                                   78             15            132             33
       Rental income                                     210            145            368            393
       Other income                                      224            112            304            369
       Depreciation                                      (48)           (35)           (95)           (69)
       Management fee                                     --           (107)            --           (213)
                                                    --------       --------       --------       --------
    Total other income                                   464            130            709            513
                                                    --------       --------       --------       --------

Net income (loss)                                   $  4,235       $ (1,452)      $  3,316       $ (2,299)
                                                    ========       ========       ========       ========

Net income (loss) allocated to General Partner      $     --       $     --       $     --       $     --
                                                    ========       ========       ========       ========
Net income (loss) allocated to Class B
    Limited Partner                                 $  4,235       $ (1,452)      $  3,316       $ (2,299)
                                                    ========       ========       ========       ========
Net income (loss) allocated to Class A
    Limited Partners                                $     --       $     --       $     --       $     --
                                                    ========       ========       ========       ========
Net income (loss) per Class A
    Limited Partnership Unit                        $     --       $     --       $     --       $     --
                                                    ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (amounts in thousands)
                                   (Unaudited)

                                                                                                June 30,
                                                                                           2000          1999
                                                                                           ----          ----
Cash Flow from Operating Activities:
-----------------------------------
Net income (loss) .................................................................      $ 3,316       $(2,299)
Adjustments reconciling net income (loss) to net cash used in operating activities:
Depreciation ......................................................................           95            69
Net change in allowance for claims and liabilities ................................           47            16
Net change in assets and liabilities:
      (Increase) decrease in accounts receivable ..................................       (1,230)          110
      Decrease (increase) in housing inventories, net .............................          272        (5,861)
      Decrease in land held for sale ..............................................            6            89
      Decrease in land held for development .......................................           46            --
      Increase in capitalized development costs ...................................         (477)         (754)
      (Decrease) increase in accounts payable and accrued liabilities .............       (2,156)           39
      Decrease in management fee due affiliate ....................................           --          (283)
      Net change in other assets and liabilities ..................................         (688)          330
                                                                                         -------       -------

Net cash used in Operating Activities .............................................         (769)       (8,544)
                                                                                         -------       -------

Cash Flow from Investing Activities:
-----------------------------------
Sales of (additions to) land, buildings and other .................................          462          (312)
Net sales and maturities of marketable securities .................................           --           149
                                                                                         -------       -------

Net cash provided by (used in) investing activities ...............................          462          (163)
                                                                                         -------       -------

Cash Flow from Financing Activities:
-----------------------------------
Advances on notes payable, net ....................................................          223         8,437
Increase in restricted cash .......................................................          (45)         (594)
                                                                                         -------       -------

Net cash provided by financing activities .........................................          178         7,843
                                                                                         -------       -------

Decrease in cash ..................................................................         (129)         (864)

Cash at beginning of the period ...................................................          230         1,115
                                                                                         -------       -------

Cash at end of the period .........................................................      $   101       $   251
                                                                                         =======       =======

          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

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

1. Summary of Significant Accounting Policies

Consolidation
-------------

The consolidated financial statements include the accounts of Heartland; CMC, its 99.99% owned operating partnership; HDC, 100% owned by Heartland; CMC I, 1% general partnership interest owned by HDC and 99% owned by CMC; CMC II, CMC III, CMC IV, CMC V, CMC VI, CMC VII, CMC VIII, LCL and LCC, each 100% owned by CMC. All intercompany transactions have been eliminated in consolidation.

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

Segment Reporting
-----------------

During the fourth quarter of 1998, Heartland adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 superseded FASB Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments.

The Company has two primary reportable business segments, which consist of land sales and property development (See Note 6 to the Consolidated Financial Statements).

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


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

Housing inventories consisted of the following at June 30, 2000 (amounts in thousands):


         Land under development....................   $     3,546

         Direct construction costs.................        20,314

         Capitalized project costs.................        10,131
                                                      -----------

                                                      $    33,991
                                                      ===========

In December, 1999, Heartland decided to cease building operations in its Osprey Cove and Bloomfield communities. The homes and lots will be sold in the ordinary course of business.

2.  Contingencies

At June 30, 2000, Heartland's allowance for claims and liabilities was approximately $2.9 million of which $0.4 million was for the resolution of non-environmental claims and $2.5 million was for environmental matters. Significant legal proceedings and contingencies are discussed in the 1999 Form 10-K. During the second quarter of 1999, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma in which the Port of Tacoma released all claims against the Company and the Company agreed either to (a) pay $1.1 million on or before December 31, 2000, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date.

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

Also, the Company is a third party defendant in a suit filed in the United States District Court for the Northern District of Illinois in which the plaintiff railroad employee alleges that while he was riding the bottom step of a locomotive a piece of rail struck the step, causing the step to bend and injure the plaintiff's

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


foot. The defendant/third party plaintiff alleges that the Company negligently removed trackage so as to leave the rail piece in place. The Company has forwarded this matter to its insurance carrier and has not yet determined its exposure. The insurance carrier is defending the Company in this matter.

Two suits have been filed with regard to the Company's Bloomfield project in Rosemount, Minnesota. On April 5, 2000, Richard Knutson, Inc. filed suit against CMC Heartland Partners I, Limited Partnership in Dakota County District Court to enforce a mechanic's lien of $401,000. On June 30, 2000, the City of Rosemount filed suit against CMC Heartland Partners I, Limited Partnership in Dakota County District Court alleging that the City has incurred $110,000 in unreimbursed engineering fees for which the Company has the obligation to pay. The Company expects to resolve both matters in connection with the sale of the Bloomfield development in the third quarter of the year 2000.

3. Restricted Cash

The total restricted cash at June 30, 2000 and December 31, 1999 was $4,227,000 and $4,182,000, respectively. Restricted cash increased $45,000 from December 31, 1999 to June 30, 2000. This increase was additional earnest money deposited on Kinzie Station sold units.

4. Notes Payable

Heartland has a line of credit agreement in the amount of $13.5 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, Illinois, Milwaukee, Wisconsin and Fife, Washington which had a carrying value of $12,522,000 and $8,653,000 as of June 30, 2000, and 1999, respectively. The Company has also pledged as collateral its interest in the Goose Island Joint Venture which has a carrying value of $535,000 at June 30, 2000. Also, pursuant to the line of credit agreement, CMC has pledged cash in the amount of $1,150,000 as an interest reserve. The maturity date of the line of credit is December 31, 2000. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (11.0% at June 30, 2000). At June 30, 2000, and 1999, $12,335,000 and $8,700,000, respectively, had been advanced to the Company by LNB against the line of credit. On June 29, 2000, Heartland closed on a parcel of land it owned at Kinzie Station in Chicago, Illinois at a sales price of $2,457,000. At that time, $1,800,000 of the sales proceeds was used to permanently reduce the line of credit amount from $15.3 million to $13.5 million. On August 3, 2000, the Company closed on the last parcel of land it owned at Galewood in Chicago, Illinois at a sales price of $5,500,000. At that time, $3,500,000 of the sales proceeds was used to permanently reduce the line of credit amount from $13.5 million to $10 million (see Note 8 to the Consolidated Financial Statements).

As of June 30, 2000, the CMC V revolving line of credit agreement in the amount of $3 million with Bank of America (formerly NationsBank) ("B of A") to acquire lots and construct homes in the Osprey Cove subdivision, St. Marys, Georgia, was paid in full. All lots securing the revolving line of credit were released as collateral. At June 30, 2000, Heartland has one loan (on an inventory home) outstanding with B of A in the amount of $209,000. The carrying value of the home is $275,000. The loan bears interest

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


at the prime rate of B of A plus 1% (10.5% at June 30, 2000). At June 30, 2000, B of A has advanced $179,000 against this loan. This loan matures September 29, 2000. At that time, all outstanding advances and any accrued interest must be paid.

In the fourth quarter of 1999, First National Bank of St. Mary's ("FNB") in Georgia made two loans totaling $588,374 to build two inventory homes in Osprey Cove. One home sold and closed in May, 2000. The carrying value of the one remaining inventory home is $203,000 at June 30, 2000. The loan term is for one year and bears interest at the prime rate plus 1% (10.5% at June 30, 2000). At June 30, 2000, FNB had advanced $173,000 to the Company on the loan.

In December, 1998, the Company signed a commitment letter for a $3,000,000 line of credit with B of A to construct homes in the Longleaf community. B of A provided individual loans on each home as it was started. The developer subordinated its lot to B of A's construction loan. The term of each loan was one year and interest accrued at the B of A prime rate plus 1%. On December 9, 1999, Heartland executed an agreement for a $5,000,000 revolving credit line for the construction of homes in Longleaf with Bank One of Illinois ("Bank One"). The first draw from Bank One on December 9, 1999 was used to purchase 22 lots (of which 12 have closed as of June 30, 2000) from the developer for $690,500 and repay B of A all outstanding principal and accrued interest. As new homes to be built are added to the revolving credit line, the developer will subordinate its lot to Bank One's revolving credit line. The carrying value of the collateral at June 30, 2000 is $1,528,000. The revolving credit line is for a term of 1 year and bears interest at the prime rate (9.5% at June 30, 2000). At June 30, 2000, $1,153,000 had been advanced by Bank One to the Company.

On November 30, 1998, Heartland executed an agreement for a $2,500,000 loan from Bank One relating to the Bloomfield project. The loan has a two year term and bears interest at the prime rate (9.5% at June 30, 2000). The outstanding loan balance is $2,440,000 and $2,500,000 at June 30, 2000 and 1999, respectively. As a condition of the loan, $500,000 was placed in an interest reserve. In addition, Bank One is providing a $1,750,000 development loan, letters of credit for $204,500 to the City of Rosemount and a $2,000,000 (originally was $4,000,000) revolving credit line for the construction of homes; these credit facilities were executed on February 1, 1999. The loans bear interest at the prime rate (9.5% at June 30, 2000). The loans mature on January 31, 2001 and December 31, 2000, respectively. At June 30, 2000 and 1999, $612,000 and $294,000, respectively, had been advanced against the development loan and $1,139,000 and $800,000, respectively, against the revolving line of credit. The Company believes no additional financing will be needed for Phase I. The carrying value of the collateral for these loans is $5,035,000 and $4,369,000 at June 30, 2000 and 1999, respectively. On March 31, 2000, the Company extended the revolving line of credit that had matured January 31, 2000 to December 31, 2000 and reduced the revolving loan amount from $4,000,000 to $2,000,000.

On January 6, 1999, the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A ("CB"). The loan bears interest at the prime rate plus 1% (10.5% at June 30, 2000). This loan is collateralized by the real estate contained in the project. In conjunction with the loan,

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


a construction contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. At June 30, 2000 and 1999, $13,942,000 and $6,797,000, respectively, had been advanced by CB to the Company.

On October 20, 1999, the Company executed loan documents with Bank One for a loan of $5,250,000 to construct the Kinzie Station Plaza building. The loan is for a term of 3 years and bears interest at the prime rate (9.5% at June 30, 2000). The loan is collateralized by the real estate contained in the project. On September 7, 1999, a construction contract with the guaranteed maximum price of $4,864,022 was entered into with a general contractor. At June 30, 2000, $1,020,000 had been advanced by Bank One to the Company.

5. Related Party Transactions

Heartland had a management agreement with Heartland Technology, Inc. ("HTI") pursuant to which the Company was required to pay HTI an annual management fee in the amount of $425,000 until December 31, 1999. This fee was paid in full at December 31, 1999.

Under a management services agreement, HTI reimburses the Company for reasonable and necessary costs and expenses for services. Heartland also makes cash advances to HTI. All amounts due from HTI bear interest at the prime rate plus 2.25%. At June 30, 2000, HTI owed Heartland approximately $2,539,000. This was an increase of $1,446,000 from December 31, 1999.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


6. Reportable Segments

The following tables set forth the reconciliation of net income for Heartland's reportable segments for the quarters ended June 30, 2000 and 1999 (See Note 1 to the Consolidated Financial Statements).

                                                               Property
                                       Land Sales (1)       Development (2)           Corporate (3)           Consolidated
                                       --------------       ---------------           -------------           ------------
                                                                    (amounts in thousands)
                                       Quarter Ended          Quarter Ended            Quarter Ended           Quarter Ended
                                         June 30,                June 30,                June 30,                June 30,
                                      2000        1999       2000        1999         2000       1999        2000        1999
                                    --------    --------   --------    --------    --------    --------    --------    --------
Income:
     Property sales                 $    320    $    694   $ 19,524    $  1,826    $     --    $     --    $ 19,844    $  2,520
     Less: Cost of property sales        102         151     14,282       1,868          --          --      14,384       2,019
                                    --------    --------   --------    --------    --------    --------    --------    --------
Gross profit on property sales           218         543      5,242         (42)         --          --       5,460         501
                                    --------    --------   --------    --------    --------    --------    --------    --------

Operating expenses:
     Selling expenses                    384         160        430         914          --          --         814       1,074
     General and administrative           --          --          9         246         787         442         796         688
     Real estate taxes                    --          20         23          61          --          --          23          81
     Environmental expense                56          50         --         190          --          --          56         240
                                    --------    --------   --------    --------    --------    --------    --------    --------
Total operating expenses                 440         230        462       1,411         787         442       1,689       2,083
                                    --------    --------   --------    --------    --------    --------    --------    --------

     Net operating income (loss)        (222)        313      4,780      (1,453)       (787)       (442)      3,771      (1,582)


Other Income and (Expense):
     Portfolio income                     --          --         --          --          78          15          78          15
     Rental income                       210         145         --          --          --          --         210         145
     Other income                         --          --        224         112          --          --         224         112
     Depreciation                         --          --        (23)        (22)        (25)        (13)        (48)        (35)
     Management fee                       --          --         --          --          --        (107)         --        (107)
                                    --------    --------   --------    --------    --------    --------    --------    --------
Total other income and
     (expense)                           210         145        201          90          53        (105)        464         130
                                    --------    --------   --------    --------    --------    --------    --------    --------

Net income (loss)                   $    (12)   $    458   $  4,981    $ (1,363)   $   (734)   $   (547)   $  4,235    $ (1,452)
                                    ========    ========   ========    ========    ========    ========    ========    ========

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


(1) The Land Sales business segment consists of approximately 14,353 acres of land located throughout 12 states for sale as of June 30, 2000, and the related sales and marketing and general and administrative expenses.

(2) The Property Development business segment consists of the approximately 862 acres representing 15 sites that Heartland is in the process of developing or homebuilding communities in which Heartland is currently acquiring finished lots, selling and building homes. The related selling and operating expenses are also reported for this business segment.

(3) The Corporate level expenses consist of portfolio income from investments, salaries and general and administrative expenses for the employees and occupied office space in Chicago, Illinois.

7. Employee Compensation Arrangements

       Effective January 1, 2000, the Company approved the CMC HEARTLAND PARTNERS INCENTIVE PLAN ("CMC Plan") and the SALES INCENTIVE PLAN ("Sales Plan") to provide incentives to attract, retain and motivate highly competent employees of CMC Heartland Partners. The aggregate benefits payable under the CMC Plan shall be computed by multiplying the following percentages (3% for the years 2000 and 2001, 2 % for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. The aggregate benefits payable under the Sales Plan shall be computed by multiplying 3% for the years 2000 and 2001 by the net proceeds from the sale of certain real estate during those years. As of June 30, 2000, $160,000 had been earned under the plans.

8. Subsequent Events

       On August 3, 2000, Heartland closed on the sale of the last 50 acres of its Galewood property located in Chicago, Illinois for $5,500,000. At that time, $3,500,000 of the sale proceeds were used to reduce the LNB line of credit amount from $13.5 million to $10 million.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and elsewhere in this Form 10-Q. The Company's actual future results, performance or achievement of results and the value of the partnership Units, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statement in these documents. The Company claims the protections of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Cash flow from operating activities has been derived primarily from proceeds of property sales and rental income. Cash was $4,328,000 (including $4,227,000 of restricted cash) at June 30, 2000, and $4,412,000 (including $4,182,000 of restricted cash) at December 31, 1999.

Net cash used in operating activities was $769,000 in the first six months of 2000, compared to $8,544,000 used in operating activities in the first six months of 1999. The decrease in net cash used in operating activities between the years of $7,775,000 is mainly attributable to a $6,133,000 decrease in expenditures for housing inventories.

At the quarter ending June 30, 2000, property designated for development consisted of 15 sites comprising approximately 862 acres. The book value of this land is $8.8 million or an average of $10,200 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell. Heartland's objective for these properties is to maximize unitholder value over a period of years.

Kinzie Station

Heartland has a 3.88 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 dwelling units was received in 1997. The construction of the first phase of the project started on October 1, 1998. Since last reported in the 1999 Form 10-K, the number of units sold at Kinzie Station Phase I has increased 24% and the dollar sales volume has increased 33%. The Company closed 64 Tower building units in the second quarter of the year 2000.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


                                 Kinzie Station
                                     Phase I
                                   Unit Detail
                               As of June 30, 2000

                                               Total Number
                                                 of Units

       Tower Building                                   163
       Plaza                                             24
       Townhomes                                          5
                                                      -----
          Total                                         192
                                                      =====

In addition to the 3.88 acre site, the Company owns approximately 9 acres of land and 4 acres of air rights adjacent to Kinzie Station. This acreage is currently zoned for industrial and manufacturing uses. In October 1999, Heartland executed a sales contract to sell a part of this acreage to Home Depot U.S.A., Inc. However, the Company retained certain air rights associated with this property. The Company expects to close this sale during the year 2001. Also during 1999, the Company executed contracts to sell 3 2/3 acres of industrial land west of Kinzie Station to 2 other parties for approximately $3,900,000. On June 29, 2000, 1 of these 2 contracts closed at a sales price of $2,457,000. The remaining contract on 1 2/3 acres of land is expected to close by the end of the year 2000. While the Company has no reason to believe the above described sales will not close, the contracts contain contingencies typical of such contracts and there can be no assurance the transactions will be competed.

On January 6, 1999, the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A ("CB"). The loan bears interest at the prime rate plus 1% (10.5% at June 30, 2000). This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a construction contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. The outstanding balance at June 30, 2000, is $13,942,000.

On October 20, 1999, the Company executed loan documents with Bank One of Illinois ("Bank One") for a loan of $5,250,000 to construct the Kinzie Station Plaza building. The loan is for a term of 3 years and bears interest at the prime rate (9.5% at June 30, 2000). The loan is collateralized by the real estate contained in the project. On September 7, 1999, a construction contract with the guaranteed maximum price of $4,864,022 was entered into with a general contractor. At June 30, 2000, $1,020,000 had been advanced by Bank One to the Company.

Osprey Cove

 Included in the aforementioned 862 acres are approximately 6 acres consisting of 19 lots purchased for $722,000, or an average of $38,000 per lot at Osprey Cove in St. Marys, GA. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities, which includes a recreational complex, lakes, a boat dock and a boat launch. In December 1999, the Company decided to cease operations at Osprey Cove.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


The homes under construction will be completed and closed during the year 2000. The 17 lots owned by Heartland are being marketed and will be sold and closed in the ordinary course of business. It is anticipated it may take to the end of the year 2001 to sell all the lots.

As of June 30, 2000, 50 contracts have closed in Osprey; 15 in 2000, 20 in 1999, 13 in 1998, and 2 in 1997. In addition to selling its own units, CMC also sold homes and lots for the developer of Osprey Cove, and Osprey Cove homeowners. For the six months ended June 30, 2000, CMC had sold 5 lots for those owners. Heartland is no longer selling homes and lots for those owners.

                                   Osprey Cove
                              Unit Inventory Detail
                               As of June 30, 2000



       Inventory homes under construction                               2
       Lots owned-inventory                                            17
                                                                     ----
                       Total unit inventory                            19
                                                                     ====

As of June 30, 2000, the CMC revolving line of credit agreement in the amount of $3,000,000 with Bank of America (formerly NationsBank, N.A.) ("B of A") had been paid in full. The Company has one loan outstanding with B of A in the amount of $209,000. This loan bears interest at the prime rate of B of A plus 1% (10.5% at June 30, 2000). At maturity, on September 29, 2000, all outstanding advances and any accrued interest must be paid. At June 30, 2000, $179,000 has been advanced by B of A against the loan.

In the fourth quarter of 1999, First National Bank of St. Mary's ("FNB") in Georgia made two loans totaling $588,374 to build two inventory homes in Osprey Cove. The loan terms were for one year and bear interest at the prime rate plus 1% (10.5% at June 30, 2000). One home sold and closed in May, 2000. At June 30, 2000, FNB had advanced $173,000 to the Company on the one remaining loan.

 Longleaf

The Company has signed a contract to be the exclusive homebuilder and marketer for the Longleaf Country Club in Southern Pines, North Carolina. Under the terms of the contract, CMC is entitled to sell and build up to 244 homes on lots currently owned by Longleaf Associates Limited Partnership ("LALP"), an affiliate of General Investment & Development, an unrelated party. Heartland assumed the day to day operations on April 1, 1998. At June 30, 2000, the Company owned 10 lots purchased for approximately $285,000, an average of $28,500 per lot. These 10 lots comprising approximately 3 acres of land, are also included in the aforementioned 862 acres. Also, the Company closed the 1 home it was building on an individual's own lot.

In Longleaf, the Company has closed 23 homes as of June 30, 2000; 10 in 2000 and 13 in 1999. When the Company assumed day to day operations of Longleaf in April 1998, there were a number of units under construction which were owned by the developer, as well as resale units, on the market. As of June 30, 2000, the Company has sold 32 units and 3 lots for these owners since April 1, 1998.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


                                    Longleaf
                              Unit Inventory Detail
                               As of June 30, 2000


       Model homes                                                      2
       Sold homes under construction                                    2
       Inventory homes under construction                               6
                                                                     ----
                       Total unit inventory                            10
                                                                     ====

       Sold homes not started (lots not owned)                          3
                                                                     ====

In December, 1998, the Company signed a commitment letter for a $3,000,000 line of credit with B of A to finance the construction of homes in the Longleaf community. B of A provided individual loans on each home as it was started. The developer subordinated its lot to B of A's construction loan. The term of each loan was one year and interest accrued at the B of A prime rate plus 1%. On December 9, 1999, Heartland executed an agreement for a $5,000,000 revolving credit line for the construction of homes in Longleaf with Bank One. The first draw from Bank One on December 9, 1999 was used to purchase 22 lots (of which 12 have closed as of June 30, 2000) from LALP for $690,500 and repaid B of A all outstanding principal and accrued interest. As new homes to be built are added to the revolving credit line, the developer will subordinate its lot to Bank One's revolving credit line. The revolving credit line is for a term of 1 year and bears interest at the prime rate (9.5% at June 30, 2000). At June 30, 2000, $1,153,000 had been advanced by Bank One to the Company.

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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


As of June 30, 2000, 9 townhomes and 3 single-family detached homes were closed; 6 in 2000 and 6 in 1999.

                                    Rosemount
                                    (Phase I)
                              Unit Inventory Detail
                               As of June 30, 2000


       Model homes                                                      3
       Inventory homes under construction                               6
       Townhome building foundation                                     6
       Lots owned                                                     130
                                                                     ----
                       Total unit inventory                           145
                                                                     ====

In December 1999, Heartland decided to cease homebuilding operations in Bloomfield. On June 13, 2000, the Company executed a sales contract to sell the entire Rosemount 226 acres to Centex Homes. The contract included all model homes, homes under construction and the 6 townhome building foundation. The contract is expected to close on September 13, 2000. While the Company has no reason to believe the sale will not close, the contract contains contingencies typical of such contracts and there can be no assurance the transaction will be completed.

A contract on the aforementioned 103 adjacent acres was executed in January, 2000 for $4,000,000 and is projected to close by September 30, 2000. While the Company has no reason to believe the above described sale will not close, the contract contains contingencies typical of such contracts and there can be no assurance the transaction will be completed.

On November 30, 1998, Heartland executed an agreement for a $2,500,000 loan from Bank One relating to the Bloomfield project. The loan has a two year term and bears interest at the prime rate (9.5% at June 30, 2000). The outstanding loan balance is $2,440,000 at June 30, 2000. As a condition of the loan, $500,000 was placed in an interest reserve. In addition, Bank One is providing a $1,750,000 development loan, letters of credit for $204,500 to the City of Rosemount and a $4,000,000 (reduced to $2,000,000) revolving credit line for the construction of homes; these credit facilities were executed on February 1, 1999. The loans bear interest at the prime rate (9.5% at June 30, 2000). The loans mature on January 31, 2001 and December 31, 2000, respectively. At June 30, 2000, $612,000 had been advanced against the development loan and $1,139,000 against the revolving line of credit. The Company believes no additional financing will be needed for Phase I. On March 31, 2000, the Company extended the revolving line of credit that had matured January 31, 2000 to December 31, 2000 and reduced the revolving loan amount from $4,000,000 to $2,000,000.

Galewood

The Company executed a sales contract on March 24, 2000 to sell 50 acres of its Galewood property located in Chicago, Illinois for $7.75 million to an industrial park developer. This sale closed on August 3, 2000

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


for $5.5 million. Heartland could receive up to $2.25 million of additional consideration in the event certain tax increment financing can be arranged.

On April 19, 2000, Heartland sold the remaining 17 acres of its Galewood property to METRA, the Chicago commuter rail authority for $1,660,000. This sale closed April 24, 2000.

Other Development Activities

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of June 30, 2000, the buildings had been built and leases had been signed for all of the 265,000 square feet.

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

The Company owns Kilbourn Station , a three story, 60,000 square foot office building and railroad depot in Milwaukee, Wisconsin. Amtrak provides interstate passenger rail service using the station. The Company has worked with the State of Wisconsin, the Wisconsin Congressional Delegation and the Milwaukee County Transit Company (which provides local bus service) on plans to improve Kilbourn Station. The plans enhance the linkage of the building to Milwaukee's new "Midwest Express" convention center and to planned local bus routes as well as updating the design of its interior space. The State has authorized the expenditure of approximately $2 million in state funds and the federal government has authorized approximately $2 million of federal funds for the improvement of the facility. The Company has made applications with the state and federal governments to have the approximately $4 million in funds appropriated for this facility. The appropriation of the funds should be completed during the year 2000. The Company started preliminary design work on this project in the third quarter of 1999.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Property Sales and Leasing Activities

Heartland's current inventory of land held for sale consists of 14,353 acres located throughout 12 states. The book value of this inventory is approximately $760,000. The majority of the land is former railroad rights-of-way, long, narrow strips of land that varies between 50-200 feet wide. Some of Heartland's sites located in small rural communities or outlying mid-cities are leased to third parties for agricultural, industrial, retail and residential use. These properties may be improved with the lessee's structures and include grain elevators, storage sheds, parking lots and small retail service facilities.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


The sale, management and leasing of the Company's non-development real estate inventory is conducted by Heartland's Sales and Property Management Department. The volume of Company's sales has slowed over the last five years due to the less desirable characteristics of the remaining properties. The Company anticipates that the sale of its remaining parcels may take beyond the year 2002.

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

The Company performs annual reviews on major properties to determine that the capitalized cost of development properties does not exceed the current fair value without regard to the property's expected net realizable value from development. If the capitalized cost of any property exceeds the current fair value, then a loss is recognized and the capitalized cost is reduced in accordance with FAS 121. No loss is included in the statement of operations for the quarters ended June 30, 2000, and 1999.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $2.5 million at June 30, 2000 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. The Company has a line of credit with LNB in the amount of $13.5 million. Cash in the amount of $1,150,000 is pledged as an interest reserve. The line of credit matures December 31, 2000. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (11.0% at June 30, 2000). At June 30, 2000, $12,335,000 had been advanced to the Company by LNB against the line of credit. On June 29, 2000, Heartland closed on a parcel of land it owned at Kinzie Station in Chicago, Illinois at a sales price of $2,457,000. At that time, $1,800,000 of the sales proceeds was used to permanently reduce the line of credit amount from $15.3 million to $13.5 million. On August 3, 2000, the Company closed on the last parcel of land it owned at Galewood in Chicago, Illinois at a sales price of $5,500,000. At that time, $3,500,000 of the sales proceeds was used to permanently reduce the line of credit amount from $13.5 million to $10 million.

Results of Operations

For the second quarter and six months ended June 30, 2000, operations resulted in a net income of $4,235,000 and $3,316,000, respectively, or $0 per Class A Unit. Operations for the second quarter and six months ended June 30, 1999, resulted in a net loss of $1,452,000 and $2,299,000, respectively, or $0 per Class A Unit. No loss is allocated to the Class A Unitholders because the partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their capital account such net loss shall be allocated only among partners having positive balances in their capital account. No income has been allocated to the Class A Unitholders because the prior losses allocated to the Class B Limited Partners have not been used up as of June 30, 2000.

The increase in net income for the second quarter of 2000 compared to the net loss in the second quarter of 1999 of $5,687,000 is due to the closing of 64 Tower building units in Kinzie Station producing gross revenues of $12,100,000 and the closing of the Galewood and Kinzie parcels of land producing gross revenues of $1,660,000 and $2,457,000, respectively, in the second quarter of the year 2000. Also, the reduction in total operating expenses of $394,000 from the second quarter of 2000 as compared to 1999, was a factor in the increased net income.

Heartland has approximately 160 active leases on its real estate properties, which generated $210,000 and $145,000 of revenue for the second quarter of 2000 and 1999, respectively. The increase in the rental income from the second quarter of 2000 compared to 1999 of $65,000 is due to an increase in the percentage of rents earned on a parking lot owned by the Company.

Total operating expenses were $1,689,000 and $2,083,000 for the second quarter ending June 30, 2000 and 1999, respectively. The decrease of $394,000 is primarily due to decreased selling expenses of $260,000 and a decrease in environmental expenses of $184,000. Total operating expenses were $2,909,000 and $3,410,000 for the six months ending June 30, 2000 and 1999, respectively. The decrease of $501,000 is primarily due to a decrease in selling expenses of $293,000 and a decrease in environmental expense of $137,000.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


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

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of June 30, 2000, Heartland's total consolidated indebtedness was $32,993,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at June 30, 2000 is $32,993,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate plus 0.00% to 1.5%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $82,000.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


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

Through August 13, 2000, the Company has not encountered any year 2000 related issues which would have affected its operations in the areas described above. It will continue to monitor its internal software and equipment over the next few months to detect whether any such problems arise. No future significant expenditures are expected related to year 2000 compliance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of
Operations: Economic and Other Conditions Generally, Access to Financing and Interest Rate Sensitivity.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings and Contingencies

At June 30, 2000, Heartland's allowance for claims and liabilities was approximately $2.9 million. During the six months ended June 30, 2000, an increase of approximately $56,000 in the provision was recorded in respect to environmental matters. Material legal matters are discussed below.

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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


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

On October 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified effective June 1999, in which the Port released all claims and the Company agreed either to (a) pay $1.1 million on or before December 31, 2000, plus interest from January 1, 1999, or (b) to convey to the Port real property to be agreed upon at a later date. At June 30, 2000, Heartland's allowance for claims and liabilities for this site was $1,100,000.

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

Rosemount, Minnesota
--------------------

Two suits have been filed with regard to the Company's Bloomfield project in Rosemount, Minnesota. On April 5, 2000, Richard Knutson, Inc. filed suit against CMC Heartland Partners I, Limited Partnership in Dakota County District Court to enforce a mechanic's lien of $401,000. On June 30, 2000, the City of Rosemount filed suit against CMC Heartland Partners I, Limited Partnership in Dakota County District Court alleging that the City has incurred $110,000 in unreimbursed engineering fees for which the Company has the obligation to pay. The Company expects to resolve both matters in connection with the sale of the Bloomfield development in the third quarter of the year 2000.

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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:


Exhibit No.       Description
-----------       --------------------------------------------------------------

10.28 Payoff letter dated June 29, 2000 to Near North National Title Corporation among CMC Heartland Partners and LaSalle Bank National Association, a national banking association (filed herewith).

10.29 Payoff letter dated August 1, 2000 to Near North National Title Corporation among CMC Heartland Partners and LaSalle Bank National Association, a national banking association (filed herewith).

27                Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended June 30, 2000.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            HEARTLAND PARTNERS, L.P.

                                                  (Registrant)


Date: August 14, 2000               BY:        /s/ Edwin Jacobson
                                       -------------------------------------
                                                  Edwin Jacobson
                                       President and Chief Executive Officer
                                             Heartland Technology, Inc.
                                                the General Partner
                                           (Principal Executive Officer)

Date: August 14, 2000


                                    BY:     /s/ Richard P. Brandstatter
                                       -------------------------------------
                                              Richard P. Brandstatter
                                         Vice-President-Finance, Secretary
                                                  and Treasurer of
                                             Heartland Technology, Inc.
                                                the General Partner
                                    (Principal Financial and Accounting Officer)

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2000


                                  EXHIBIT INDEX
                                  -------------

Exhibit No.       Description
-----------       --------------------------------------------------------------

10.28 Payoff letter dated June 29, 2000 to Near North National Title Corporation among CMC Heartland Partners and LaSalle Bank National Association, a national banking association (filed herewith).

10.29 Payoff letter dated August 1, 2000 to Near North National Title Corporation among CMC Heartland Partners and LaSalle Bank National Association, a national banking association (filed herewith).

27                Financial Data Schedule (filed herewith).