Form 10-Q
period 2000-09-30
HEARTLAND PARTNERS L P
filed 2000-11-13
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark one)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended              September 30, 2000
                                     -----------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                      to
                                     --------------------    -----------------

Commission File Number: 1-10520


                           HEARTLAND PARTNERS, L.P.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                              36-3606475
------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


     330 North Jefferson Court, Chicago, Illinois                     60661
------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)


                                 312/575-0400
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


547 West Jackson Boulevard,  Suite 1510,  Chicago,  Illinois 60661
------------------------------------------------------------------------------
(Former name,former address and former fiscal year if changed since last report)

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

                            HEARTLAND PARTNERS, L.P.
                               September 30, 2000



                                      INDEX

PART I.  FINANCIAL INFORMATION


Item 1       Financial Statements

                   Consolidated Balance Sheets...............................3

                   Consolidated Statements of Operations.....................4

                   Consolidated Statements of Cash Flows.....................5

                   Notes to Consolidated Financial Statements................6

Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................13


Item 3       Quantitative and Qualitative Disclosure About Market Risk..... 23


PART II.  OTHER INFORMATION



Item 1       Legal Proceedings..............................................24


Item 6       Exhibits and Reports on Form 8-K...............................27


                   Signatures...............................................28





                                     Page-2 of 29

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                            (amounts in thousands)


                                               September 30,   December 31,
                                                   2000            1999
Assets:                                         (Unaudited)      (Audited)
                                                -----------      ---------
     Cash                                       $      71      $     230
     Restricted cash                                4,054          4,182
     Accounts receivable (net)                        137            373
     Due from affiliate                             3,159          1,093
     Prepaid and other assets                         293            217
     Investment in joint venture                      568            410
                                                 ----------      ---------
    Total                                           8,282          6,505
                                                 ----------      ---------


Property:
          Land, buildings and other                 3,556          4,049
               Less accumulated depreciation          777          1,065
                                                 ----------      ---------
          Net land, buildings and other             2,779          2,984
          Land held for sale                          759            766
          Housing inventories                      29,279         34,263
          Land held for development                 5,102          5,287
          Capitalized predevelopment costs          6,960          7,451
                                                 ----------      ---------
          Net properties                           44,879         50,751
                                                 ----------      ---------
Total assets                                    $  53,161      $  57,256
                                                ============   ============

Liabilities:
          Notes payable                         $  25,229      $  32,770
          Accounts payable and accrued
            expenses                                6,453         10,330
          Accrued real estate taxes                   732            893
          Allowance for claims and
            liabilities                             2,866          2,804
          Unearned rents and deferred income        1,657          1,733
          Other liabilities                         2,831          3,074
                                                ----------      ---------
Total liabilities                               $  39,768      $  51,604
                                                ----------      ---------

Partners' Capital:
          General Partner                              39              -
          Class A Limited Partners-2,142
          units authorized,
           issued and outstanding                   3,802              -
          Class B Limited Partner                   9,552          5,652
                                                ----------      ---------
    Total partners' capital                        13,393          5,652
                                                ----------      ---------
Total liabilities and partners' capital         $  53,161      $  57,256
                                                ============   ============



          See accompanying notes to consolidated financial statements.


                                     Page-3 of 29

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                    SEPTEMBER 30, 2000 AND SEPTEBER 30, 1999
                   (amounts in thousands except per unit data)
                                   (Unaudited)

                                              Quarter Ended            Nine Months Ended
                                               September 30,              September 30,
                                             2000         1999        2000         1999
                                           --------     --------    --------     --------

Income:
     Property sales                        $ 17,463     $  2,980    $ 39,957     $  7,542
     Less: Cost of property sales            12,068        2,696      29,046        6,660
                                           --------     --------    --------     --------
   Gross profit on property sales             5,395          284      10,911          882
                                           --------     --------    --------     --------

Operating Expenses:
     Selling expenses                           574          913       1,975        2,607
     General and administrative
     expenses                                   410          734       1,740        2,039
     Real estate taxes                           23           68          68          209
     Environmental expense                       22           48         155          318
                                           --------     --------    --------     --------
   Total operating expenses                   1,029        1,763       3,938        5,173
                                           --------     --------    --------     --------

Net operating income (loss)                   4,366       (1,479)      6,973      (4,291)

Other Income and (Expense):
     Portfolio income                            96           16         228           49
     Rental income                              210          124         578          517
     Other income                               161          154         465          523
     Depreciation                               (89)         (35)       (184)        (104)
     Management fee                            (319)        (105)       (319)        (318)
                                            --------     --------    --------    --------
   Total other income                            59          154         768          667
                                            --------     --------    --------   ---------

Net income (loss)                          $  4,425     $ (1,325)    $ 7,741     $ (3,624)
                                            ========     ========    ========    ========

Net income (loss) allocated to
   General Partner                         $     39     $   --       $    39     $  --
                                            ========     ========    ========    ========
Net income (loss) allocated to Class B
   Limited Partner                         $    584     $ (1,325)    $ 3,900     $ (3,624)
                                            ========     ========    ========    ========
Net income (loss) allocated to Class A
   Limited Partners                        $  3,802     $   --       $ 3,802     $  --
                                            ========     ========    ========    ========
Net income (loss) per Class A
   Limited Partnership Unit                $   1.77     $   --       $  1.77     $  --
                                            ========     ========    ========    ========

          See accompanying notes to consolidated financial statements.


                                     Page-4 of 29

                            HEARTLAND PARTNERS, L. P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                            (amounts in thousands)
                                   (Unaudited)

                                                                     September 30,
                                                                   2000       1999
                                                                 --------   --------
Cash Flow from Operating Activities:
-----------------------------------
Net income (loss) ..............................................$  7,741   $ (3,624)
Adjustments reconciling net income (loss) to net cash from
operating activities:
Depreciation ....................................................    184        104
Net change in allowance for claims and liabilities ..............     62         19
Net change in assets and liabilities:
(Increase) decrease in accounts receivable ...................... (1,830)         5
Decrease (increase) in housing inventories, net .................  4,984     (8,168)
Decrease in land held for sale ..................................      7         99
Decrease in land held for development ...........................    185         --
Decrease (increase) in capitalized development costs ............    491     (1,739)
Decrease in accounts payable and accrued liabilities ............ (3,877)      (473)
Decrease in management fee due affiliate ............                --        (283)
Net change in other assets and liabilities ......................   (714)       474
                                                                 --------   --------

Net cash provided by (used in) Operating Activities ............   7,233    (13,586)
                                                                 --------   --------

Cash Flow from Investing Activities:
------------------------------------

Sales of (additions to) land, buildings and other ...............     21       (317)
Net sales and maturities of marketable securities ...............     --        149
                                                                 --------   --------
Net cash provided by (used in) investing activities .............     21       (168)
                                                                 --------   --------
Cash Flow from Financing Activities:
------------------------------------

Advances on notes payable, net ..................................  (7,541)   13,779
Decrease (increase) in restricted cash ..........................     128      (942)
                                                                 --------   --------

Net cash (used in) provided by financing activities .............  (7,413)   12,837
                                                                 --------   --------

Decrease in cash ................................................    (159)     (917)

Cash at beginning of the period .................................     230     1,115
                                                                 --------   --------

Cash at end of the period .......................................$     71    $  198
                                                                 ========   ========

          See accompanying notes to consolidated financial statements.


                                     Page-5 of 29

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

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


                                     Page-6 of 29

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)



Housing inventories, (including completed model homes), consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost which is not in excess of fair value.

Housing inventories consisted of the following at September 30, 2000 (amounts in thousands):

      Land under development...............      $ 3,301

      Direct construction costs............       16,349

      Capitalized project costs............        9,629
                                                 -------
                                                 $29,279
                                                 =======

In December, 1999, Heartland decided to cease building operations in its Osprey Cove and Bloomfield communities. The homes and lots will be sold in the ordinary course of business.

2.  Contingencies

At September 30, 2000, Heartland's allowance for claims and liabilities was approximately $2.9 million of which $0.4 million was for the resolution of non-environmental claims and $2.5 million was for environmental matters. Significant legal proceedings and contingencies are discussed in the 1999 Form 10-K. During the second quarter of 1999, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma in which the Port of Tacoma released all claims against the Company and the Company agreed either to (a) pay $1.1 million on or before December 31, 2000, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date.

In July,1999, suit was filed against the Company in Minnesota District Court by a buyer under an expired real estate sale contract originally entered into in 1995, and extended to June 30, 1999. The plaintiff in the suit demanded specific performance by conveyance to it of the vacant 5.95 acre parcel in Minneapolis, Minnesota in consideration of $562,000. By findings of Fact and Conclusions of Law dated April 13, 2000, the District Court ruled in favor of the Company's motion for summary judgement.

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


                                     Page-7 of 29

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

Two suits have been filed with regard to the Company's Bloomfield project in Rosemount, Minnesota. On April 5, 2000, Richard Knutson, Inc. filed suit against CMC Heartland Partners I, Limited Partnership in Dakota County District Court to enforce a mechanic's lien of $401,000. On June 30, 2000, the City of Rosemount filed suit against CMC Heartland Partners I, Limited Partnership in Dakota County District Court alleging that the City has incurred $110,000 in unreimbursed engineering fees for which the Company has the obligation to pay. These two suits were resolved by payment of the claims with the sale and closing of the Bloomfield developed acreage on October 4, 2000.

3. Restricted Cash

The total restricted cash at September 30, 2000 and December 31, 1999 was $4,054,000 and $4,182,000, respectively. Restricted cash decreased $128,000 from December 31, 1999 to September 30, 2000. This decrease was primarily due to earnest money deposited on Kinzie Station Phase I sold units that was credited to the buyers of 110 Tower building units that closed during the nine months ended September 30, 2000.

4.  Notes Payable

Heartland has a line of credit agreement in the amount of $10 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, Illinois, Milwaukee, Wisconsin and Fife, Washington which had a carrying value of $11,254,000 and $8,769,000 as of September 30, 2000, and 1999, respectively. The Company has also pledged as collateral its interest in the Goose Island Joint Venture which has a carrying value of $568,000 at September 30, 2000. Also, pursuant to the line of credit agreement, CMC has pledged cash in the amount of $1,150,000 as an interest reserve. The maturity date of the line of credit is December 31, 2000. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (11.0% at September 30, 2000). At September 30, 2000, and 1999, $9,750,000 and
$11,100,000, respectively, had been advanced to the Company by LNB against the line of credit. On June 29, 2000, Heartland closed on a parcel of land it owned at Kinzie Station in Chicago, Illinois at a sales price of $2,457,000. At that time, $1,800,000 of the sales proceeds was used to permanently reduce the line of credit amount from $15.3 million to $13.5 million. On August 3, 2000, the Company closed on the last parcel of land it owned at Galewood in Chicago, Illinois at a sales price of $5,500,000. At that time $3,500,000 of the sales proceeds was used to permanently reduce the line of credit amount from $13.5 million to $10 million. On October 15, 2000, LNB increased the line of credit agreement amount from $10,000,000 to $11,000,000 (see Note 8 to the Consolidated Financial Statements).

As of September 30, 2000, the CMC V revolving line of credit agreement in the amount of $3 million with Bank of America (formerly NationsBank) ("B of A") to acquire lots and construct homes in the Osprey Cove subdivision, St. Marys, Georgia, was paid in full. All lots securing the revolving line of credit were released as collateral. At September 30, 2000, Heartland has one loan (on an inventory home) outstanding with B of A in the amount of $209,000. The carrying value of the home is $275,000. The loan bears interest at the prime rate of B of A plus 1% (10.5% at September 30, 2000). At September 30, 2000, B of A has advanced $179,000 against this loan. This loan matured September 29, 2000. The Company is currently in negotiations with B of A to extend the maturity date of this loan. While the Company has no reason to believe the extension will not be granted, there can be no assurance that it will take place.


                                     Page-8 of 29

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


In the fourth quarter of 1999, First National Bank of St. Mary's ("FNB") in Georgia made two loans totaling $588,374 to build two inventory homes in Osprey Cove. One home sold and closed in May, 2000. The carrying value of the one remaining inventory home is $203,000 at September 30, 2000. The loan term is for one year and bears interest at the prime rate plus 1% (10.5% at September 30, 2000). At September 30, 2000, FNB had advanced $172,000 to the Company on the one loan.

In December, 1998, the Company signed a commitment letter for a $3,000,000 line of credit with B of A to construct homes in the Longleaf community. B of A provided individual loans on each home as it was started. The developer subordinated its lot to B of A's construction loan. The term of each loan was one year and interest accrued at the B of A prime rate plus 1%. On December 9, 1999, Heartland executed an agreement for a $5,000,000 revolving credit line for the construction of homes in Longleaf with Bank One of Illinois ("Bank One"). The first draw from Bank One on December 9, 1999 was used to purchase 22 lots (of which 13 have closed as of September 30, 2000) from the developer for $690,500 and repaid B of A all outstanding principal and accrued interest. As new homes to be built are added to the revolving credit line, the developer will subordinate its lot to Bank One's revolving credit line. The carrying value of the collateral at September 30, 2000 is $2,059,000. The revolving credit line is for a term of 1 year and bears interest at the prime rate (9.5% at September 30, 2000). At September 30, 2000, $1,495,000 had been advanced by Bank One to the Company.

On November 30, 1998, Heartland executed an agreement for a $2,500,000 loan from Bank One relating to the Bloomfield project. The loan has a two year term and bears interest at the prime rate (9.5% at September 30, 2000). The outstanding loan balance is $2,440,000 and 2,500,000 at September 30, 2000 and 1999,
respectively. As a condition of the loan, $500,000 was placed in an interest reserve. In addition, Bank One is providing a $1,750,000 development loan, letters of credit for $204,500 to the City of Rosemount and a $2,000,000 (originally was $4,000,000) revolving credit line for the construction of homes; these credit facilities were executed on February 1, 1999. The loans bear interest at the prime rate (9.5% at September 30, 2000). The loans mature on January 31, 2001 and December 31, 2000, respectively. At September 30, 2000 and 1999, $607,000 and $415,000, respectively, had been advanced against the development loan and $1,187,000 and $1,027,000, respectively, against the revolving line of credit. The carrying value of the collateral for these loans is $5,143,000 and $4,870,000 at September 30, 2000 and 1999, respectively. On March 31, 2000, the Company extended the revolving line of credit that had matured January 31, 2000 to December 31, 2000 and reduced the revolving loan amount from $4,000,000 to $2,000,000. On October 3, 2000, Heartland sold the Bloomfield developed acreage and home inventory (approximately 104 acres) to Centex Homes for $7,338,500. This transaction closed October 4, 2000. At that time, the total Bank One debt was reduced from $4,234,000 to $450,000. The Bank One $500,000 interest reserve and all letters of credit were released. There are still approximately 122 acres of undeveloped acreage owned by the Company.


                                     Page-9 of 29

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


On January 6, 1999, the Kinzie Station Tower building 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A ("CB"). The loan bears interest at the prime rate plus 1% (10.5% at September 30, 2000). This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a construction contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. At September 30, 2000 and 1999, the net amount of $6,663,000 and $9,479,000, respectively, had been advanced by CB to the Company.

On October 20, 1999, the Company executed loan documents with Bank One for a loan of $5,250,000 to construct the Kinzie Station Plaza building. The loan is for a term of 3 years and bears interest at the prime rate (9.5% at September 30, 2000). The loan is collateralized by real estate contained in the project. On September 7, 1999, a construction contract with the guaranteed maximum price of $4,864,022 was entered into with a general contractor. At September 30, 2000, $2,736,000 had been advanced by Bank One to the Company.

5. Related Party Transactions

Heartland had a management agreement with Heartland Technology, Inc. ("HTI") pursuant to which the Company was required to pay HTI an annual management fee in the amount of $425,000 until June 26, 2000. This fee was paid in full at December 31, 1999. On October 19, 2000, the term of the management agreement was extended to June 27, 2005. As of September 30, 2000, $319,000 has been accrued as an expense and the $319,000 owed to HTI has been offset against the amounts owed to the Company.

Under a management services agreement, HTI reimburses the Company for reasonable and necessary costs and expenses for services. Heartland also makes cash advances to HTI. At September 30, 2000, HTI owed Heartland approximately $3,159,000. This was an increase of $2,066,000 from December 31, 1999.


                                    Page-10 of 29

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

6. Reportable Segments

The following tables set forth the reconciliation of net income for Heartland's reportable segments for the quarters ended September 30, 2000 and 1999 (See Note 1 to the Consolidated Financial Statements).


                                                                 Property
                                        Land Sales (1)         Development (2)         Corporate (3)             Consolidated
                                        --------------         ---------------         -------------             ------------
                                                                          (amounts in thousands)
                                        Quarter Ended          Quarter Ended           Quarter Ended             Quarter Ended
                                        September 30,          September 30,           September 30,             September 30,
                                      2000        1999       2000        1999        2000        1999          2000        1999
                                    --------    --------   --------    --------    --------    --------      --------    --------
Income:
     Property sales ............... $     61    $    447   $ 17,402    $  2,533    $     --      $   --      $ 17,463    $  2,980
     Less: Cost of property sales .       19          32     12,049       2,664          --          --        12,068       2,696
                                    --------    --------   --------    --------    --------    --------      --------    --------
Gross profit on property sales ....       42         415      5,353        (131)         --          --         5,395         284
                                    --------    --------   --------    --------    --------    --------      --------    --------

Operating expenses:
     Selling expenses .............      167         185        407         728          --          --           574         913
     General and administrative ...       --          --         22         221         388         513           410         734
     Real estate taxes ............       --          20         23          48          --          --            23          68
     Environmental expense ........       22          17         --          31          --          --            22          48
                                    --------    --------   --------    --------    --------    --------      --------    --------
Total operating expenses ..........      189         222        452       1,028         388         513         1,029       1,763
                                    --------    --------   --------    --------    --------    --------      --------    --------

     Net operating income (loss) ..     (147)        193      4,901      (1,159)       (388)       (513)        4,366      (1,479)

Other Income and (Expense):
     Portfolio income .............       --          --         --          --          96          16            96          16
     Rental income ................      210         124         --          --          --          --           210         124
     Other income .................       --          --        161         154          --          --           161         154
     Depreciation .................       --          --        (23)        (22)        (66)        (13)          (89)        (35)
     Management fee ...............       --          --         --          --        (319)       (105)         (319)       (105)
                                    --------    --------   --------    --------    --------    --------      --------    --------
Total other income and
     (expense) ....................      210         124        138         132        (289)       (102)           59         154
                                    --------    --------   --------    --------    --------    --------      --------    --------

Net income (loss) ................. $     63    $    317   $  5,039    $ (1,027)   $   (677)   $   (615)     $  4,425    $ (1,325)
                                    ========    ========   ========    ========    ========    ========      ========    ========


                                    Page-11 of 29

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


(1) The Land Sales business segment consists of approximately 14,302 acres of land located throughout 12 states for sale as of September 30, 2000, and the related sales and marketing and general and administrative expenses.

(2) The Property Development business segment consists of the approximately 811 acres representing 14 sites that Heartland is in the process of developing or homebuilding communities in which Heartland is currently acquiring finished lots, selling and building homes. The related selling and operating expenses are also reported for this business segment.

(3) The Corporate level expenses consist of portfolio income from investments, salaries and general and administrative expenses for the employees and occupied office space in Chicago, Illinois.

 7. Employee Compensation Arrangements

     Effective January 1, 2000, the Company approved the CMC HEARTLAND PARTNERS INCENTIVE PLAN ("CMC Plan") and the SALES INCENTIVE PLAN ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of CMC Heartland Partners. The aggregate benefits payable under the CMC Plan shall be computed by multiplying the following percentages (3% for the years 2000 and 2001, 2 % for the year 2002 and 1% for the year
     2003) by the net proceeds from the sale of certain land parcels during those years. The aggregate benefits payable under the Sales Plan shall be computed by multiplying 3% for the years 2000 and 2001 by the net proceeds from the sale of certain real estate during those years. As of September 30, 2000, $353,000 had been earned under the plans.

 8. Subsequent Events

     On October 4, 2000, Heartland closed on the sale of approximately 104 acres of developed land in its Bloomfield development located in Rosemount, Minnesota for $7,338,500. At that time, a portion of the sales proceeds was used to reduce the Bank One outstanding Bloomfield debt from $4,234,000 to $450,000.

     In October, 2000, the Company increased the LNB line of credit from $10,000,000 to $11,000,000. The $1,000,000 increase was then borrowed and advanced to HTI and another related party. The related party borrowed $375,000 from Heartland. The note is due October 17, 2005 and interest is payable quarterly (first interest payment due December 31, 2000) at the rate of 11% per year.


                                    Page-12 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


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

Liquidity and Capital Resources

Cash flow from operating activities has been derived primarily from proceeds of property sales and rental income. Cash was $4,125,000 (including $4,054,000 of restricted cash) at September 30, 2000, and $4,412,000 (including $4,182,000 of restricted cash) at December 31, 1999.

Net cash provided by operating activities was $7,233,000 in the first nine months of 2000, compared to $13,586,000 used in operating activities in the first nine months of 1999. The increase in net cash provided by operating activities between the years of $20,819,000 is mainly attributable to a net decrease of $13,152,000 in capital expenditures for housing inventories as the Company closed 110 Tower building units in Kinzie Station Phase I for the nine months ended September 30, 2000.

Development Property

At the quarter ending September 30, 2000, property designated for development consisted of 14 sites comprising approximately 811 acres. The book value of this land is $6,960,000 or an average of $8,600 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell. Heartland's objective for these properties is to maximize unitholder value over a period of years.

Kinzie Station Phase I

Heartland has a 1.23 acre site in the City of Chicago known as Kinzie Station Phase I. Zoning approval for the construction of 381 dwelling units was received in 1997. The construction of this first phase of the project started on October 1, 1998. Since last reported in the 1999 Form 10-K, the number of units sold at Kinzie Station Phase I has increased 28% and the dollar sales volume has increased 38%. The Company has closed 110 Tower building units for the nine months ended September 30, 2000.


                                    Page-13 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


                             Kinzie Station
                                Phase I
                              Unit Detail
                        As of September 30, 2000

                                 Total Number
                                     of Units

     Tower Building                       163
     Plaza                                 24
     Townhomes                              5
                                       ------
          Total                           192
                                       ======

In addition to the 1.23 acre site, the Company owns approximately 9 acres of land and 4 acres of air rights adjacent to Kinzie Station Phase I. This acreage is currently zoned for industrial and manufacturing uses. In October, 1999, Heartland executed a sales contract to sell a part of this acreage to Home Depot U.S.A., Inc. However, the Company retained certain air rights associated with this property. The Company expects to close this sale during the year 2001. Also during 1999, the Company executed contracts to sell 3 2/3 acres of industrial land west of Kinzie Station to 2 other parties for approximately $3,900,000. On June 29, 2000, 1 of these 2 contracts closed at a sales price of $2,457,000. The remaining contract on 1 2/3 acres of land is expected to close by the end of the year 2000. While the Company has no reason to believe the above described sales will not close, the contracts contain contingencies typical of such contracts and there can be no assurance the transactions will be competed.

On January 6, 1999, the Kinzie Station Tower building 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A ("CB"). The loan bears interest at the prime rate plus 1% (10.5% at September 30, 2000). This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a construction contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. The outstanding balance at September 30, 2000, is $6,663,000.

On October 20, 1999, the Company executed loan documents with Bank One of Illinois ("Bank One") for a loan of $5,250,000 to construct the Kinzie Station Plaza building. The loan is for a term of 3 years and bears interest at the prime rate (9.5% at September 30, 2000). The loan is collateralized by real estate contained in the project. On September 7, 1999, a construction contract with the guaranteed maximum price of $4,864,022 was entered into with a general contractor. At September 30, 2000, $2,736,000 had been advanced by Bank One to the Company.

Kinzie Station Phase II

Heartland has a 2.65 acre site in the City of Chicago known as Kinzie Station Phase II. On approximately 1.75 acres, the Company expects to construct 242 dwelling units with the remaining .9 acres available for future commercial development. Zoning approval should be received in the year 2000.


                                    Page-14 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


                             Kinzie Station
                                Phase II
                              Unit Detail
                        As of September 30, 2000

                                 Total Number
                                     of Units

     Tower Building                       226
     Townhomes                             16
                                       ------
          Total                           242
                                       ======

As of October 6, 2000, the Company has presold 22 Tower building units for a total sales volume of $7,190,000.

Osprey Cove

 Included in the aforementioned 811 acres are approximately 6 acres consisting of 18 lots purchased for $684,000, or an average of $38,000 per lot at Osprey Cove in St. Marys, GA. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities, which includes a recreational complex, lakes, a boat dock and a boat launch. In December, 1999, the Company decided to cease operations at Osprey Cove.

 The homes under construction will be completed and closed during the year 2000. The 16 lots owned by Heartland are being marketed and will be sold and closed in the ordinary course of business. It is anticipated it may take to the end of the year 2001 to sell all the lots.

 As of September 30, 2000, 51 contracts have closed in Osprey; 16 in 2000, 20 in 1999, 13 in 1998, and 2 in 1997. In addition to selling its own units, CMC also sold homes and lots for the developer of Osprey Cove, and Osprey Cove homeowners. For the nine months ended September 30, 2000, CMC had sold 5 lots for those owners. Heartland is no longer selling homes and lots for those owners.

                              Osprey Cove
                         Unit Inventory Detail
                        As of September 30, 2000



     Inventory homes under construction             2
     Lots owned-inventory                          16
                                               ------
                Total unit inventory               18
                                               ======


                                    Page-15 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


 As of September 30, 2000, the CMC revolving line of credit agreement in the amount of $3,000,000 with Bank of America (formerly NationsBank, N.A.) ("B of A") had been paid in full. The Company has one loan outstanding with B of A in the amount of $209,000. This loan bears interest at the prime rate of B of A plus 1% (10.5% at September 30, 2000). At September 30, 2000, $179,000 has been advanced by B of A against the loan. This loan matured September 29, 2000. The Company is currently in negotiations with B of A to extend the maturity date of this loan. While the Company has no reason to believe the extension will not be granted, there can be no assurance that it will take place.

 In the fourth quarter of 1999, First National Bank of St. Mary's ("FNB") in Georgia made two loans totaling $588,374 to build two inventory homes in Osprey Cove. The loan terms were for one year and bear interest at the prime rate plus 1% (10.5% at September 30, 2000). One home sold and closed in May, 2000. At September 30, 2000, FNB had advanced $172,000 to the Company on the one remaining loan.

Longleaf

The Company has signed a contract to be the exclusive homebuilder and marketer for the Longleaf Country Club in Southern Pines, North Carolina. Under the terms of the contract, CMC is entitled to sell and build up to 244 homes on lots currently owned by Longleaf Associates Limited Partnership ("LALP"), an affiliate of General Investment & Development, an unrelated party. Heartland assumed the day to day operations on April 1, 1998. At September 30, 2000, the Company owned 9 lots purchased for approximately $249,000, an average of $27,700 per lot. These 9 lots comprising approximately 3 acres of land, are also included in the aforementioned 811 acres. Also, the Company closed the 1 home it was building on an individual's own lot.

In Longleaf, the Company has closed 24 homes as of September 30, 2000; 11 in 2000 and 13 in 1999. When the Company assumed day to day operations of Longleaf in April,1998, there were a number of units under construction which were owned by the developer, as well as resale units, on the market. As of September 30, 2000, the Company has sold 33 units and 4 lots for these owners since April 1, 1998.


                                Longleaf
                         Unit Inventory Detail
                        As of September 30, 2000


     Model homes                                                  2
     Sold homes under construction                                3
     Inventory homes under construction                           4
                                                             ------
                               Total unit inventory               9
                                                             ======


     Sold homes under construction (lots not owned)               4
                                                             ======
     Inventory homes under construction (lot not owned)           1
                                                             ======


                                    Page-16 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


In December, 1998, the Company signed a commitment letter for a $3,000,000 line of credit with B of A to finance the construction of homes in the Longleaf community. B of A provided individual loans on each home as it was started. The developer subordinated its lot to B of A's construction loan. The term of each loan was one year and interest accrued at the B of A prime rate plus 1%. On December 9, 1999, Heartland executed an agreement for a $5,000,000 revolving credit line for the construction of homes in Longleaf with Bank One. The first draw from Bank One on December 9, 1999 was used to purchase 22 lots (of which 13 have closed as of September 30, 2000) from LALP for $690,500 and repaid B of A all outstanding principal and accrued interest. As new homes to be built are added to the revolving credit line, the developer will subordinate its lot to Bank One's revolving credit line. The revolving credit line is for a term of 1 year and bears interest at the prime rate (9.5% at September 30, 2000). At September 30, 2000, $1,495,000 had been advanced by Bank One to the Company.

Bloomfield

Heartland has received approval for the development of the 226 acre site it owns in Rosemount, Minnesota from the city of Rosemount. The development known as Bloomfield was approved for 226 attached units and 241 detached single family homes, on 192 acres with the remaining 34 acres reserved for future residential development. The Company also owns 113 acres of land adjacent to this development.

In Rosemount, unlike most areas in the country, the City is responsible for constructing the infrastructure improvements. It receives reimbursement for its costs by real estate tax assessments. The City of Rosemount has completed the Phase I infrastructure. Phase I consists of 120 townhomes, 27 single-family homes and 10 twinhomes. Phase II of Bloomfield has site plan approval from the City of Rosemount for the construction of 20 twinhomes and 97 single-family homes.
As of September 30, 2000, 9 townhomes and 3 single-family detached homes were closed; 6 in 2000 and 6 in 1999.

                               Rosemount
                               (Phase I)
                         Unit Inventory Detail
                        As of September 30, 2000


     Model homes                                                  3
     Inventory homes under construction                           6
     Townhome building foundation                                 6
     Lots owned                                                 130
                                                             ------
                      Total unit inventory                      145
                                                             ======

                                    Page-17 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


In December 1999, Heartland decided to cease homebuilding operations in Bloomfield. On October 3, 2000, Heartland sold the developed acreage and home inventory (approximately 104 acres) to Centex Homes for $7,338,500. This transaction closed October 4, 2000. Centex has an option until January 15, 2001 to purchase the remaining, approximately 122 acres of undeveloped acreage.

The closing of the sale of the aforementioned 113 acre site had been scheduled for September 30, 2000. The buyer was unable to close the transaction and sought to exercise a contractual provision extending the closing until March 31, 2001. The company is evaluating its rights and options under the contract. The company does not know if the buyer will be able to close this transaction. Two other parties have expressed interest in buying the property in the event this contract is terminated.

On November 30, 1998, Heartland executed an agreement for a $2,500,000 loan from Bank One relating to the Bloomfield project. The loan has a two year term and bears interest at the prime rate (9.5% at September 30, 2000). The outstanding loan balance is $2,440,000 at September 30, 2000. As a condition of the loan, $500,000 was placed in an interest reserve. In addition, Bank One is providing a $1,750,000 development loan, letters of credit for $204,500 to the City of Rosemount and a $4,000,000 (reduced to $2,000,000) revolving credit line for the construction of homes; these credit facilities were executed on February 1, 1999. These loans bear interest at the prime rate (9.5% at September 30, 2000). The loans mature on January 31, 2001 and December 31, 2000, respectively. At September 30, 2000, $607,000 had been advanced against the development loan and $1,187,000 against the revolving line of credit. As described above, the Company closed on the sale of all of its developed acreage in Bloomfield on October 4, 2000. At that time, the total Bank One debt of $4,234,000 was reduced to $450,000. Also, the Bank One $500,000 interest reserve and all letters of credit were released.

Galewood

The Company executed a sales contract on March 24, 2000 to sell 50 acres of its Galewood property located in Chicago, Illinois for $7.75 million to an industrial park developer. This sale closed on August 3, 2000 for $5.5 million. Heartland could receive up to $2.25 million of additional consideration in the event certain tax increment financing can be arranged.

On April 19, 2000, Heartland sold the remaining 17 acres of its Galewood property to METRA, the Chicago commuter rail authority for $1,660,000. This sale closed April 24, 2000.

Other Development Activities

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of September 30, 2000, the buildings had been built and leases had been signed for all of the 265,000 square feet.


                                    Page-18 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


On December 1, 1998 the Fife property was annexed to the City of Fife, Washington. A Local Improvement District (LID) has been approved in order to support the improvement and extension of sewers and sewer capacity for the site. The city of Fife has zoned the property for residential usage. Heartland has prepared the preliminary site plan for the site. The Company has submitted the site plan for approval, and expects it to be approved by the end of the first quarter of the year 2001.

The Company owns Kilbourn Station , a three story, 60,000 square foot office building and railroad depot in Milwaukee, Wisconsin. Amtrak provides interstate passenger rail service using the station. The Company has worked with the State of Wisconsin, the Wisconsin Congressional Delegation and the Milwaukee County Transit Company (which provides local bus service) on plans to improve Kilbourn Station. The plans enhance the linkage of the building to Milwaukee's new "Midwest Express" convention center and to planned local bus routes as well as updating the design of its interior space. The State has authorized the expenditure of approximately $2 million in state funds and the federal government has authorized approximately $2 million of federal funds for the improvement of the facility. The Company has made applications with the state and federal governments to have the approximately $4 million in funds appropriated for this facility. The appropriation of the funds should be completed during the year 2000. The Company started preliminary design work on this project in the third quarter of 1999. In October, 2000, the Building Commission of the State of Wisconsin approved the purchase by the State of Wisconsin of Kilbourn Station for $1.4 million. This transaction is expected to close in the fourth quarter of the year 2000. While the Company has no reason to believe the sale will not close, there can be no assurance this transaction will be completed.

On October 24, 2000, the Building Commission of the State of Wisconsin approved the purchase by the State of Wisconsin of 3.97 acres of land in Milwaukee, Wisconsin for $415,000. This transaction is expected to close in the fourth quarter of the year 2000. While the Company has no reason to believe the sale will not close, there can be no assurance the transaction will be completed.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Property Sales and Leasing Activities

Heartland's current inventory of land held for sale consists of 14,302 acres located throughout 12 states. The book value of this inventory is approximately $759,000. The majority of the land is former railroad rights-of-way, long, narrow strips of land that varies between 50-200 feet wide. Some of Heartland's sites located in small rural communities or outlying mid-cities are leased to third parties for agricultural, industrial, retail and residential use. These properties may be improved with the lessee's structures and include grain elevators, storage sheds, parking lots and small retail service facilities.

The sale, management and leasing of the Company's non-development real estate inventory is conducted by Heartland's Sales and Property Management Department. The volume of Company's sales has slowed over the last five years due to the less desirable characteristics of the remaining properties. The Company anticipates that the sale of its remaining parcels may take beyond the year 2002.


                                    Page-19 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


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

The Company performs annual reviews on major properties to determine that the capitalized cost of development properties does not exceed the current fair value without regard to the property's expected net realizable value from development. If the capitalized cost of any property exceeds the current fair value, then a loss is recognized and the capitalized cost is reduced in accordance with FAS 121. No loss is included in the statement of operations for the quarters ended September 30, 2000, and 1999.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $2.5 million at September 30, 2000 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

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


                                    Page-20 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. As of September 30, 2000, the Company had a line of credit with LNB in the amount of $10 million. Cash in the amount of $1,150,000 is pledged as an interest reserve. The line of credit matures
December 31, 2000. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (11.0% at September 30, 2000). At September 30, 2000, $9,750,000 had been advanced to the Company by LNB against the line of credit. On June 29, 2000, Heartland closed on a parcel of land it owned at Kinzie Station in Chicago, Illinois at a sales price of $2,457,000. At that time, $1,800,000 of the sales proceeds was used to permanently reduce the line of credit amount from $15.3 million to $13.5 million. On August 3, 2000, the Company closed on the last parcel of land it owned at Galewood in Chicago, Illinois at a sales price of $5,500,000. At that time $3,500,000 of the sales proceeds was used to permanently reduce the line of credit amount from $13.5 million to $10 million. On October 15, 2000, LNB increased the line of credit from $10 million to $11 million.

Results of Operations

Operations for the third quarter and nine months ended September 30, 2000 resulted in net income of $4,425,000 and $7,741,000, respectively. For both the quarter and nine months ended September 30, 2000, the income allocated to the Class A Limited Partners is $3,802,000 or $1.77 per Class A Unit. The Class B Limited Partner has been allocated income of $584,000 for the quarter ending September 30, 2000 and a total of $3,900,000 for the nine months ended September 30, 2000. Operations for the third quarter and nine months ended September 30, 1999, resulted in a net (loss) of $(1,325,000) and $(3,624,000), respectively. The loss was allocated 100% to the Class B Limited Partner.

In prior periods, no losses were allocated to the Class A Unitholders because the partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their capital account such net loss shall be allocated only among partners having positive balances in their capital account. However, the Class A Limited Partners Capital accounts have been restored to a positive balance and income in the third quarter was allocated to the Class A Limited Partners according to their proper percentage.

The increase in net income for the third quarter of 2000 compared to the net loss in the third quarter of 1999 of $5,750,000 is due to the closing of 46 Tower building units in the third quarter at Kinzie Station Phase I producing gross revenues of $11,542,000 and the closing of the final 50 acres of the Galewood parcel of land for $5,500,000 in the third quarter of the year 2000. Also, the reduction in total operating expenses of $734,000 from the third quarter of 2000 as compared to 1999, was a factor in the increased net income.


                                    Page-21 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


Heartland has approximately 160 active leases on its real estate properties, which generated $210,000 and $124,000 of revenue for the third quarter of 2000 and 1999, respectively. The increase in the rental income from the third quarter of 2000 compared to 1999 of $86,000 is due to an increase in the percentage of rents earned on a parking lot owned by the Company.

Total operating expenses were $1,029,000 and $1,763,000 for the third quarter ending September 30, 2000 and 1999, respectively. The decrease of $734,000 is primarily due to decreased selling expenses of $339,000 and a decrease in general and administrative expenses of $324,000. Total operating expenses were $3,938,000 and $5,173,000 for the nine months ending September 30, 2000 and 1999, respectively. The decrease of $1,235,000 is primarily due to a decrease in selling expenses of $632,000 and a decrease in general and administrative expense of $299,000.

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

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of September 30, 2000, Heartland's total consolidated indebtedness was $25,229,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.


                                    Page-22 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at September 30, 2000 is $25,229,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate plus 0.00% to 1.5%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $63,000.

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

Through November 13, 2000, the Company has not encountered any year 2000 related issues which would have affected its operations in the areas described above. It will continue to monitor its internal software and equipment over the next few months to detect whether any such problems arise. No future significant expenditures are expected related to year 2000 compliance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of Operations: Economic and Other Conditions Generally, Access to Financing and Interest Rate Sensitivity.


                                    Page-23 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


                                       PART II
                                  OTHER INFORMATION

Item 1.  Legal Proceedings

At September 30, 2000, Heartland's allowance for claims and liabilities was approximately $2.9 million. During the nine months ended September 30, 2000, an increase of approximately $62,000 in the provision was recorded in respect to environmental matters. Material legal matters are discussed below.

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

Tacoma, Washington

In June, 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest.

On October, 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified effective June, 1999, in which the Port released all claims and the Company agreed either to (a) pay $1.1 million on or before December 31, 2000, plus interest from January 1, 1999, or (b) to convey to the Port real property to be agreed upon at a later date. At September 30, 2000, Heartland's allowance for claims and liabilities for this site was $1,100,000.

The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

Wheeler Pit, Janesville, Wisconsin

In November, 1995 the Company settled a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997.


                                    Page-24 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


Rosemount, Minnesota

Two suits have been filed with regard to the Company's Bloomfield project in Rosemount, Minnesota. On April 5, 2000, Richard Knutson, Inc. filed suit against CMC Heartland Partners I, Limited Partnership in Dakota County District Court to enforce a mechanic's lien of $401,000. On June 30, 2000, the City of Rosemount filed suit against CMC Heartland Partners I, Limited Partnership in Dakota County District Court alleging that the City has incurred $110,000 in unreimbursed engineering fees for which the Company has the obligation to pay. These two suits were resolved by payment of the claims with the sale and closing of the Bloomfield developed acreage on October 4, 2000.

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

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Company's predecessors. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with DEQ in April, 1997. While DEQ has not formally changed its position, DEQ has not elected to file suit. Management is not able to express an opinion at this time whether the cost of the defense of this liability or the environmental exposure in the event of the Company's liability will or will not be material.

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

The Company has an interest in property at Moses Lake, Washington previously owned and used by the United States government as an Air Force base. A portion of the Company's property is located over a well field which was placed on the national priority list in October, 1992. Sampling by the Army Corps of Engineers has indicated the presence of various regulated materials, primarily in the groundwater, which were most likely released as a result of military or other third party operations. The Company has not been named as a PRP.


                                    Page-25 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


In July, 1999, suit was filed against the Company in Minnesota District Court by a buyer under an expired real estate sale contract originally entered into in 1995, and extended to June 20, 1999. The Plaintiff in the suit demanded specific performance by conveyance to it of the vacant 5.95 acre parcel in Minneapolis, Minnesota originally to be sold to the buyer for $562,000 pursuant to the real estate contract. By findings of Fact and Conclusions of Law, dated April 13, 2000, the court ruled in favor of the Company's motion for summary judgement. Environmental sampling in 1995 disclosed that the parcel was impacted by releases of regulated materials from the 1960s operations of a former lessee. The Company continues to investigate the environmental condition of the property on a voluntary basis under the direction of the Minnesota Department of Agriculture.

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


                                    Page-26 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:


Exhibit No.     Description
----------------------------------------------------------------------------

10.30 LaSalle Bank National Association loans to CMC Heartland Partners, Heartland Partners, L.P. and CMC Heartland Partners, IV increase in Revolving Credit Commitment letter dated October 15, 2000 (filed herewith).

10.31 Promissory Note dated October 17, 2000 between CMC Heartland Partners and Edwin Jacobson for $375,000 (filed herewith).

10.32 Second Amendment to Edwin Jacobson December 20, 1999 Employment Agreement dated October 17, 2000 (filed herewith).

10.33 Amendment Agreement to Management Agreement between CMC Heartland Partners and Heartland Technology, Inc. dated October 19, 2000 (filed herewith).

27             Financial Data Schedule (filed herewith).


(b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended September 30, 2000.


                                    Page-27 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       HEARTLAND PARTNERS, L.P.
                                             (Registrant)

Date: November 13, 2000          BY:     /s/ Edwin Jacobson
                                    -----------------------------
                                          Edwin Jacobson
                               President and Chief Executive Officer
                                     Heartland Technology, Inc.
                                        the General Partner
                                   (Principal Executive Officer)





Date: November 13, 2000         BY: /s/ Richard P. Brandstatter
                                   -------------------------------
                                      Richard P. Brandstatter
                                  Vice-President-Finance, Secretary
                                          and Treasurer of
                                      Heartland Technology, Inc.
                                        the General Partner
                            (Principal Financial and Accounting Officer)



                                    Page-28 of 29

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2000


                                    EXHIBIT INDEX

Exhibit No.     Description
----------------------------------------------------------------------------
10.30          LaSalle  Bank  National  Association  loans  to CMC
               Heartland Partners,  Heartland  Partners,  L.P. and
               CMC  Heartland  Partners,  IV increase in Revolving
               Credit  Commitment  letter  dated  October 15, 2000
               (filed herewith).

10.31 Promissory Note dated October 17, 2000 between CMC Heartland Partners and Edwin Jacobson for $375,000 (filed herewith).

10.32 Second Amendment to Edwin Jacobson December 20, 1999 Employment Agreement dated October 17, 2000 (filed herewith).

10.33 Amendment Agreement to Management Agreement between CMC Heartland Partners and Heartland Technology, Inc. dated October 19, 2000 (filed herewith).

27             Financial Data Schedule (filed herewith).


                                     Page-29 of 29