Form 10-K
period 2000-12-31
HEARTLAND PARTNERS L P
filed 2001-04-02
CIK 843964

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000
                                      or
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE    ACT OF 1934

                      For the transition period from to

                        Commission File Number 1-10520

                           HEARTLAND PARTNERS, L.P.
            (Exact name of registrant as specified in its charter)

               Delaware                               36-3606475
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification no.)

  330 North Jefferson Court, Chicago, Illinois          60661
    (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:   312/575-0400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ]
No [  ]

The aggregate market value of the Registrant's Class A Limited Partnership Units held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's units on the American Stock Exchange as of March 27, 2001, was approximately $33,369 million. On that date there were 2,142,438 units outstanding. For the purposes of this computation, it is assumed that non-affiliates of the Registrant are all holders other than directors and officers of Heartland Technology, Inc., the Registrant's General Partner.

Exhibit index appears on Page 53.

Forward Looking Statements

We caution you that certain  statements  in the  Management's  Discussion  and
Analysis of Financial Condition and Results of Operations section, and elsewhere in this Form 10-K, are "forward - looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward - looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and elsewhere in this Form 10-K. The Company's actual future results, performance or achievement of results and the value of your Units, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In
addition,   we  do  not  have  any  intention  or  obligation  to  update  the forward-looking statements in this document. The Company claims the protections of the safe harbor for forward-looking statements contained in
Section 21E of the Securities Exchange Act of 1934.

                                    PART I

ITEM 1.  Business

Organization

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI is the general partner of Heartland
(in such capacity, the "General Partner"). In July, 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland and CMC, formed CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership, to undertake a planned housing development in Rosemount, Minnesota ("Bloomfield or Rosemount"). CMC has a 100% membership interest in CMC Heartland Partners II ("CMCII"), CMC Heartland Partners III ("CMCIII"), CMC Heartland Partners IV ("CMCIV"), CMC Heartland Partners V ("CMCV"), CMC Heartland Partners VI ("CMCVI"), CMC Heartland Partners VII ("CMCVII") and CMC Heartland Partners VIII ("CMCVIII"). CMCII was formed to participate in the Goose Island Industrial
Park joint venture in Chicago, Illinois. CMCIII was formed in 1997 to develop a portion of the Kinzie Station property in Chicago, IL. CMC IV was formed in 1998 and is developing approximately 177 acres in Fife, Washington. CMCV was formed in 1996 to acquire finished lots, sell and construct homes in Osprey Cove ("Osprey"), a master-planned residential community in St. Marys, GA. CMCVII was formed in 1998 to acquire and engage in sales, marketing and construction of homes in the Longleaf Country Club, Southern Pines, NC ("Southern Pines or Longleaf"). CMCVI and CMCVIII were formed at various times to acquire and hold future acquisitions. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sales agent in the St. Marys, Southern Pines and Kinzie Station developments. LCL is also the general contractor in the St. Marys development. CMC owns 100% of the stock of Lifestyle Construction Company, Inc. ("LCC") which serves as the general contractor in North Carolina. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCL and LCC.

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

The General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner. There can be no assurance as to the amount or timing of
Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On November 24, 1997, Heartland declared a cash distribution in the amount of $1.6 million to Unitholders and Partners of record on December 29, 1997, that was paid on January 7, 1998. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month.

Real Estate Development Activities

At year end 2000, property designated for development consisted of 14 sites comprising approximately 776 acres. The book value of this land is approximately $10.7 million or an average of $13,800 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell them. Heartland's objective for these properties is to maximize unitholder value over a period of years.

Kinzie Station Phase I

Heartland has a 3.88 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 residential units on this 3.88 acre site was received in 1997. On March 28, 2001, zoning approval to increase the total number of residential units from 381 to 442 units was received from the City of Chicago. The first phase of this site, Kinzie Station Phase I, is 1.23 acres. The remaining 2.65 acre site, Kinzie Station Phase II, is described in the next section. The construction of Kinzie
Station Phase I started on October 1, 1998. From December 31, 1999 to December 31, 2000, the number of units sold has increased 31% and the dollar sales volume has increased 42%. The Company has closed 126 Tower units and 14 Plaza units for the twelve months ended December 31, 2000.


                             Kinzie Station
                                Phase I
                              Unit Detail
                        As of December 31, 2000

                               Total Number      Sale Contracts
                                 of Units           To-Date
                               -------------     ---------------

     Tower                               163                 136
     Plaza                                24                  15
     Townhomes                             5                   3
                               -------------     ---------------
          Total                          192                 154
                               =============     ===============

In addition to the 1.23 acre site, the Company owns approximately 9 acres of land and 4 acres of air rights adjacent to Kinzie Station. This acreage is currently zoned for industrial and manufacturing uses.

On  January 6, 1999,  the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A ("CB"). The loan bears interest at the prime rate plus 1% (10.5% at December 31, 2000). This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a Construction Contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. The outstanding balance of the CB loan was $3,123,000 at December 31, 2000. The final principal and interest payment on this loan was made March 30, 2001.

On October 20, 1999, the Company executed loan documents with Bank One of Illinois ("Bank One") for a loan of $5,250,000 to construct the Kinzie Station Plaza building. The loan was for a term of 3 years and bears interest at the prime rate (9.5% at December 31, 2000). The loan is collateralized by real estate contained in the project. On September 7, 1999, a construction contract with the guaranteed maximum price of $4,864,022 was entered into with a general contractor. The outstanding balance of the Bank One loan was $118,000 at December 31, 2000. The final principal and interest payment on this loan was made January 30, 2001.

Kinzie Station Phase II

Heartland has a 2.65 acre site in the City of Chicago known as Kinzie Station Phase II. On approximately 1.45 acres, the Company expects to construct 250 residential units with the remaining 1.2 acres available for future commercial development. As described above in the Kinzie Station Phase I section, zoning approval was received March 28, 2001.


                             Kinzie Station
                                Phase II
                              Unit Detail
                        As of December 31, 2000

                                              Total Number
                                                of Units
                                              ------------

     Tower                                             242
     Townhomes                                           8
                                              ------------
       Total                                           250
                                              ============

As of December 31, 2000, the Company has pre-sold 23 Tower units for a total sale volume of $7,447,000.

Osprey Cove

Included in the aforementioned 776 acres are approximately 6 acres consisting of 18 lots purchased for $687,000 or an average of $38,200 per lot at Osprey Cove in St. Marys, GA. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities, which includes a recreational complex, lakes, a boat dock and a boat launch. In December, 1999, the Company decided to cease operations at Osprey Cove. As of December 31, 2000, 51 contracts have closed in Osprey; 16 in 2000, 20 in 1999, 13 in 1998 and 2 in 1997.

It is anticipated that the 2 completed inventory homes are to be sold and expected to be closed during the year 2001. The 16 lots owned by Heartland are being marketed and will be sold and closed in the ordinary course of business. It is anticipated it may take to the end of the year 2002 to sell all the lots.

                              Osprey Cove
                         Unit Inventory Detail
                        As of December 31, 2000


     Inventory homes completed                            2
     Lots owned                                          16
                                              -------------
                Total unit inventory                     18
                                              =============

As of December 31, 2000, the CMC revolving line of credit agreement in the amount of $3,000,000 with Bank of America (formerly NationsBank, N.A.) ("B of A") had been paid in full. The Company has one loan outstanding with B of A in the amount of $209,000. This loan bears interest at the prime rate of B of A plus 1% (10.5% at December 31, 2000). At December 31, 2000, $179,000
had been advanced by B of A against the loan. This loan matured September 29, 2000. The Company refinanced this loan on January 5, 2001 with the First National Bank of St. Marys ("FNB") in Georgia. The amount advanced by FNB was $235,000. The loan matures January 5, 2002 and bears interest at the three month London Interbank Offering Rate ("LIBOR") plus 3.85%.

In the fourth quarter of 1999, FNB made two loans totaling $588,374 to build two inventory homes in Osprey Cove. The loan terms were for one year and bear interest at the LIBOR rate plus 3.35% (9.8% at December 31, 2000). One home sold and closed in May, 2000. At December 31, 2000, FNB had advanced $172,000 to the Company on the one remaining loan. This loan was renewed on December 12, 2000 and will be due on October 12, 2001.

Longleaf

In September, 1998, the Company signed a contract to be the exclusive homebuilder and marketer for the Longleaf Country Club in Southern Pines, North Carolina. Under the terms of the contract, CMC was entitled to sell and build up to 244 homes on lots owned by Longleaf Associates Limited Partnership ("LALP"), an affiliate of General Investment & Development, an unrelated party. Heartland assumed the day to day operations on April 1, 1998. On December 12, 2000, Heartland executed a purchase agreement whereby it purchased the balance of lots owned by LALP, 207 lots, by the assumption of certain liabilities owed by LALP to other unrelated parties and the payment of $250,000. The purchase price of $2,209,000, which includes the $250,000 paid on December 12, 2000, for these 207 lots was determined by calculating the net present value of the payments to be paid over a ten year period using a discount rate of 10%. Also, per the purchase agreement, the Company is obligated to pay LALP 49% of the Net Cash Flow, as defined, each year for the period January 1, 2001 to December 31, 2005. These 207 lots and the 6 remaining lots purchased on December 9, 1999 (described below) equal the total unit inventory at December 31, 2000 of 213 lots. At December 31, 2000, the Company owned 213 lots purchased for approximately $2,356,000, an average of $11,100 per lot. These 213 lots comprising 70 acres of land, are also included in the aforementioned 776 acres.

In Longleaf, the Company closed 15 homes in 2000 and 13 homes in 1999. When the Company assumed day to day operations of Longleaf in April, 1998, there were a number of homes under construction which were owned by the developer, as well as resale homes, on the market. As of December 31, 2000, the Company has sold 34 homes and 4 lots for these owners since April 1, 1998.

                                Longleaf
                         Unit Inventory Detail
                        As of December 31, 2000


     Model homes                                           2
     Sold homes under construction                         3
     Inventory homes under construction                    5
     Lots owned                                          203
                                              --------------
                     Total unit inventory                213
                                              ==============

In December, 1998, the Company signed a commitment letter for a $3,000,000 line of credit with B of A to finance the construction of homes in the Longleaf community. B of A provided individual loans on each home as construction commenced. The developer subordinated its lot to B of A's construction loan. The term of each loan was one year and interest accrued at the B of A prime rate plus 1%. On December 9, 1999, Heartland executed an agreement for a $5,000,000 revolving credit line for the construction of homes in Longleaf with Bank One. The first draw from Bank One on December 9, 1999 was used to purchase 22 lots (of which 3 closed in 1999 and 13 closed in
2000) from LALP for $690,500 and repaid B of A all outstanding principal and accrued interest. As new homes to be built were added to the revolving credit line, the developer would subordinate its lot to Bank One's revolving credit line. The revolving credit line was for a term of 1 year and bears interest at the prime rate (9.5% at December 31, 2000). On December 8, 2000, Heartland executed an amendment to the Bank One loan that extended the maturity date of the loan to April 12, 2001 and reduced the maximum revolving credit line from $5,000,000 to $3,000,000. At December 31, 2000, $1,383,000
had been advanced by Bank One to the Company.

As described above, the Company purchased 207 lots from LALP on December 12, 2000. As part of the December 8, 2000 loan amendment, the Company borrowed $250,000 on December 12, 2000 from Bank One to purchase these lots, which remains outstanding at December 31, 2000. The note is due April 12, 2001 and bears interest at the prime rate (9.5% at December 31, 2000).

Bloomfield

As of December 31, 1999, Heartland owned a 226 acre site in Rosemount, Minnesota. The development known as Bloomfield was approved for 226 attached units and 241 detached single family homes, on 192 acres with the remaining 34 acres reserved for future residential development. The Company also owns 113 acres of land adjacent to this development.

During 1999, 4 townhomes and 2 single-family detached homes were closed. In December, 1999, Heartland decided to cease homebuilding operations in Bloomfield. In the first nine months of the year 2000, 5 townhomes and 1 single-family detached home were closed. On October 3, 2000, Heartland sold the developed acreage and home inventory (approximately 104 acres) to Centex Homes for $7,338,500. This transaction closed October 4, 2000. Centex had an option until January 15, 2001 to purchase the remaining 122 acres of undeveloped acreage. This option was exercised and the sale is expected to close during the second quarter of the year 2001.

A contract on the aforementioned 113 adjacent acres was executed in January, 2000 for $4,000,000 and was closed on March 28, 2001.

On November 30, 1998, Heartland executed an agreement for a $2,500,000 loan from Bank One relating to the Bloomfield project. As a condition of the loan, $500,000 was placed in an interest reserve. The loan had a two year term and bears interest at the prime rate (9.5% at December 31, 2000). On December 1, 2000, this loan was extended and will mature April 1, 2001. Also, the principal balance was reduced to $450,000, which remains outstanding at December 31, 2000. In addition, Bank One was providing a $1,750,000 development loan, letters of credit for $204,500 to the City of Rosemount and a $4,000,000 revolving credit line for the construction of homes. As described above, the Company closed on the sale of all of its developed acreage in Bloomfield on October 4, 2000. At that time, the total Bank One debt of $4,234,000 was reduced to $450,000. Also, the Bank One $500,000 interest reserve and all letters of credit were released. The final principal and interest payment on the $450,000 loan was made March 29, 2001.

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

Other Development Activities

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of December 31, 2000, the buildings had been built and leases had been signed for all of the 265,000 square feet.

On December 1, 1999 the Fife property was annexed to the City of Fife, Washington. A Local Improvement District (LID) has been approved in order to support the improvement and extension of sewers and sewer capacity for the site. The city of Fife has zoned the property for residential usage. Heartland has prepared and submitted the Environmental Impact Statement ("EIS") and the preliminary site plan for the site to the City for acceptance and approval. The Company expects the EIS to be accepted during the third quarter of 2001 and the site plan to be approved during the second quarter of the year 2001.

At December 31, 1999, the Company owned Kilbourn Station, a three story, 60,000 square foot office building and railroad depot in Milwaukee,
Wisconsin. In October, 2000, the Building Commission of the State of Wisconsin approved the purchase by the State of Wisconsin of Kilbourn Station for $1.4 million. This transaction closed December 30, 2000.

On October 24, 2000, the Building Commission of the State of Wisconsin approved the purchase by the State of Wisconsin of 3.97 acres of land in Milwaukee, Wisconsin for $415,000. This transaction closed November 15, 2000.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Property Sales and Leasing Activities

Heartland's current inventory of land held for sale consists of 14,249 acres located throughout 12 states. The book value of this inventory is approximately $740,000. The majority of the land is former railroad rights-of-way, long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites located in small rural communities or outlying mid-cities are leased to third parties for agricultural, industrial, retail and residential use. These properties may be improved with the lessee's structures and include grain elevators, storage sheds, parking lots and small retail service facilities.

The sale, management and leasing of the Company's non-development real estate inventory is conducted by Heartland's Sales and Property Management
Department. The volume of Company's sales has slowed over the last five years due to the less desirable characteristics of the remaining properties. The Company anticipates that the sale of its remaining parcels may take beyond the year 2001.

The Company has a current active lease portfolio of approximately 150 leases. Less than 1% of its total acreage is leased. The number of leases declines each year as sales of properties are made to existing lessees. The majority of the leases provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes, maintain insurance and maintain the condition of the property. The majority of the leases are cancellable by either party upon thirty to sixty days notice. Heartland's ability to terminate or modify certain of its leases is restricted by applicable law and regulations.

Other Activities

At December 31, 2000, the allowance for claims and liabilities established by Heartland for environmental and other contingent liabilities totaled approximately $4.5 million. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given the uncertainty inherent in litigation, resolution of these matters could require funds greater or less than the $4.5 million allowance for claims and liabilities.

Heartland engages outside counsel to defend it in connection with most of these claims. Significant claims are summarized in Note 8 to the Consolidated Financial Statements (See Item 8).

Regulation and Environmental Matters

For a discussion of regulation and environmental matters, see Notes 5 and 8 to the Consolidated Financial Statements (See Item 8).

Employees

At December 31, 2000, Heartland employed 29 people.

Item 2.           Properties

The Company has the right to sell easements for fiber optic lines along or across 83 miles of rail right of way running from downtown Chicago west to Elgin and Northwest to Fox Lake, Illinois. The Company actively markets fiber optics easements and is seeking opportunities to generate additional proceeds through the sale of these rights. The Company receives 2/3 of the proceeds of any sale.

In addition to the 776 acres designated for development at December 31, 2000, real estate holdings consisted of approximately 14,249 acres of scattered land parcels. States in which large land holdings are located are Illinois, Iowa, Minnesota, Montana, North Carolina, North Dakota, South Dakota, Washington, and Wisconsin. The remaining acreage is located in Georgia, Idaho, Indiana, Michigan and Missouri. Most of the properties are former railroad rights-of-way, located in rural areas, comprising of long strips of land approximately 100 feet in width. Also included are former station grounds and rail yards. The Company owns certain air rights in the Chicago, Illinois area.

Other than land classified under Real Estate Development Activities in Item 1, the land is typically unimproved. Some of the properties are improved with structures (such as grain elevators and sheds) erected and owned by lessees. Other properties are improved with Heartland-owned buildings that are of little or no value.

During the year 2000, two improved properties of value to Heartland in Milwaukee, Wisconsin and Chicago, Illinois were sold and closed.

Heartland's headquarters occupied approximately 9,000 square feet of leased office space located at 547 West Jackson Boulevard, Chicago, Illinois. The lease provided for a base rent of $107,688 and was subject to operating expense and tax escalations. The lease expired December 31, 1999, and was extended to May 31, 2000. At that time, the Company moved its headquarters to commercial space it owns in the Kinzie Station Phase I development located at 330 North Jefferson Court, Suite 305. CMC occupies approximately 4,000 square feet.

Item 3.           Legal Proceedings

In June, 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest.

On October 1, 1998, the Company entered into a Settlement Agreement with the Port of Tacoma which calls for the Company to either pay the Port of Tacoma $1.1 million or transfer to the Port of Tacoma real estate to be agreed upon at a later date. During the second quarter of 2000, and again on February 20, 2001, the Company modified the Settlement Agreement to provide that Heartland would (a) pay $1.1 million on or before December 31, 2001, plus interest quarterly from January 1, 1999, or (b) convey real property to be agreed upon at a later date.

The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

In July, 1999, suit was filed against the Company in Minnesota District Court by a buyer under an expired real estate sale contract originally entered into in 1995, and extended to June 20, 1999. The plaintiff demanded specific performance by conveyance to it of the vacant 5.95 acre parcel in Minneapolis, Minnesota in consideration of $562,000. By Findings of Fact and Conclusions of Law, dated April 13, 2000, the court ruled in favor of the Company's motion for summary judgement.

The Company was a third party defendant in a suit filed in the United States District Court for the Northern District of Illinois in which the plaintiff railroad employee alleges that while he was riding the bottom step of a locomotive a piece of rail struck the step, causing the step to bend and injure the plaintiff's foot. The defendant/third party plaintiff alleged that the Company negligently removed trackage so as to leave the rail piece in place. On November 22, 2000, judgement was entered against the Company in the amount of $29,500, which was paid by the Company's insurance carrier.

On December 2, 2000, the Redevelopment Authority of the City of Milwaukee ("RACM") filed suit in Milwaukee County Circuit Court to obtain access to appraise, survey and conduct environmental and geo-technical investigations on certain property owned by the Company adjacent to the Milwaukee Brewers baseball stadium in furtherance of RACM's future acquisition of the property by condemnation. Heartland has vigorously opposed certain elements of RACM's access. Management is not able to express an opinion at this time as to the merits of this action.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Unitholders of Heartland in the fourth quarter ended December 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Units are listed and traded on the American Stock Exchange under the symbol "HTL". The Units began trading on a "when issued" basis on June 20, 1990. The following table sets forth the high and low sales prices per Unit by quarter for the years ended December 31, 2000 and 1999.



2000              High            Low

First quarter     $ 23 3/4        $ 20 1/2
Second quarter      22 1/8          18 3/4
Third quarter       22 5/8          18 7/8
Fourth quarter      22 3/16         18 3/4

1999

First quarter     $ 16 5/8       $ 13 7/8
Second quarter      18             14 5/8
Third quarter       17 7/16        15 1/4
Fourth quarter      23 1/4         15 1/4


Based on records maintained by Heartland's Unit transfer agent and registrar, there were approximately 536 record holders of Heartland's Units as of March 15, 2001.

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

Heartland's Available Cash Flow will be derived from CMC, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVII and LCL. When available and appropriate, the General Partner expects to cause Heartland to make distributions of
Heartland's Available Cash Flow in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest, and 1% to the General Partner, although there can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. Future lenders to Heartland may impose restrictions on Heartland's ability to make distributions. In addition, distributions may not be made to Unitholders until Heartland has paid to HTI (or its assignee) all accrued and unpaid management fees pursuant to the Management Agreement between Heartland and HTI. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month.

Item 6. Selected Financial Data

Following is a summary of Heartland's selected financial data for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 (amounts in thousands except per Unit data):

Operating Statement Data:          2000      1999     1998     1997      1996
                                   ----      ----     ----     ----      ----
Operating income (loss)          $ 8,436   $(5,010) $(6,998) $(3,096)  $  (733)
Other income                       1,408     1,253       914     933      1,125
                                 -------   -------- -------- --------  --------
Net income (loss)                $ 9,844   $(3,757) $(6,084) $(2,163)  $    388
                                 =======   ======== ======== ========  ========
Net income (loss) allocated to
   General Partner
   and Class B Interest          $ 3,938   $(3,757) $  (182) $  (33)   $      6
                                 =======   ======== ======== ========  ========
Net income (loss) allocated to
   Class A units                 $ 5,906   $    --  $(5,902) $(2,130)  $    382
                                 =======   ======== ======== ========  ========

Net income (loss) per Class A
   Unit                          $  2.76   $    --  $ (2.76) $(0.99)   $   0.18
                                 =======   ======== ======== ========  ========
Distribution declared per Class
A limited Partnership unit       $    --   $    --  $     -- $  0.75   $   1.25
                                 =======   ======== ======== ========  ========



                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                         2000           1999            1998          1997            1996
                      ------------   ------------   ------------   ------------   ------------
Balance Sheet Data
Net Properties        $     38,916   $     50,751   $     28,052   $     23,196   $     21,051
Total assets                47,584         57,256         33,231         26,838         28,040
Allowance for claims
  and liabilities            4,478          2,804          2,762          2,169          2,660
Total liabilities           32,088         51,604         23,822         11,347          8,755
Partners' capital           15,496          5,652          9,409         15,491         19,285


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

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from development activities, proceeds of property sales, rental income, interest income and proceeds from sales of securities. Cash was $2,849,000 (including $2,699,000 of restricted cash) at December 31, 2000, $4,412,000 (including $4,182,000 of restricted cash) at December 31, 1999 and $3,828,000 (including $2,564,000 of restricted cash) at December 31, 1998.The decrease of $1,563,000 from December 31, 1999 to December 31, 2000, is primarily due to the closing of 140 Kinzie Station Phase I units. The increase of $584,000 from December 31, 1998 to December 31, 1999 was primarily due to the increase in deposits from Kinzie Station Phase I sales. (See the Consolidated Statements of Cash Flows).

Net cash provided by operating  activities was  $16,364,000 in 2000,  compared to ($18,208,000) of cash used in operating activities in 1999. The cash provided by operating activities for 2000 compared to 1999 increased
$34,572,000. This is primarily due to the significant increase of housing inventories in 1999 relating to the development of Kinzie Station Phase I and other homebuilding activities. During 2000, the Company's housing inventories decreased primarily as a result of sales of units in Kinzie Station Phase I. Additionally, the Company's housing inventories decreased significantly at Osprey Cove and Rosemount due to the Company's decision to cease homebuilding activities and the bulk sale of developed property at Rosemount. This resulted in a decrease in housing inventories of $34,194,000 from 1999 to 2000. Net cash used in operating activities was ($18,208,000)
in 1999, compared to ($6,707,000) in 1998. The cash used in operating activities for 1999 compared to 1998 increased ($11,501,000). This is primarily due to the higher construction and selling costs paid in conjunction with construction of the Kinzie Station Tower building and increased home building activities of ($15,400,000). (See the Consolidated Statements of Cash Flows).

Proceeds from property sales provided cash flow of $61,009,000 in 2000, $11,548,000 in 1999 and $6,231,000 in 1998. Sales in 2000 consists of 140 units in Kinzie Phase I for $33,637,000, 16 units in Osprey Cove for $2,477,000, 15 units in Longleaf for $3,839,000, 21 units and developed acreage in Rosemount for $8,249,000, 67 acres at Galewood in Chicago, Illinois for $7,160,000 and 2 acres at Kinzie Station in Chicago, Illinois for $2,457,000. Sales in 1999 consists of 20 units in Osprey Cove for $4,975,000, 13 units in Longleaf for $2,989,000, 6 units in Rosemount for $999,000 and a parcel of land in Milwaukee, WI for $1,100,000. Sales in 1998 consists of 13 units in Osprey Cove for $3,141,000 and four parcels of land; Dubuque, IA, $450,000, Minneapolis, MN, $900,000, Moses Lake, WA $440,000 and St. Paul, MN, $375,000. These four sales totaled $2,165,000.

Portfolio income is derived principally from the interest earned on the HTI note receivable, interest earned on certificates of deposit and investment of cash not required for operating activities ("excess cash") in various U. S. Government and corporate obligations. Portfolio income for 2000 was $390,000 compared to $123,000 for 1999 and $63,000 for 1998.

Heartland has approximately 150 active leases on its real estate properties, which generated $743,000 of revenue in 2000, $772,000 of revenue in 1999 and $886,000 in 1998. The decrease in rental income between 1998 and 1999 is due to two tenants who vacated their spaces in the Company's office building in Milwaukee, WI. This building was sold and closed December 30, 2000.

As of December 31, 2000, Heartland had designated 14 sites, or approximately 776 acres with a book value of approximately $10,736,000, for development. Capitalized expenditures at these sites were $30,250,000 in 2000, $32,247,000 in 1999 and $9,157,000 in 1998. At December 31, 2000, capitalized costs on development properties including housing inventories totaled $24,894,000. Expenditures which significantly increase the value and are directly identified with a specific project are capitalized.

At December 31, 2000, land held for sale consists of 14,249 acres with a book value of $740,000. It will be disposed of in an orderly fashion. It is anticipated that it will take beyond the year 2001 to dispose of most of these properties.

The cost of property sales for 2000 was $45,612,000 or 75% of sales proceeds, for 1999 was $9,772,000 or 85% of sales proceeds and $4,405,000 or 70% of sales proceeds for 1998. The increase in the cost of sale ratio from 1999 to 1998 is primarily due to the low volume of homes closed in the home building operations in 1999. The indirect overhead costs associated with producing the homes reduced the home building gross profit significantly.

It is not expected that future cost of sales ratios for real estate other than development projects and home sales will change materially from ratios experienced in 1998, as the balance of Heartland's real estate other than development projects consists primarily of railroad properties acquired over the past 150 years at values far lower than current fair values.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $4.1 million at December 31, 2000 and $2.4 million at December 31, 1999 for possible environmental liabilities, including remediation, legal and consulting fees. The reserve increased $1.7 million primarily due to an increase in estimated future remediation costs. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

In addition, Heartland has established an allowance for resolution of non-environmental claims of $.4 million at December 31, 2000 and 1999.

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

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. On May 14, 1997, CMC signed a line of credit agreement in the amount of $5 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL and pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve. The agreement terminated on May 1, 1998, but was extended through June 30, 1998. On June 30, 1998, the loan was amended extending the maturity date to April 30, 1999, and increasing the line to
$8.5 million. The Company has subsequently pledged additional cash in the amount of $350,000 bringing the total interest reserve to $850,000. On October 23, 1998, CMC amended the loan temporarily increasing the line to $9,500,000 and reducing the net worth requirements to $8,500,000. The $1,000,000 temporary increase was paid back in December, 1998. In April, 1999, the Company extended the maturity of the loan to April 29, 2000, increased the amount of the credit facility from $8,500,000 to $11,500,000, increased the interest reserve from $850,000 to $1,150,000, reduced the net worth requirement from $8,500,000 to $5,500,000 and granted LNB a first lien on a property in Milwaukee, Wisconsin. In November, 1999, the Company increased the amount of the credit facility to $13,300,000 and pledged as additional collateral its interest in the Goose Island Joint Venture. On March 20, 2000, the Company executed documents with LNB that increased the credit facility to $15,300,000 and extended the maturity date of the loan to December 31, 2000. Heartland also granted LNB a first lien on 177 acres, located in Fife, Washington. On June 29, 2000, Heartland closed on a parcel of land it owned at Kinzie Station in Chicago, Illinois at a sales price of $2,457,000. At that time, $1,800,000 of the sales proceeds was used to permanently reduce the line of credit amount from $15.3 million to $13.5 million. On August 3, 2000, the Company closed on the last parcel of land it owned at Galewood in Chicago, Illinois at a sales price of $5,500,000. At that time, $3,500,000 of the sales proceeds was used to permanently reduce the line of credit amount from $13.5 million to $10 million. On October 15, 2000, LNB increased the line of credit agreement amount from $10,000,000 to $11,000,000. On December 31, 2000, the Company executed an amendment to the LNB line of credit that extended the maturity date to March 31, 2001 and required the permanent reduction in the principal amount of the line to $9,600,000 on February 28, 2001 and to $8,100,000 on March 28, 2001. Advances
against the line of credit bear interest at the prime rate of LNB plus 1.5% (11.0% at December 31, 2000). At December 31, 2000, $9,000,000 had been advanced to the Company by LNB against the line of credit. (See Note 4 to the Consolidated Financial Statements.) On January 30, 2001, Heartland made the final principal and interest on the Kinzie Station Plaza building loan. On February 23, 2001, the Company amended the $5,250,000 Kinzie Station Plaza building loan agreement with Bank One, and borrowed an additional $3,000,000. Bank One advanced the $3,000,000 on February 28, 2001.
$1,400,000 of these funds were used to permanently reduce the LNB line of credit from $11,000,000 to $9,600,000. (See Note 11 to the Consolidated Financial Statements.) The Company is currently in negotiations with LNB to extend the maturity date of the revolving line of credit. While the Company has no reason to believe the extension of the credit facility will not be approved by LNB, there can be no assurance the contemplated extension will be given. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

Results of Operations

For the year ended December 31, 2000, operations resulted in a net income of $9,844,000 or $2.76 per Class A Unit. Operations for the years ended December 31, 1999 and 1998 resulted in a net loss of $3,757,000 or $0 per Class A Unit and a net loss of $6,084,000 or $2.76 per Class A Unit, respectively.

The difference in net income in 2000 compared to the net loss in 1999 of $13,601,000 is due to a substantial increase in sales volume. The net loss in 1999 compared to the net loss in 1998 decreased $2,327,000 due to total operating expenses decreasing $2,038,000. The expense reduction took place primarily in environmental and general and administrative expenses.

Heartland has approximately 150 active leases on its real estate properties, which generated $743,000 of revenue in 2000, $772,000 in 1999, and $886,000 in 1998. The decrease in rental income between 1998 and 1999 is due to two tenants who vacated their spaces in the Company's office building in Milwaukee, Wisconsin. This building was sold and closed December 30, 2000.

Total operating expenses for 2000 were $6,961,000 compared to $6,786,000 for 1999 and $8,824,000 for 1998. The decrease of $2,038,000 in 1999 compared to
1998 is primarily due to decreased general and administrative expenses of $460,000 and a decrease in environmental expenses of $1,083,000.

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

Access to Financing.

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of December 31, 2000, Heartland's total consolidated indebtedness was $14,675,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.


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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at December 31, 2000, is $14,675,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate plus 0.00% to 1.50%. (See Note 4 to the Consolidated Financial Statements.) An adverse change of 1.00% in the prime rate would increase the yearly interest incurred by approximately $147,000.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of Operations: Economic and Other Conditions and Interest Rate Sensitivity.

                                   PART II

Item 8.      Financial Statement and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

To the Partners and Unitholders of Heartland Partners, L.P.

We have audited the accompanying consolidated balance sheets of Heartland Partners, L.P. (the "Partnership") as of December 31, 2000 and 1999 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heartland Partners, L.P. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                              Ernst & Young LLP

Chicago, Illinois
March 18, 2001, except as to the second
paragraph of Note 11, as to which the date is March 28, 2001.

                           HEARTLAND PARTNERS, L.P.
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 2000 and 1999
                            (amounts in thousands)


ASSETS:
Cash .....................................................  $     150  $     230
Restricted cash ..........................................      2,699      4,182
Accounts receivable (net of allowance of $416 in 2000
  and 1999) ..............................................        582        373
Due from affiliate .......................................      4,581      1,093
Prepaid and other assets .................................        279        217
Investment in joint venture ..............................        377        410
                                                            ---------  ---------
     Total ...............................................      8,668      6,505
                                                            ---------  ---------
Property:
Land, buildings and other ................................      2,683      4,049
  Less accumulated depreciation ..........................        137      1,065
                                                            ---------  ---------
Net land, buildings and other ............................      2,546      2,984
Land held for sale .......................................        740        766
Housing inventories ......................................     20,354     34,263
Land held for development ................................      5,497      5,287
Capitalized predevelopment costs .........................      9,779      7,451
                                                            ---------  ---------
  Net Properties .........................................     38,916     50,751
                                                            ---------  ---------
Total Assets .............................................  $  47,584  $  57,256
                                                            =========  =========
LIABILITIES:
Notes payable ............................................  $  14,675  $  32,770
Accounts payable and accrued expenses ....................      7,267     10,330
Accrued real estate taxes ................................        776        893
Allowance for claims and liabilities .....................      4,478      2,804
Unearned rents and deferred income .......................      1,632      1,733
Other liabilities ........................................      3,260      3,074
                                                            ---------  ---------
     Total Liabilities ...................................  $  32,088  $  51,604
                                                            ---------  ---------
PARTNERS' CAPITAL:
General Partner ..........................................         27       --
Class A Limited Partners - 2,142 units authorized,
  issued and outstanding .................................      5,906       --
Class B Limited Partner ..................................      9,563      5,652
                                                            ---------  ---------
     Total Partners' Capital .............................     15,496      5,652
                                                            ---------  ---------
Total Liabilities and Partners' Capital ..................  $  47,584  $  57,256
                                                            =========  =========

         See accompanying notes to Consolidated Financial Statements

                           HEARTLAND PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
            For the Years Ended December 31, 2000, 1999, and 1998
                            (amounts in thousands)



                                                                                        Unrealized
                                                                                          Holding
                                                                                           Gain
                                                           Class A       Class B        (Loss) on
                                            General        Limited       Limited        Marketable
                                            Partner        Partners      Partner        Securities        Total
                                           ----------     ----------    ----------      ----------      ----------

Balances at January 1, 1998 ...........    $       28     $    5,902    $    9,563      $       (2)     $   15,491

Net loss ..............................           (28)        (5,902)         (154)             --          (6,084)
Marketable securities fair value
  adjustment ..........................            --             --            --               2               2
                                           ----------     ----------    ----------      ----------      ----------

Balances at December 31, 1998 .........    $       --     $       --    $    9,409      $       --      $    9,409

Net Loss ..............................            --             --        (3,757)             --          (3,757)
                                           ----------     ----------    ----------      ----------      ----------

Balances at December 31, 1999 .........    $       --     $       --    $    5,652      $       --      $    5,652

Net income ............................            27          5,906         3,911              --           9,844
                                           ----------     ----------    ----------      ----------      ----------

Balances at December 31, 2000 .........    $       27     $    5,906    $    9,563      $       --      $   15,496
                                           ==========     ==========    ==========      ==========      ==========


         See accompanying notes to Consolidated Financial Statements

                           HEARTLAND PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2000, 1999 and 1998
               (amounts in thousands, except for per unit data)


                                                       2000        1999        1998
                                                     ---------   ---------   --------
Income:
    Property sales ................................. $  61,009   $  11,548   $  6,231
    Less: Cost of property sales ...................    45,612       9,772      4,405
                                                     ---------   ---------   --------

  Gross profit on property sales ...................    15,397       1,776      1,826
                                                     ---------   ---------   --------
Operating Expenses:
    Selling expenses ...............................     2,700       3,570      3,845
    General and administrative expenses ............     2,359       2,659      3,119
    Real estate taxes ..............................        67         179        399
    Environmental expense ..........................     1,835         378      1,461
                                                     ---------   ---------   --------
  Total operating expenses .........................     6,961       6,786      8,824
                                                     ---------   ---------   --------
  Operating income (loss) ..........................     8,436      (5,010)    (6,998)

Other Income and (Expense):
    Portfolio income ...............................       390         123         63
    Rental income ..................................       743         772        886
    Other income ...................................       970         917        514
    Depreciation ...................................      (270)       (134)      (124)
    Management fee .................................      (425)       (425)      (425)
                                                     ---------   ---------   --------
  Total other income and (expense) .................     1,408       1,253        914
                                                     ---------   ---------   --------
  Net income (loss) ................................ $   9,844   $  (3,757)  $ (6,084)
                                                     =========   =========   ========

  Net income (loss) allocated to General Partner ... $      27   $      --   $    (28)
                                                     =========   =========   ========
  Net income (loss) allocated to Class B limited
     partner ....................................... $   3,911   $  (3,757)  $   (154)
                                                     =========   =========   ========
  Net income (loss) allocated to Class A limited
     partners ...................................... $   5,906   $      --   $  5,902)
                                                     =========   =========   ========
  Net income (loss) per Class A limited partnership
     unit .......................................... $    2.76   $      --   $  (2.76)
                                                     =========   =========   ========
  Average number of Class A limited partnership
     units outstanding ............................. $   2,142   $   2,142   $  2,142
                                                     =========   =========   ========


          See accompanying notes to Consolidated Financial Statements

                           HEARTLAND PARTNERS, L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 2000, 1999, and 1998
                            (amounts in thousands)


                                                                  2000         1999        1998
                                                                ---------   ----------   --------
Cash Flow from Operating Activities:
Net income (loss) ............................................. $   9,844   $   (3,757)  $ (6,084)
Adjustments reconciling net income (loss) to net cash
provided by (used in) operating activities:
Bad debt expense ..............................................        --           --        211
Depreciation ..................................................       270          134        124
Net change in allowance for claims and liabilities ............     1,674           42        593
Net change in assets and liabilities:
  (Increase) decrease in accounts receivable ..................      (209)         (20)       129
  Increase in due from affiliate ..............................    (3,488)        (651)      (442)
  Decrease (increase) in housing inventories ..................    13,909      (20,285)    (4,852)
  Decrease in land held for sale ..............................        26          164        233
  (Increase) decrease in land held for development ............      (210)         203        790
  Increase in capitalized predevelopment costs ................    (2,328)      (2,429)      (818)
  (Decrease) increase in accounts payable and accrued
    liabilities ...............................................    (3,063)       7,694      1,895
  Decrease in management fee due affiliate ....................        --         (283)      (142)
  Net change in other assets and liabilities ..................       (61)         980      1,656
                                                                ---------   ----------   --------
Net cash provided by (used in) operating activities ...........    16,364      (18,208)    (6,707)
                                                                ---------   ----------   --------

Cash Flow from Investing Activities:
Sales of (additions to) land, buildings and other,net .........       168         (486)      (333)
Net sales and maturities (purchases) of marketable
  securities ..................................................        --          149         (6)
                                                                ---------   ----------   --------
Net cash provided by (used in) investing activities ...........       168       (  337)      (339)
                                                                ---------   ----------   --------
Cash Flow from Financing Activities:
(Payoffs) advances on notes payable, net ......................   (18,095)      19,278      9,742
Decrease (increase) in restricted cash ........................     1,483       (1,618)    (1,840)
Distribution paid to unitholders ..............................        --           --     (1,631)
                                                                ---------   ----------   --------
Net cash (used in) provided by financing activities .             (16,612)      17,660      6,271
                                                                ---------   ----------   --------
Net decrease in cash ..........................................       (80)        (885)      (775)

Cash at beginning of year .....................................       230        1,115      1,890
                                                                ---------   ----------   --------
Cash at end of year ........................................... $     150   $      230   $  1,115
                                                                =========   ==========   ========
Supplemental Disclosure of Non Cash Operating
Activities:
Net land held for development and capitalized
predevelopment costs transferred to housing inventories ....... $      --   $       --   $  5,034
                                                                =========   ==========   ========


         See accompanying notes to Consolidated Financial Statements

                           Heartland Partners, L.P.
                  Notes to Consolidated Financial Statements
             For the years ended December 31, 2000, 1999 and 1998


1. Organization

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI is the general partner of Heartland
(in such capacity, the "General Partner"). In July, 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland and CMC, formed CMC Heartland Partners I, Limited Partnership ("CMCI"), a Delaware limited partnership, to undertake a planned housing development in Rosemount, Minnesota ("Bloomfield or Rosemount"). CMC has a 100% membership interest in CMC Heartland Partners II ("CMCII"), CMC Heartland Partners III ("CMCIII"), CMC Heartland Partners IV ("CMCIV"), CMC Heartland Partners V ("CMCV"), CMC Heartland Partners VI ("CMCVI"), CMC Heartland Partners VII ("CMCVII") and CMC Heartland Partners VIII ("CMCVIII"). CMCII was formed to participate in the Goose Island Industrial
Park joint venture in Chicago, Illinois. CMCIII was formed in 1997 to develop a portion of the Kinzie Station property in Chicago, IL. CMC IV was formed in 1998 and is developing approximately 177 acres in Fife, Washington. CMCV was formed in 1996 to acquire finished lots, sell and construct homes in Osprey Cove ("Osprey"), a master-planned residential community in St. Marys, GA. CMCVII was formed in 1998 to acquire and engage in sales, marketing and construction of homes in the Longleaf Country Club, Southern Pines, NC ("Southern Pines or Longleaf"). CMCVI and CMCVIII were formed at various times to acquire and hold future acquisitions. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sales agent in the St. Marys, Southern Pines and Kinzie Station developments. LCL is also the general contractor in the St. Marys development. CMC owns 100% of the stock of Lifestyle Construction Company, Inc. ("LCC") which serves as the general contractor in North Carolina. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCL and LCC.

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

The General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner. There can be no assurance as to the amount or timing of
Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On November 24, 1997, Heartland declared a cash distribution in the amount of $1.6 million to Unitholders and Partners of record on December 29, 1997, that was paid on January 7, 1998. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)


At December 31, 2000, land held for sale consisted of approximately 14,249 acres of scattered land parcels. States in which large land holdings are located are Illinois, Iowa, Minnesota, Montana, North Dakota, South Dakota, Washington, and Wisconsin. The remaining acreage is located in Idaho, Indiana, Michigan and Missouri.

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

Improved properties of value to Heartland were a three-story office building with 60,000 square feet of space in Milwaukee, Wisconsin and a two-story warehouse/office building in northwestern Chicago used for the storage of partnership records. These improved properties and land were sold and closed during the year 2000.

At December 31, 2000, property available for development, including housing inventories, consisted of 14 sites comprising approximately 776 acres. The book value of this land is approximately $10.7 million or an average of $13,800 per acre. Heartland reviews these properties to determine whether to hold, develop, either solely or with a third party joint venturer, or sell them. Heartland's objective for these properties is to maximize unitholder value over a period of years.

Heartland has a 1.23 acre site in Chicago, Illinois known as Kinzie Station Phase I under development. Phase I consists of 163 units in a Tower, 24 units in a Plaza Building and 5 Townhomes. Kinzie Station Phase II is a
2.65 acre site adjacent to Phase I on which the Company intends to construct 242 units in a Tower and 8 Townhomes. The Company is also selling and building single family homes in the Longleaf Country Club in Southern Pines, North Carolina. Heartland also owns homes and lots in Osprey Cove located in St. Marys, Georgia as well as undeveloped acreage in the Bloomfield community in Rosemount, Minnesota. These sites, except Bloomfield, are classified as housing inventories. Heartland decided to cease building operations in Osprey Cove and Bloomfield in 1999. The homes, lot inventories, and undeveloped acreage will be sold in the ordinary course of business.

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

                          Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)



Revenue Recognition

Revenues from housing and land sales are recognized in the period in which title passes and cash is received.

Investment in Joint Venture

Investment in joint venture represents recording of the Company's interest under the equity method of accounting. Under the equity method of accounting, the Company recorded its initial interest at cost and adjusts its investment accounts for additional capital contributions, distributions and its share of joint venture income or loss.

Use of Estimates

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

Housing inventories,  (including  completed model homes),  consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost which is not in excess of fair value. Land, land development, and indirect costs are allocated to cost of sales on the basis of units sold in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units sold for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value less the cost to dispose of the inventories, is less than the capitalized costs. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)


Housing inventories consisted of the following at December 31, 2000, and 1999:



                                                    2000        1999
                                                 ----------  ----------
      Land under development..................   $    5,240  $    4,690

      Direct construction costs...............       10,892      19,381

      Capitalized project costs...............        4,222      10,192
                                                 ----------  ----------
                                                 $   20,354  $   34,263
                                                 ==========  ==========
Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amounts approximate fair value. For variable rate debt that reprices frequently, fair values approximate carrying values. For all remaining financial instruments, carrying value approximates fair value due to the relatively short maturity of these instruments.

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

Heartland's assets are carried at historical cost. At December 31, 2000, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

Segment Reporting

The Company has two primary reportable business segments, which consist of land sales and property development (See Note 10 to the Consolidated Financial Statements).

Reclassification

Certain reclassifications have been made to the previously reported 1999 and 1998 statements in order to provide comparability with the 2000 statements. These reclassifications have not changed the 1999 and 1998 results.

3. Restricted Cash

On May 14, 1997, CMC established a line of credit agreement in the amount of $5 million with LaSalle National Bank ("LNB") pursuant to which CMC pledged cash in the amount of $500,000 as an interest reserve. During 1998, LNB increased the line of credit to $8.5 million and extended the maturity date of the loan to April 30, 1999, pursuant to which CMC pledged additional cash in the amount of $350,000 as an interest reserve. In April, 1999, LNB increased the credit facility to $11,500,000 and extended the maturity date of the loan to April 29, 2000. At that time, CMC pledged an additional $300,000 as an interest reserve. On November 30, 1998, CMCI executed an agreement for a $2,500,000 loan with Bank One relating to the Bloomfield project pursuant to which CMCI has pledged $500,000 in cash as an interest reserve. On October 4, 2000, the developed acreage in the Bloomfield project was sold and this $500,000 was released. Restricted cash also includes purchasers' earnest money escrow deposits of $1,549,000 and $2,522,000 at
December 31, 2000,   and  1999,   respectively  and  a  $10,000   construction
improvement bond held by the Osprey Cove Homeowners Association that was released in the year 2000. The total restricted cash at December 31, 2000, and 1999, was $2,699,000 and $4,182,000, respectively.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)



4. Notes Payable

On May 14, 1997, CMC signed a line of credit agreement in the amount of $5 million with LaSalle National Bank ("LNB"), pursuant to which CMC granted LNB a first lien on certain parcels of land in Chicago, IL which had a carrying value of $2,706,000 and $6,065,000 as of December 31, 2000, and 1999,
respectively. Also, pursuant to the line of credit agreement, CMC pledged cash in the amount of $500,000 as an interest reserve. The agreement terminated on May 1, 1998, but was extended through June 30, 1998. On June 30, 1998, the loan was amended extending the maturity date to
April 30, 1999, and increasing the line to $8.5 million. The Company has subsequently pledged additional cash in the amount of $350,000 bringing the total interest reserve to $850,000. On October 23, 1998, CMC amended the loan temporarily increasing the line to $9,500,000 and reducing net worth requirements to $8,500,000. The $1,000,000 temporary increase was paid back in December, 1998. In April, 1999, the Company extended the maturity of the loan to April 29, 2000, increased the amount of the credit facility from $8,500,000 to $11,500,000, reduced the net worth requirement form $8,500,000 to $5,500,000 and granted LNB a first lien on a property in Milwaukee, Wisconsin which had a carrying value of $4,108,000 and $3,035,000 at December 31, 2000, and 1999, respectively. The Company has subsequently pledged additional cash in the amount of $300,000 bringing the total interest reserve to $1,150,000. In November, 1999, the Company increased the amount of the credit facility to $13,300,000 and pledged as additional collateral its interest in the Goose Island Joint Venture which had a carrying value of $377,000 and $410,000 as of December 31, 2000, and 1999, respectively. On March 20, 2000, the Company executed documents with LNB that increased the credit facility to $15,300,000 and extended the maturity date of the loan to December 31, 2000. Heartland also granted LNB a first lien on 177 acres, located in Fife, Washington which had a carrying value of $4,514,000 and $3,891,000 at December 31, 2000, and 1999, respectively. On June 29, 2000,
Heartland closed on a parcel of land it owned at Kinzie Station in Chicago, Illinois at a sales price of $2,457,000. At that time, $1,800,000 of the sales proceeds was used to permanently reduce the line of credit amount from $15.3 million to $13.5 million. On August 3, 2000, the Company closed on the last parcel of land it owned at Galewood in Chicago, Illinois at a sales price of $5,500,000. At that time, $3,500,000 of the sales proceeds was used to permanently reduce the line of credit amount from $13.5 million to $10 million. On October 15, 2000, LNB increased the line of credit agreement amount from $10,000,000 to $11,000,000. On December 31, 2000, the Company executed an amendment to the LNB line of credit that extended the maturity date to March 31, 2001 and required the permanent reduction in the principal amount of the line to $9,600,000 on February 28, 2001 and to $8,100,000 on March 28, 2001. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (11.0% at December 31, 2000). At December 31, 2000, and 1999, $9,000,000 and $11,800,000, respectively, had been advanced to the Company by LNB against the line of credit. The Company is currently in negotiations with LNB to extend the maturity date of the revolving line of credit. While the Company has no reason to believe the extension of the credit facility will not be approved by LNB, there can be no assurance the contemplated extension will be given. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

On December 30, 1996, CMCV signed a revolving line of credit agreement in the amount of $3 million with Bank of America ("B of A"), formerly NationsBank, N.A., to acquire lots and construct homes in the Osprey Cove subdivision, St. Marys, Georgia, pursuant to which CMC granted a first mortgage to B of A on specific lots in said subdivision with a carrying value of $1,803,000 at
December 31, 1999. On December 30, 1999, Heartland entered into a modification agreement to its December 30, 1996, revolving line of credit agreement in the amount of $3 million for Osprey Cove to extend the maturity date to June 30, 2000. At December 31, 1999, B of A had advanced $1,514,000 against the revolving line of credit. During the year 2000, the Company paid off the line of credit in full. All lots securing the line of credit were released. The Company has one loan outstanding with B of A in the amount of $209,000. The carrying value of the home is $257,000 at December 31, 2000. This loan bears interest at the prime rate of B of A plus 1% (10.5% at December 31, 2000). At December 31, 2000, $179,000 had been advanced by B of A against the loan. This loan matured September 29, 2000. The Company refinanced this loan on January 5, 2001 with the First National Bank of St. Marys ("FNB") in Georgia. The amount advanced by FNB was $235,000. The loan matures January 5, 2002 and bears interest at the three month London Interbank Offering Rate ("LIBOR") plus 3.85%.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)



In the fourth quarter of 1999, FNB made two loans totaling $588,374 to build two inventory homes in Osprey Cove. The carrying value of these two homes was $557,000 at December 31, 1999. FNB had advance $463,000 on these two loans at December 31, 1999. The loan terms were for one year and bear interest at the LIBOR rate plus 3.35% (9.8% at December 31, 2000). One home sold and closed in May, 2000. At December 31, 2000, FNB had advanced $172,000 to the Company on the one remaining loan. The carrying value of this home was $211,000 at December 31, 2000. This loan was renewed on December 12, 2000 and will be due on October 12, 2001.

In December, 1998, the Company signed a commitment letter for a $3,000,000 line of credit with B of A to finance the construction of homes in the Longleaf community. B of A provided individual loans on each home as construction commenced. The developer subordinated its lot to B of A's construction loan. The term of each loan was one year and interest accrued at the B of A prime rate plus 1%. On December 9, 1999, Heartland executed an agreement for a $5,000,000 revolving credit line for the construction of homes in Longleaf with Bank One of Illinois ("Bank One"). The first draw from Bank One on December 9, 1999 was used to purchase 22 lots (of which 3 closed in 1999 and 13 closed in 2000) from the developer for $690,500 and repaid B of A all outstanding principal and accrued interest. As new homes to be built were added to the revolving credit line, the developer would subordinate its lot to Bank One's revolving credit line. On December 12, 2000, Heartland executed a purchase agreement whereby it purchased the balance of lots owned by the developer, 207 lots, by the assumption of certain liabilities owed by the developer to other unrelated parties and the payment of $250,000. The purchase price of $2,209,000, which includes the $250,000 paid on December 12, 2000, for these 207 lots was determined by calculating the net present value of the payments to be paid over a ten year period using a discount rate of 10%. Also, per the purchase agreement, the Company is obligated to pay the developer 49% of the Net Cash Flow, as defined, each year for the period January 1, 2001 to December 31, 2005. As part of the December 8, 2000 loan amendment described below, the Company borrowed $250,000 on December 12, 2000 from Bank One to purchase these lots, which remains outstanding at December 31, 2000. This note is due April 12, 2001 and bears interest at the prime rate (9.5% at December 31, 2000). The revolving credit line is for a term of 1 year and bears interest at the prime rate (9.5% at December 31, 2000). On December 8, 2000, Heartland executed an amendment to the Bank One loan that extended the maturity date of the line of credit to April 12, 2001 and reduced the maximum revolving credit line from $5,000,000 to $3,000,000. At December 31, 2000, and 1999, $1,383,000 and $1,441,000,
respectively, had been advanced on the line of credit by Bank One to the Company. The carrying value of the collateral for both these loans at December 31, 2000, and 1999, is $3,577,000 and $1,815,000, respectively.

On November 30, 1998, Heartland executed an agreement for a $2,500,000 loan from Bank One relating to the Bloomfield project. As a condition of the loan, $500,000 was placed in an interest reserve. The loan has a two year term and bears interest at the prime rate (9.5% at December 31, 2000). On December 1, 2000, this loan was extended and will mature April 1, 2001. Also, the principal balance was reduced to $450,000. The outstanding loan balance is $450,000 and $2,470,000 at December 31, 2000, and 1999, respectively. In addition, Bank One was providing a $1,750,000 development loan, letters of credit for $204,500 to the City of Rosemount and a $4,000,000 revolving credit line for the construction of homes; these credit facilities were executed on February 1, 1999. At December 31, 1999, $506,000 had been advanced against the development loan and $1,175,000 against the revolving line of credit. The loans bear interest at the prime rate (9.5% at December 31, 2000). The loans were to mature on January 31, 2001 and December 31, 2000, respectively. The Company closed on the sale of all of its developed acreage in Bloomfield on October 4, 2000 and paid off the development loan and line of credit at that time. The total outstanding Bank One debt was reduced to $450,000. Also, the Bank One $500,000 interest reserve and all letters of credit were released. The carrying value of the collateral for these loans is $3,000,000 and $4,302,000 at December 31, 2000, and 1999,
respectively.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)



On  January 6, 1999,  the Kinzie Station 2.5 year loan agreement in the amount of $29,812,000 was signed with Corus Bank N.A ("CB"). The loan bears interest at the prime rate plus 1% (10.5% at December 31, 2000). This loan is collateralized by the real estate contained in the project. In conjunction with the loan, a Construction Contract with the guaranteed maximum price of $24,710,000 was entered into with a general contractor. At December 31, 2000, the outstanding loan balance of the CB loan was $3,123,000. At December 31, 1999, $13,287,000 had been advanced by CB to the Company.

On October 20, 1999, the Company executed loan documents with Bank One for a loan of $5,250,000 to construct the Kinzie Station Plaza building. The loan is for a term of 3 years and bears interest at the prime rate (9.5% at December 31, 2000). The loan is collateralized by real estate contained in the project. On September 7, 1999, a construction contract with the guaranteed maximum price of $4,864,022 was entered into with a general contractor. At December 31, 2000, the outstanding loan balance of the Bank One loan was $118,000. At December 31, 1999, $114,000 had been advanced by Bank One to the Company.

During  the years  ended  December  31,  2000,  1999,  and 1998,  the  Company incurred and paid interest on loans in the amount of $3,362,000, $2,062,000 and $802,000, respectively, of which $3,354,000 $2,062,000, and $802,000 was capitalized.

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

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)



6. Related Party Transactions

CMC has a management agreement with HTI, pursuant to which CMC is required to pay HTI an annual management fee in the amount of $425,000. On October 19, 2000, this management agreement was extended from June 26, 2000 to June 27, 2005. In February, 1998, CMC paid HTI the $425,000 1997 deferred management fee. $142,000 of the 1998 management fee was paid in 1999. In 1999, the balance of the 1998 fee of $283,000 was paid as well as 100% of the 1999 fee. The management fee for the year 2000 of $425,000 was credited against amounts owed CMC.

Under a management services agreement, HTI reimburses Heartland for reasonable and necessary costs and expenses for services totaling $410,000 for the year ended December 31, 2000, $368,000 for the year ended December 31, 1999, and $300,000 for the year ended December 31, 1998. Heartland also makes cash advances to HTI. HTI owes CMC $4,581,000 as of December 31, 2000 and $1,093,000 as of December 31, 1999 related to these expenses and cash advances. Included in this amount owed CMC is $294,000 and $56,000 of interest accrued on outstanding amounts owed during the years 2000 and 1999, respectively. Interest was computed using the prime rate plus 2 1/4% (11.75% at December 29, 2000). As collateral for the amount owed CMC, HTI Class B, LLC pledged, on December 14, 2000, to Heartland a senior lien and a senior security interest in the Heartland Class B Limited Partnership Interest owned by HTI Class B, LLC. On December 29, 2000, HTI executed a line of credit promissory note that is due on demand, payable to CMC in the amount of $6,000,000. At that time, HTI granted CMC a Series C Warrant that entitles CMC to purchase 320,000 shares at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. HTI has borrowed $4,581,000 against this line of credit at December 31, 2000. This $6,000,000 note bears interest at 13% on December 31, 2000.

7. Leases

Heartland is a lessor under numerous property lease arrangements with varying lease terms. The majority of the leases are cancelable by either party upon thirty to sixty days notice and provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes, maintain insurance and maintain the condition of the property. Heartland has several major leases on buildings and land in Chicago, Illinois and Milwaukee, Wisconsin (this property was sold and closed December 30, 2000) which account for over half of Heartland's annual rental income. The land, buildings and other improvements had a net carrying value of $2,546,000 and $2,984,000 at December 31, 2000 and 1999,
respectively. These amounts are net of depreciation and include corporate furniture and fixtures as well as other buildings and improvements.

Heartland had one non-cancellable operating lease for $114,401 per year. CMC sold and closed this property in the year 2000.

Heartland leases its offices at certain development sites and certain equipment under various operating leases. Future minimum lease commitments under non-cancellable operating leases are as follows:

2001....................................................    $120,000
2002....................................................      69,000
2003....................................................      38,000
2004....................................................       5,000
                                                            --------
  Total.................................................    $232,000
                                                            ========


Rent expense for the years ended December 31, 2000, 1999, and 1998 was $159,000, $213,000, and $294,000, respectively.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)



8. Legal Proceedings and Contingencies

At December 31, 2000, and 1999, Heartland's allowance for claims and liabilities was approximately $4.5 million and $2.8 million, respectively. During the years ended December 31, 2000, 1999, and 1998, $1,835,000, $378,000, and $1,461,000, respectively, was recorded as cost and expenses in respect to environmental matters. Significant legal matters are discussed below.

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

On October 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified effective June, 1999, and February 20, 2001 in which the Port released all claims and the Company agreed either to, (a) pay $1.1 million on or before December 31, 2001, plus interest quarterly from January 1, 1999, or (b) to convey to the Port real property to be agreed upon at a later date. At December 31, 2000, and 1999, Heartland's allowance for claims and liabilities for this site was $1,100,000.

The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

Wheeler Pit, Janesville, Wisconsin

In November, 1995 the Company settled an environmental claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The settlement calls for the Company to pay General Motors $800,000 at $200,000 annually for four years, 32% of the monitoring costs for twenty-five years beginning in 1997 and 32% of governmental oversight costs; the oversight costs not to exceed $50,000. Payments of $200,000 were made in 1995, 1996, 1997 and 1998. A payment of $50,000 for past government oversight costs was made in October, 1998. At December 31, 2000, and 1999, Heartland's allowance for claims and liabilities for this site was $215,000 and $189,000, respectively.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)



Rosemount, Minnesota

Two suits had been filed with regard to the Company's Bloomfield project in Rosemount, Minnesota. On April 5, 2000, Richard Knutson, Inc. filed suit against CMC Heartland Partners I, Limited Partnership in Dakota County District Court to enforce a mechanic's lien of $401,000. On June 30, 2000, the City of Rosemount filed suit against CMC Heartland Partners I, Limited Partnership in Dakota County District Court alleging that the City has incurred $110,000 in unreimbursed engineering fees for which the Company has the obligation to pay. These two suits were resolved by payment of the claims with the sale of the Bloomfield developed acreage on October 4, 2000.

Milwaukee, Wisconsin

On December 2, 2000, the Redevelopment Authority of the City of Milwaukee ("RACM") filed suit in Milwaukee County Circuit Court to obtain access to appraise, survey and conduct environmental and geo-technical investigations on certain property owned by the Company adjacent to the Milwaukee Brewers baseball stadium in furtherance of RACM's future acquisition of the property by condemnation. Heartland has vigorously opposed certain elements of RACM's access. Management is not able to express an opinion at this time as to the merits of this action.

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

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The
Company has denied liability at certain of these sites based on the reorganization bar of the Company's predecessors. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with DEQ in April, 1997. While DEQ has not formally changed its position, DEQ has not elected to file suit. Management is not able to express an opinion at this time whether the cost of the defense of this liability or the environmental exposure in the event of the Company's liability will be material.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)



At twelve separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

The Company has petroleum groundwater remediation projects or long term monitoring programs at Farmington, Minnesota and Miles City, Montana. At December 31, 2000, and 1999, Heartland's aggregate allowance for claims and liabilities for these sites were $20,000 and $14,000, respectively.

The Company has an interest in property at Moses Lake, Washington previously owned and used by the United States government as an Air Force base. A portion of the Company's property is located over a well field which was placed on the national priority list in October, 1992. Sampling by the Army Corps of Engineers has indicated the presence of various regulated materials, primarily in the groundwater, which were most likely released as a result of military or other third party operations. The Company has not been named as a primary responsible party.

In July, 1999, suit was filed against the Company in Minnesota District Court by a buyer under an expired real estate sale contract originally entered into in 1995, and extended to June 20, 1999. The plaintiff demanded specific performance by conveyance to it of the vacant 5.95 acre parcel in Minneapolis, Minnesota originally to be sold to the buyer for $562,000 pursuant to the real estate contract. By Findings of Fact and Conclusions of Law, dated April 13, 2000, the court ruled in favor of the Company's motion for summary judgement. Environmental sampling in 1995 disclosed that the parcel was impacted by releases of regulated materials from the 1960s operations of a former lessee. The Company continues to investigate the environmental condition of the property on a voluntary basis under the direction of the Minnesota Department of Agriculture. At December 31, 2000 and 1999, Heartland's aggregate allowance for claims and liabilities for the
5.95 acre parcel in Minneapolis, Minnesota sites were $2,270,000 and $653,000, respectively.

Sampling performed in November, 2000, has indicated the presence of solvents in the groundwater under certain property owned by the company in Milwaukee, Wisconsin. Management will not be able to determine the materiality of the remediation costs, if any, of these materials until the concentrations and location of the release has been quantified.

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

The Company is also subject to other suits and claims which have arisen in the ordinary course of business. In the opinion of management, these matters should not be material to the Company's results of operations or financial condition.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)



9. Compensation and Benefits

Heartland  sponsors a Group Savings  Plan,  which is a salary  reduction  plan qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. All full-time permanent employees of Heartland are eligible to participate in the plan. A participating employee can authorize contributions to the plan in the form of salary reductions of up to the maximum allowed by the Internal Revenue Code in any plan year. In 2000 and 1999 Heartland made matching contributions of 25% of each participant's contribution to the plan. Participating 1998 employees were fully vested with respect to salary reduction and Heartland's contributions. For all future participants, they are fully vested with respect to salary reduction immediately, but the matching contribution vests at 20% per year. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon showing of financial hardship. Heartland contributed to the plan approximately $40,000 in 2000, $58,000 in 1999, and $80,000 in 1998 on behalf of all employees.

The President and Chief Executive Officer of CMC will receive commencing January 1, 2000 and continuing thereafter during the time he is employed incentive payments equal to 1/2% of the net proceeds from sales of certain real estate after deducting any debt obligations, closing costs and any real estate brokers commission. As of December 31, 2000, $73,000 had been earned under this plan. No payments were made during the year 2000. On October 18, 2000, the President and Chief Executive Officer of CMC borrowed $375,000 from CMC, which remains outstanding at December 31, 2000 and is included as part of accounts receivable at December 31, 2000. The note is due October 17, 2005 and interest is payable quarterly (first interest payment was made December 31, 2000) at the rate of 11% per year. On October 17, 2000 an amendment to the employment agreement authorizes the Company to deduct from any incentive payment made to him 40% of that payment and apply it to his outstanding note due to CMC.

Four officers of CMC have a bonus plan. Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of CMC. The aggregate benefits payable under the CMC Plan shall be computed by multiplying the following percentages (3% for the years 2000 and 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. The aggregate benefits payable under the Sales Plan shall be computed by multiplying 3% for the years 2000 and 2001 by the net proceeds from the sale of certain real estate during those years. As of December 31, 2000, $533,000 had been earned under the plans. No payments to the officers were made during the year 2000.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)



10. Reportable Segments

The following tables set forth the reconciliation of net income and total assets for Heartland's reportable segments for the years ended December 31, 2000, 1999 and 1998 (See Note 2 to the Consolidated Financial Statements).


                                                       Property
2000 (amounts in thousands)      Land Sales(1)       Development(2)      Corporate (3)      Consolidated
---------------------------      --------------     --------------     --------------     --------------
Revenues:
Property sales ..................$        3,188     $       57,821     $            0     $       61,009
Less: cost of property sales.....         1,135             44,477                  0             45,612
                                 --------------     --------------     --------------     --------------
 Gross profit on property sales           2,053             13,344                  0             15,397
                                 --------------     --------------     --------------     --------------

Operating Expenses:
Selling expenses ................           788              1,912                  0              2,700
General and administrative
   expenses......................             0                125              2,234              2,359
Real estate taxes ...............             0                 67                  0                 67
Environmental Expense ...........         1,835                  0                  0              1,835
                                 --------------     --------------     --------------     --------------
   Total Operating Expenses .....         2,623              2,104              2,234              6,961
                                 --------------     --------------     --------------     --------------

   Operating Income (loss) ......          (570)            11,240             (2,234)             8,436

Other Income and (Expenses):

Portfolio income ................             0                  0                390                390
Rental income ...................           743                  0                  0                743
Other income ....................             0                970                  0                970
Depreciation ....................             0               (162)              (108)              (270)
Management fee ..................             0                  0               (425)              (425)
                                 --------------     --------------     --------------     --------------
   Total Other Income and
   (Expense) ....................           743                808               (143)             1,408
                                 --------------     --------------     --------------     --------------

Net Income (Loss) ...............$          173     $       12,048     $       (2,377)    $        9,844
                                 ==============     ==============     ==============     ==============
   Properties, net of
   accumulated depreciation......$          740     $       37,708     $          468     $       38,916
                                 ==============     ==============     ==============     ==============

   Total assets .................$        1,322     $       40,063     $        6,199     $       47,584
                                 ==============     ==============     ==============     ==============


                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)


                                                       Property
1999 (amounts in thousands)      Land Sales(1)      Development(2)      Corporate (3)      Consolidated
---------------------------      --------------     --------------     --------------     --------------
Revenues:
Property sales ................. $        1,485     $       10,063     $            0     $       11,548
Less: cost of property sales ...            261              9,511                  0              9,772
                                 --------------     --------------     --------------     --------------
  Gross profit on property sales          1,224                552                  0              1,776
                                 --------------     --------------     --------------     --------------
Operating Expenses:
Selling expenses ...............            806              2,764                  0              3,570
General and administrative
  expenses .....................              0                480              2,179              2,659
Real estate taxes ..............            164                 15                  0                179
Environmental Expense ..........             94                284                  0                378
                                 --------------     --------------     --------------     --------------
   Total Operating Expenses ....          1,064              3,543              2,179              6,786
                                 --------------     --------------     --------------     --------------

   Operating Income (loss) .....            160             (2,991)            (2,179)            (5,010)

Other Income and (Expenses):

Portfolio income ...............              0                  0                123                123
Rental income ..................            772                  0                  0                772
Other income ...................              0                917                  0                917
Depreciation ...................              0                (89)               (45)              (134)
Management fee .................              0                  0               (425)              (425)
                                 --------------     --------------     --------------     --------------
   Total Other Income and
   (Expense) ...................            772                828               (347)             1,253
                                 --------------     --------------     --------------     --------------

Net Income (Loss) .............. $          932     $       (2,163)    $       (2,526)    $       (3,757)
                                 ==============     ==============     ==============     ==============
   Properties, net of
   accumulated depreciation .... $          783     $       49,171     $          797     $       50,751
                                 ==============     ==============     ==============     ==============

   Total assets ................ $        1,156     $       53,060     $        3,040     $       57,256
                                 ==============     ==============     ==============     ==============


                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)



                                                       Property
1999 (amounts in thousands)       Land Sales(1)     Development(2)      Corporate (3)      Consolidated
---------------------------      --------------     --------------     --------------     --------------
Revenues:
Property sales ..................$        1,814     $        4,417     $            0     $        6,231
Less: cost of property sales ....           215              4,190                  0              4,405
                                 --------------     --------------     --------------     --------------
  Gross profit on property sales.         1,599                227                  0              1,826
                                 --------------     --------------     --------------     --------------

Operating Expenses:
Selling expenses ................           969              2,876                  0              3,845
General and administrative
  expenses ......................             0                327              2,792              3,119
Real estate taxes ...............           209                190                  0                399
Environmental Expense ...........           248                 25              1,188              1,461
                                 --------------     --------------     --------------     --------------
   Total Operating Expenses .....         1,426              3,418              3,980              8,824
                                 --------------     --------------     --------------     --------------

   Operating Income (loss) ......           173             (3,191)            (3,980)            (6,998)

Other Income and (Expenses):

Portfolio income ................             0                  0                 63                 63
Rental income ...................           886                  0                  0                886
Other income ....................             0                514                  0                514
Depreciation ....................             0                (84)               (40)              (124)
Management fee ..................             0                  0               (425)              (425)
                                 --------------     --------------     --------------     --------------
   Total Other Income and
   (Expense) ....................           886                430               (402)               914
                                 --------------     --------------     --------------     --------------

Net Income (Loss) ...............$        1,059     $       (2,761)    $       (4,382)    $       (6,084)
                                 ==============     ==============     ==============     ==============


(1)The Land Sales business segment consists of approximately 14,249 acres of land located throughout 12 states for sale as of December 31, 2000, and the related rentals, sales and marketing and general and administrative expenses.

(2)The Property Development business segment consists of approximately 776 acres representing 14 sites that Heartland is in the process of developing or homebuilding communities in which the Company is currently acquiring finished lots, selling and building homes. The related selling and operating expenses are also reported for this business segment.

(3)The Corporate level consist of portfolio income from investments, salaries and general and administrative expenses for the employees and occupied commercial office space in Kinzie Station Phase I located in Chicago, Illinois.

                           Heartland Partners, L.P.
            Notes to Consolidated Financial Statements (Continued)



11.  Subsequent Events

 On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000 and changed the maturity date of the loan to February 23, 2002. Bank One advanced the $3,000,000 on February 28, 2001. $1,400,000 of these funds were used to permanently reduce the LNB line of credit from $11,000,000 to $9,600,000.

 On March 28, 2001, the Company closed on the 113 acres it owned in Rosemount, Minnesota. At that time, the final principal and interest payment on the $450,000 note to Bank One was made.

                                                                     SCHEDULE II
                           HEARTLAND PARTNERS, L.P.
                      VALUATION AND QUALIFYING ACCOUNTS
             For The Years Ended December 31, 2000, 1999 AND 1998
                            (amounts in thousands)

                                                 Additions
                                     Balance at   charged              Balance
                                     Beginning      to                 at end
            Description               of year    costs and  Payments   of year
                                                 expenses
                                     ----------  ---------  --------  ---------
Year Ended December 31, 2000:
Allowance for claims and liabilities $    2,804  $   1,835  $   (161) $   4,478
                                     ==========  =========  ========  =========
Year Ended December 31, 1999:
Allowance for claims and liabilities $    2,762  $     378  $   (336) $   2,804
                                     ==========  =========  ========  =========
Year Ended December 31, 1998:
Allowance for claims and liabilities $    2,169  $   1,461  $   (868) $   2,762
                                     ==========  =========  ========  =========

                                                                    SCHEDULE III
                           HEARTLAND PARTNERS, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 2000
                            (amounts in thousands)


                                                             Cost Capitalized                      Gross Amount at Which
Description                    Initial Cost to                  Subsequent                                Carried
Land, Buildings and Other         Heartland                 to Acquisition (1)                     at Close of Period (1)
                         ---------------------------   -----------------------------    --------------------------------------------
                                                                                                         Building,
                                         Buildings &                       Carrying                   Improvement and
                             Land       Improvements   Improvements(3)     Costs(4)         Land       Carrying Costs       Total
                         ------------   ------------   ---------------   ------------   ------------   --------------   ------------
Chicago, IL .......  (6) $        661   $         --   $           142   $        269   $        661   $          411   $      1,072

Corporate and other  (5)           --             --             1,611             --             --            1,611          1,611
                         ------------   ------------   ---------------   ------------   ------------   --------------   ------------
TOTAL                    $        661   $         --   $         1,753   $        269   $        661   $        2,022   $      2,683
                         ============   ============   ===============   ============   ============   ==============   ============


                                                                                Life on
                                                                                 Which
                                                                              Depreciation
                                              Date of                       In Latest Income
Description                 Accumulated    Completion of       Date             Statement
Land, Buildings and Other   Depreciation    Construction      Acquired         Is Computed
                            -----------    -------------    ------------    ----------------

Chicago, IL          (6)    $        --          Various         Various                 (2)

Corporate and other                 137          Various         Various                 (2)
                            -----------
TOTAL                       $       137
                            ===========


(1) See Attachment A to Schedule III for reconciliation of beginning of period total to total at end of period.
(2) Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.
(3) Improvements include all costs which increase the net realizable value of the property except carrying costs.
(4) Carrying costs consists primarily of legal fees, real estate taxes and interest.
(5) This amount includes furniture, equipment and other fixed assets that are included in Land, buildings and other on the Consolidated Balance Sheet.
(6) Includes a parcel of land encumbered by a $9,000,000  short term loan (See
    Note 4 to the Consolidated Financial Statements).

                           HEARTLAND PARTNERS, L.P.
                         ATTACHMENT A TO SCHEDULE III
              RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING
                      OF YEAR WITH TOTAL AT END OF YEAR
                            (amounts in thousands)



                                                  2000      1999      1998
                                                --------  --------  --------

Balance at January 1.........................   $  4,049  $  3,563  $  3,230

Additions during year:
   Other acquisitions........................        699       357       299
   Improvements..............................         --       129       104
                                                --------  --------  --------
       Total Additions.......................        699       486       333
                                                --------  --------  --------

Deductions during year:
  Cost of real estate sold...................      2,065        --        --
                                                --------  --------  --------
    Total deductions.........................      2,065        --        --
                                                --------  --------  --------
Balance at December 31.......................   $  2,683  $  4,049  $  3,563
                                                ========  ========  ========


            Reconciliation Of Real Estate Accumulated Depreciation
                At Beginning of Year with Total At End of Year
                           (amounts in thousands)



                                                  2000      1999      1998
                                                --------  --------  --------

Balance at January 1.........................   $  1,065  $    931  $    807
                                                --------  --------  --------
Additions during year:
  Charged to Expense.........................        270       134       124
                                                --------  --------  --------
    Total Additions..........................        270       134       124
                                                --------  --------  --------
Deductions during year:
  Cost of real estate sold...................      1,198       ---        --
                                                --------  --------  --------
    Total deductions.........................      1,198       ---        --
                                                --------  --------  --------
Balance at December 31.......................   $    137  $  1,065  $    931
                                                ========  ========  ========

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

Name and Age                           Principal Occupation, Business
                                        Experience and Directorships

Lawrence S. Adelson,  51..   Vice President and General Counsel of the
                             Company since June, 1990; Vice President and
                             General Counsel of HTI since October, 1988.

Richard P. Brandstatter, 45  Vice President - Finance, Treasurer and
                             Secretary of the Company since August, 1995;
                             Vice President - Finance, Treasurer and
                             Secretary of HTI since February, 1999.

Robert S. Davis,  86......   Director of HTI (Class I) (since October, 1988);
                             Member of the compensation committee and chairman of the audit committee of HTI;
                             self-employed consultant (for more than the past five years); Senior Vice President (1978-79),
                             St. Paul Companies (insurance), St. Paul,
                             Minnesota.

Edwin Jacobson,  71.......   President and Chief Executive Officer of the
                             Company (since September, 1990); Director of HTI
                             (Class III) (since November, 1985); Chairman of the executive committee and member of the investment committee of HTI. Formerly President
                             (from February 1994-February 1997) and Chief
                             Executive Officer (from February 1994-July 1997) of Avatar Holdings, Inc. (Real estate, water and wastewater utilities operations), Coral Gables,
                             Florida. Mr. Jacobson also serves as a director of JCC Holdings, Inc.

Gordon H. Newman, 68......   Director of HTI (Class I)(since February,
                             1999).  Member of the audit committee of HTI.
                             Private Investor and Trustee for various non-profit entities (since 1995); Senior Vice
                             President, General Counsel (1975-1995) and Vice
                             President, Assistant General Counsel and
                             Assistant Secretary (1967-1975), Sara Lee
                             Corporation (formerly Consolidated Foods
                             Corporation).

John Torell III,  61......   Director of HTI (Class III) (since September,
                             1997); Member of the executive committee of HTI;
                             Chairman (since 1990), Torell Management, Inc.
                             (financial advisory), New York, New York;
                             Director of American Home Products Corporation;
                             Senior Managing Partner (since 2000), Conifer
                             Capital Group, (Merchant Banking).


Ezra K. Zilkha, 75........   Director of HTI (Class II) (since October,
                             1988); Chairman of the Board of the Company;
                             Member of the executive committee and chairman of the compensation committee of HTI; President and Director (since 1956), Zilkha & Sons, Inc.
                             (private investments), New York, New York.  Mr.
                             Zilkha  also serves as a director of the Newhall
                             Land and Farming Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of the Company's General Partner, Heartland Technology, Inc., and any persons who own more than ten-percent of the Units to file forms reporting their initial beneficial ownership of Units and subsequent changes in that ownership with the Securities and Exchange
Commission and the American Stock Exchange. Officers and directors of Heartland Technology, Inc. and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the 2000 fiscal year all section 16(a) filing requirements were complied with.

Item 11.    Executive Compensation

The following information is furnished as to all compensation awarded to, earned by or paid to the Chief Executive Officer of CMC and the three other executive officers with 2000 compensation greater than $100,000.



          Name And                     Annual    Compensation   All Other
     Principal Position        Year    Salary       Bonus      Compensation
     ------------------        ----  ----------  ------------  ------------
Edwin Jacobson                 2000  $  333,000  $     73,200  $      1,700

   President and Chief         1999     275,000           ---         2,500

   Executive Officer           1998     275,000           ---         5,000

Lawrence S. Adelson            2000  $   76,700  $    146,400  $      1,300

   Vice President and          1999      82,500           ---         1,300

   General Counsel             1998      65,300           ---         3,300

Richard P. Brandstatter        2000  $  127,100  $    146,400  $      1,300

   Vice President-Finance,     1999      90,000           ---         1,900

   Treasurer and Secretary     1998     110,500           ---         5,000

Susan Tjarksen Roussos         2000  $  171,000  $    146,400  $      1,900

   Vice President-Sales        1999     190,400           ---         1,500

   and Marketing               1998     153,400           ---         1,600
-

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

Under a deferred salary arrangement available to all employees, Mr. Adelson deferred approximately $26,000 of his 1998 salary into 1999, $17,000 of his 1999 salary into 2000 and $40,000 of his 2000 salary into 2001.

A new employment agreement signed on December 20, 1999, then amended April 11, 2000 and amended again October 17, 2000 with the President and Chief Executive Officer of CMC provides for a base salary of $350,000 from August 16, 1995 through May 30, 2005, all or a portion of which may be deferred at the officer's election. He will also receive commencing January 1, 2000 and continuing thereafter during the time he is employed incentive payments equal to 1/2% of the net proceeds from sales of certain real estate after deducting any debt obligations, closing costs and any real estate brokers commission. As of December 31, 2000, $73,000 had been earned under this incentive plan. No payments were made in the year 2000. The contract provides incentive compensation equal to 10% of the value of all amounts distributed to the Unitholders and the holder of the Class B Interest in excess of the "Capital Amount" as defined. The Capital Amount is $26,789,044, subject to adjustment as set forth in the contract (this amount is $23,729,549 at December 31, 2000). During or after the term of employment, incentive payments will be made with respect to distributions by Heartland during Heartland's term of existence, and if distributions are made subsequent to such Officer's death, payments will be made to his designee or estate. In the event of death, disability or termination without cause of the President and Chief Executive Officer of CMC, he or his estate has the right to have the incentive payments valued and paid. The contract also provides that in the event of a "change of control of Heartland" during or after the term of employment, the officer shall receive a lump sum payment of $1,250,000. On October 18, 2000, the President and Chief Executive Officer of CMC borrowed $375,000 from CMC, which remains outstanding at December 31, 2000 and is included as part of accounts receivable at December 31, 2000. The note is due October 17, 2005 and interest is payable quarterly (first interest payment was made December 31, 2000) at the rate of 11% per year. The October 17, 2000 amendment to the employment agreement authorizes the Company to deduct from any incentive payment made to him 40% of that payment and apply it to his outstanding note due to CMC.

Heartland does not maintain any pension, profit-sharing, or similar plan for its employees. Insurance benefit programs are non-discriminatory. CMC sponsors a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986. All full-time permanent employees of CMC are eligible to participate in the plan. In 1998 and 1999, a participating employee could authorize contributions to the plan in the form of salary reduction of up to $10,000. In 1998, CMC made matching contributions of 50% of each participant's contribution to the plan. In 1999 and 2000, CMC made matching contributions of 25% of each participant's contribution to the plan. Participating 1998 employees were fully vested with respect to salary reduction and CMC's contributions. For all future participants, they are fully vested with respect to salary reduction immediately, but the matching contribution vests at 20% per year. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon a showing of financial hardship.

Four officers of CMC have a bonus plan. Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of CMC. The aggregate benefits payable under the CMC Plan shall be computed by multiplying the following percentages (3% for the years 2000 and 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. The aggregate benefits payable under the Sales Plan shall be computed by multiplying 3% for the years 2000 and 2001 by the net proceeds from the sale of certain real estate during those years. As of December 31, 2000, $533,000 had been earned under the plans. No payments were made in the year 2000.

Item 12. Security   Ownership   of  Certain   Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by Heartland to be beneficial owners of more than 5% of Heartland's outstanding Units at March 21, 2001:

                                                Number of
Name and Address of Beneficial Owner (i)       Units Owned    Percent
----------------------------------------       -----------    -------

Lehman Brothers Holdings, Inc. (ii)

American Express Tower
3 World Financial Center
New York, New York 10285..................         187,400        8.7%



Waveland Partners, L.P. (v)

227 West Monroe, Suite 4800
Chicago, IL 60606.........................         315,089       14.7%




Cowen & Company (iii)

Financial Square
New York, New York 10005-3597.............         183,100        8.5%


Edwin Jacobson (iv)

330 North Jefferson Court, Suite 305
Chicago, Illinois 60661...................         138,000        6.4%


GEM Value Fund, L.P. (vi)


900 North Michigan Avenue, Suite 1900
Chicago, IL 60611..........................        150,596        7.0%



(i)   Nature of ownership is direct, except as otherwise indicated herein.

(ii) Based on Amendment No. 3 to Schedule 13G, filed on February 3, 1995, Lehman Brothers Holdings Inc., through its subsidiary, Lehman Brothers Inc., a registered broker/dealer, has sole voting and dispositive power with respect to such Units.

(iii) Based on Amendment No. 2 to Schedule 13G, filed on February 12, 1998, Cowen & Company, a registered broker/dealer and investment adviser, Cowen Incorporated and Joseph Cohen have shared voting power of 132,900 Units, and shared dispositive power of 183,100 Units.

(iv) Included in the table are 8,000 units held by Mr. Jacobson's wife as to which Mr. Jacobson shares voting and dispositive power.

(v) Based on Form 4 filed on June 9, 2000, Waveland Partners, L.P., Waveland Capital Management, L.P., Clincher Capital Corporation, Waveland Capital Management, L.L.C., Waveland Partners, Ltd. and Waveland International, Ltd. share voting and dispositive power with respect to such Units.

(vi) Based on Amendment No. 1 to Schedule 13D, filed on December 20, 1999, GEM Value Fund, L.P. a private investment partnership, and GEM Value Partners LLC, its General Partner, have shared voting and dispositive power with respect to such units.

Security Ownership of Management

Set forth below is certain information concerning the beneficial ownership of Units by each current director of HTI, the General Partner of Heartland, by each named executive officer of CMC and by all directors and executive officers of HTI and all executive officers of CMC as a group, as of March 21, 2001:


             Name of Beneficial
             Owner and Number of              Number of
             Persons in Group (i)            Units Owned   Percent
---------------------------------            -----------   -------



Lawrence S. Adelson                                  ---       ---%
Richard P. Brandstatter                              ---       ---%
Robert S. Davis                                      ---       ---%
Edwin Jacobson (ii)                              138,000       6.4%
Gordon H. Newman                                     ---       ---%
Susan Tjarksen Roussos                               ---       ---%
John R. Torell III                                   ---       ---%
Ezra K. Zilkha (iii)                              97,000       4.5%

All directors and executive
officers as a group (8 persons)                  235,650      11.0%





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

Item 12.    Certain Relationships and Related Transactions

CMC has a management agreement with HTI, pursuant to which CMC is required to pay HTI an annual management fee in the amount of $425,000. On October 19, 2000, this management agreement was extended from June 26, 2000 to June 27, 2005. In February, 1998, CMC paid HTI the $425,000 1997 deferred management fee.$142,000 of the 1998 management fee was paid in 1999. In 1999, the balance of the 1998 fee of $283,000 fee was paid as well as 100% of the 1999 fee. The management fee for the year 2000 of $425,000 was credited against amounts owed CMC.

Under a management services agreement, HTI reimburses Heartland for reasonable and necessary costs and expenses for services totaling $410,000 for the year ended December 31, 2000, $368,000 for the year ended December 31, 1999, and $300,000 for the year ended December 31, 1998. Heartland also makes cash advances to HTI. HTI owes CMC $4,581,000 as of December 31, 2000 and $1,093,000 as of December 31, 1999 related to these expenses and cash advances. Included in this amount owed CMC is $294,000 and $56,000 of interest accrued on outstanding amounts owed during the years 2000 and 1999, respectively. Interest was computed using the prime rate plus 2 1/4% (11.75% at December 29, 2000). As collateral for the amount owed CMC, HTI Class B, LLC pledged, on December 14, 2000, to Heartland a senior lien and a senior security interest in the Heartland Class B Limited Partnership Interest owned by HTI Class B, LLC. On December 29, 2000, HTI executed a line of credit promissory note that is due on demand, payable to CMC in the amount of $6,000,000. At that time, HTI granted CMC a Series C Warrant that entitles CMC to purchase 320,000 shares at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. HTI has borrowed $4,581,000 against this line of credit at December 31, 2000. This $6,000,000 note bears interest at 13% on December 31, 2000.

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

                                   PART IV


Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this report:

1.Financial statements

The financial statements of Heartland Partners, L.P. are included in Part II,
Item 8:



REPORT OF INDEPENDENT AUDITORS......................................      16


CONSOLIDATED BALANCE SHEETS
   December 31, 2000 and 1999.......................................      17



CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
   For the Years Ended December 31, 2000, 1999, and 1998............      18



CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Years Ended December 31, 2000, 1999 and 1998.............      19




CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Years Ended December 31, 2000, 1999, and 1998............      20


Notes to Consolidated Financial Statements..........................      21


2. Financial statement schedules



VALUATION AND QUALIFYING ACCOUNTS...................................      37


REAL ESTATE AND ACCUMULATED DEPRECIATION............................      38


Attachment A to Schedule III........................................      39

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

10.19 Employment Agreement, dated December 20, 1999, between CMC Heartland Partners and Edwin Jacobson incorporated by reference to Exhibit 10.19 to Heartland's Annual Report Form 10-K for the year ended December 31, 1999.*

10.20 Construction Loan Agreement dated October 20, 1999 between CMC Heartland Partners III, LLC, a Delaware limited liability company and Bank One, Illinois, N.A., a national banking association incorporated by reference to Exhibit 10.20 to Heartland's Annual Report Form 10-K for the year ended December 31, 1999.

10.21 Third amendment to Amended and Restated Loan and Security Agreement dated November 18, 1999 among CMC Heartland Partners, and Heartland Partners, L.P. and LaSalle National Association, a national banking association incorporated by reference to Exhibit 10.21 to Heartland's Annual Report Form 10-K for the year ended December 31, 1999.

10.22 Construction Loan Agreement dated December 9, 1999 between CMC Heartland Partners VII, LLC, a Delaware limited liability company and Bank One, Illinois, N.A., a national banking association incorporated by reference to Exhibit 10.22 to Heartland's Annual Report Form 10-K for the year ended December 31, 1999.

10.23 Fourth Amendment to Amended and Restated Loan and Security Agreement dated March 20, 2000 among CMC Heartland Partners, and Heartland Partners, L.P. and LaSalle Bank National Association, a national banking association, incorporated by reference to Exhibit 10.23 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.24 Second Amendment to Construction Loan Agreement dated March 31, 2000 between CMC Heartland Partners I, Limited Partnership, a Delaware limited partnership and Bank One, Illinois, N.A., a national banking association, incorporated by reference to Exhibit 10.24 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.25 First Amendment to Employment Agreement, dated December 20, 1999, between CMC Heartland Partners and Edwin Jacobson, incorporated by reference to
      Exhibit 10.25 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*

10.26 CMC Heartland Partners Incentive Plan effective January 1, 2000, incorporated by reference to Exhibit 10.26 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.27 The Sales Incentive Plan effective January 1, 2000, incorporated by reference to Exhibit 10.27 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.28 Payoff letter dated June 29, 2000 to Near North National Title Corporation among CMC Heartland Partners and LaSalle Bank National Association, a national banking association, incorporated by reference to Exhibit 10.28 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.29 Payoff letter dated August 1, 2000 to Near North National Title Corporation among CMC Heartland Partners and LaSalle Bank National Association, a national banking association, incorporated by reference to
      Exhibit 10.29 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.30 LaSalle Bank National Association loans to CMC Heartland Partners, Heartland Partners, L.P. and CMC Heartland Partners, IV increase in Revolving Credit Commitment letter dated October 15, 2000, incorporated by reference to Exhibit 10.30 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.31 Promissory Note dated October 17, 2000 between CMC Heartland Partners and Edwin Jacobson for $375,000, incorporated by reference to Exhibit 10.31 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.32 Second Amendment to Edwin Jacobson December 20, 1999 Employment Agreement dated October 17, 2000, incorporated by reference to Exhibit 10.32 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.*

10.33 Amendment Agreement to Management Agreement between CMC Heartland Partners and Heartland Technology, Inc. dated October 19, 2000, incorporated by reference to Exhibit 10.33 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.34 The Second Amendment of Mortgage and Amendment to Loan Agreement, Note and Other Loan Documents dated December 1, 2000, by and between CMC Heartland Partners I, Limited Partnership and Bank One, Illinois, N.A. (filed herewith).

10.35 First Amendment of Construction Loan Agreement, Note, Deed of Trust and Other Loan Documents dated December 8, 2000 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A. (filed herewith).

10.36 Promissory Note dated December 12, 2000 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A. (filed herewith).

10.37 Purchase and Sale Agreement dated December 12, 2000 between CMC Heartland Partners VII, LLC and Longleaf Associates Limited Partnership (filed herewith).

10.38 Line of Credit Promissory Note dated December 29, 2000 between Heartland Technology, Inc. (Borrower) and CMC Heartland Partners (Payee) (filed herewith).

10.39 Series C Warrant exercisable on or before February 16, 2006 issued to Heartland Partners, LP by Heartland Technology, Inc. on February 16, 2001
      (filed herewith).

10.40 Fifth Amendment to Amendment Restated Loan and Security Agreement dated December 31, 2000 between CMC Heartland Partners, Heartland Partners, LP and CMC Heartland Partners IV, LLC and LaSalle Bank National Association (filed herewith).

10.41 Second Amendment of Construction Loan Agreement, Mortgage, Notes, and Other Loan Documents dated February 23, 2001 between CMC Heartland Partners III, LLC and Bank One, Illinois, N.A. (filed herewith).

10.42 The Senior Security Agreement dated December 14,2000 between HTI Class B, LLC, Heartland Technology, Inc. and Heartland Partners, L.P. and CMC Heartland Partners (filed herewith).

10.43 The Control Agreement dated December 14, 2000 between Heartland Partners, L.P. and HTI Class B, LLC and CMC Heartland Partners (filed herewith).

10.44 Line of Credit Promissory Note dated December 14, 2000 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (collectively, the payee) (filed herewith).

10.45 The Lien Subordination and Inter-Creditor Agreement between CMC Heartland Partners and Heartland Partners, L.P. and PG Oldco, Inc. and Heartland Technology, Inc. (filed herewith).

10.46 The Control Agreement dated December 18, 2000 between Heartland Partners, L.P. and HTI Class B, LLC and PG Oldco, Inc. (filed herewith).

10.47 The Subordinated Security Agreement dated December 18, 2000 between HTI Class B, LLC and Heartland Technology, Inc. and PG Oldco, Inc. (filed herewith).

21    Subsidiaries of Heartland Partners, L.P (filed herewith).


* Management contract required to be filed as an exhibit pursuant to item 14(c).

(b) Reports on Form 8-K

No reports were filed by Heartland with the Securities and Exchange Commission during the last quarter of 2000

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

                                           By /s/Richard P. Brandstatter
                                           ------------------------------
                                              Richard P. Brandstatter
                                       Vice President-Finance, Treasurer and
                                        Secretary of Heartland Technology,
                                          Inc., General Partner (Principal
                                         Financial and Accounting Officer)

Date: April 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


      /s/ Robert S. Davis                        /s/ Edwin Jacobson
      -------------------                       -------------------
        Robert S. Davis                           Edwin Jacobson
(Director of Heartland Technology,Inc.) (Director of Heartland Technology, Inc.)
         April 2, 2001                           April 2, 2001

     /s/ Gordon H. Newman                       /s/ Ezra K. Zilkha
     --------------------                       ------------------
       Gordon H. Newman                           Ezra K. Zilkha
(Director of Heartland Technology,Inc.) (Director of Heartland Technology, Inc.)
        April 2, 2001                            April 2, 2001

     /s/ John R. Torell III
     ----------------------
       John R. Torell III
 (Director of Heartland Technology, Inc.)
         April 2, 2001

                           HEARTLAND PARTNERS, L.P.

                               INDEX TO EXHIBITS


 Exhibit
 Number  Description
 ------- -----------
 3.1     Certificate of Limited Partnership,  dated as of October
         4, 1988, Incorporated by reference to Exhibit 3.1 to Heartland's Current Report On Form 8-K dated January 5, 1998.

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

10.3     Amended  and  Restated  Partnership   Agreement  of  CMC
         Heartland Partners, dated as of June 27, 1990, between Heartland Partners, L.P. and Milwaukee Land Company,incorporated by reference to Exhibit 10.3 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1990.

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

10.19 Employment Agreement, dated December 20, 1999, between CMC Heartland Partners and Edwin Jacobson incorporated by reference to Exhibit 10.19 to Heartland's Annual Report Form 10-K for the year ended December 31, 1999.

10.20 Construction Loan Agreement dated October 20, 1999 between CMC Heartland Partners III, LLC, a Delaware limited liability company and Bank One, Illinois, N.A., a national banking association incorporated by reference to Exhibit 10.20 to Heartland's Annual Report Form 10-K for the year ended December 31, 1999.

10.21 Third amendment to Amended and Restated Loan and Security Agreement dated November 18, 1999 among CMC Heartland
         Partners, and Heartland Partners, L.P. and LaSalle
         National Association, a national banking association incorporated by reference to Exhibit 10.21 to Heartland's Annual
         Report Form 10-K for the year ended December 31, 1999.

10.22 Construction Loan Agreement dated December 9, 1999 between CMC Heartland Partners VII, LLC, a Delaware limited liability company and Bank One, Illinois, N.A., a national banking association incorporated by reference to Exhibit 10.22 to Heartland's Annual Report Form 10-K for the year ended December 31, 1999.

10.23 Fourth Amendment to Amended and Restated Loan and Security Agreement dated March 20, 2000 among CMC Heartland Partners, and Heartland Partners, L.P. and LaSalle Bank National Association, a national banking association, incorporated by reference to Exhibit 10.23 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.24 Second Amendment to Construction Loan Agreement dated March 31, 2000 between CMC Heartland Partners I, Limited Partnership, a Delaware limited partnership and Bank One, Illinois, N.A., a national banking association, incorporated by reference to Exhibit 10.24 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.25   First Amendment to Employment Agreement, dated December
        20, 1999, between CMC Heartland Partners and Edwin
        Jacobson, incorporated by reference to Exhibit 10.25 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*

10.26    CMC Heartland Partners Incentive Plan effective January
         1, 2000, incorporated by reference to Exhibit 10.26 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.27 The Sales Incentive Plan effective January 1, 2000, incorporated by reference to Exhibit 10.27 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.28 Payoff letter dated June 29, 2000 to Near North National Title Corporation among CMC Heartland Partners and LaSalle Bank National Association, a national banking association, incorporated by reference to Exhibit 10.28 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.29 Payoff letter dated August 1, 2000 to Near North National Title Corporation among CMC Heartland Partners and LaSalle Bank National Association, a national banking association, incorporated by reference to Exhibit 10.29 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.30 LaSalle Bank National Association loans to CMC Heartland Partners, Heartland Partners, L.P. and CMC Heartland Partners, IV increase in Revolving Credit Commitment letter dated October 15, 2000, incorporated by reference to Exhibit 10.30 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.31    Promissory Note dated October 17, 2000 between CMC
         Heartland Partners and Edwin Jacobson for $375,000, incorporated by reference to Exhibit 10.31 to Heartland's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 2000.

10.32 Second Amendment to Edwin Jacobson December 20, 1999 Employment Agreement dated October 17, 2000, incorporated by reference to Exhibit 10.32 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.*

10.33 Amendment Agreement to Management Agreement between CMC Heartland Partners and Heartland Technology, Inc. dated October 19, 2000, incorporated by reference to Exhibit
         10.33 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.34 The Second Amendment of Mortgage and Amendment to Loan Agreement, Note and Other Loan Documents dated December
         1, 2000, by and between CMC Heartland Partners I, Limited Partnership and Bank One, Illinois, N.A. (filed herewith).

10.35    First Amendment of Construction Loan Agreement, Note,
         Deed of Trust and Other Loan Documents dated December 8,
         2000 between CMC Heartland Partners VII, LLC and Bank
         One, Illinois, N.A. (filed herewith).

10.36    Promissory Note dated December 12, 2000 between CMC
         Heartland Partners VII, LLC and Bank One, Illinois, N.A.
         (filed herewith).

10.37 Purchase and Sale Agreement dated December 12, 2000 between CMC Heartland Partners VII, LLC and Longleaf
         Associates Limited Partnership (filed herewith).

10.38 Line of Credit Promissory Note dated December 29, 2000 between Heartland Technology, Inc. (Borrower) and CMC
         Heartland Partners (Payee) (filed herewith).

10.39    Series C Warrant exercisable on or before February 16,
         2006 issued to Heartland Partners, LP by Heartland
         Technology, Inc. on February 16, 2001 (filed herewith).

10.40 Fifth Amendment to Amendment Restated Loan and Security Agreement dated December 31, 2000 between CMC Heartland Partners, Heartland Partners, LP and CMC Heartland Partners IV, LLC and LaSalle Bank National Association (filed herewith).

10.41    Second Amendment of Construction Loan Agreement,
         Mortgage, Notes, and Other Loan Documents dated February
         23, 2001 between CMC Heartland Partners III, LLC and Bank One, Illinois, N.A. (filed herewith).

10.42 The Senior Security Agreement dated December 14,2000 between HTI Class B, LLC, Heartland Technology, Inc. and
         Heartland Partners, L.P. and CMC Heartland Partners
         (filed herewith).

10.43    The Control Agreement dated December 14, 2000 between
         Heartland Partners, L.P. and HTI Class B, LLC and CMC
         Heartland Partners (filed herewith).

10.44 Line of Credit Promissory Note dated December 14, 2000 between Heartland Technology, Inc. (borrower) and
         Heartland Partners, L.P. and CMC Heartland Partners
         (collectively, the payee) (filed herewith).

10.45 The Lien Subordination and Inter-Creditor Agreement between CMC Heartland Partners and Heartland Partners,
         L.P. and PG Oldco, Inc. and Heartland Technology, Inc.
         (filed herewith).

10.46    The Control Agreement dated December 18, 2000 between
         Heartland Partners, L.P. and HTI Class B, LLC and PG
         Oldco, Inc. (filed herewith).

10.47    The Subordinated Security Agreement dated December 18,
         2000 between HTI Class B, LLC and Heartland Technology,
         Inc. and PG Oldco, Inc. (filed herewith).

 21      Subsidiaries   of  Heartland   Partners,   L.P.   (filed
         herewith).