Form 10-Q
period 2001-03-31
HEARTLAND PARTNERS L P
filed 2001-05-15
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended              March 31, 2001
                                    --------------------------------------------
                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                   to
                                    -------------------   ----------------------

Commission File Number: 1-10520


                            HEARTLAND PARTNERS, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                    36-3606475
--------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)


330 North Jefferson Court,Chicago,Illinois                       60661
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
                       Yes     X      No
                          ----------    ----------

                      HEARTLAND PARTNERS, L.P.
                          March 31, 2001



                               INDEX

PART I.  FINANCIAL INFORMATION


Item 1     Financial Statements

                 Consolidated Balance Sheets......................3

                 Consolidated Statements of Operations............4

                 Consolidated Statements of Cash Flows............5

                 Notes to Consolidated Financial Statements.......6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................13

Item 3     Quantitative and Qualitative Disclosure About Market
           Risk................................................. 21

PART II.  OTHER INFORMATION


Item 1     Legal Proceedings.....................................22

Item 6     Exhibits and Reports on Form 8-K......................25

                 Signatures......................................26

                              PART I

                       FINANCIAL INFORMATION

                   ITEM 1. FINANCIAL STATEMENTS

                     HEARTLAND PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
               MARCH 31, 2001 AND DECEMBER 31, 2000
                      (amounts in thousands)

                                              March 31,      December 31,
                                                   2001              2000
                                            (Unaudited)         (Audited)
                                           ------------      ------------
Assets:
Cash                                       $      3,670      $        150
Restricted cash                                   2,670             2,699
Accounts receivable(net)                            601               582
Due from affiliate                                5,961             4,581
Prepaid and other assets                            272               279
Investment in joint venture                         467               377
                                           ------------      ------------
Total                                            13,641             8,668
                                           ------------      ------------

Property:
Land, buildings and other                  $      2,690      $      2,683
   Less accumulated depreciation                    162               137
                                           ------------      ------------
Net land, buildings and other                     2,528             2,546
Land held for sale                                  733               740
Housing inventories                              18,050            20,354
Land held for development                         5,198             5,497
Capitalized predevelopment costs                  9,230             9,779
                                           ------------      ------------
Net properties                                   35,739            38,916
                                           ------------      ------------

Total Assets                               $     49,380      $     47,584
                                           ============      ============

Liabilities:
Notes payable                              $     14,587      $     14,675
Accounts payable and
   accrued expenses                               7,639             7,267
Accrued real estate taxes                           651               776
Allowance for claims and liabilities              4,456             4,478
Unearned rents and deferred income                1,606             1,632
Other liabilities                                 2,751             3,260
                                           ------------      ------------
Total Liabilities                          $     31,690            32,088
                                           ------------      ------------

Partners' Capital:
General Partner                            $         49      $         27
Class A Limited Partners - 2,142 units
   authorized, issued and outstanding             8,067             5,906
Class B Limited Partner                           9,574             9,563
                                           ------------      ------------
Total Partners' Capital                          17,690            15,496
                                           ------------      ------------

Total Liabilities and Partners' Capital    $     49,380      $     47,584
                                           ============      ============





          See accompanying notes to consolidated financial statements

                     HEARTLAND PARTNERS, L. P.
               CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE QUARTERS ENDED
                      MARCH 31, 2001 AND 2000
            (amounts in thousands except per unit data)
                            (Unaudited)



                                              Quarter Ended
                                                March 31,
                                            2001          2000
                                         ----------    ----------
Income:
Property sales                           $   10,210    $    2,650
Less: Cost of property sales                  7,003         2,594
                                         ----------    ----------

Gross profit on property sales                3,207            56
                                         ----------    ----------

Operating Expenses:
Selling expenses                                979           587
General and Administrative expenses             523           534
Real estate taxes                                24            22
Environmental expenses                           19            77
                                         ----------    ----------

Total operating expenses                      1,545         1,220
                                         ----------    ----------

Net operating income (loss)                   1,662        (1,164)

Other Income and (Expenses):
Portfolio income                                370            54
Rental income                                    91           158
Other income                                    202            80
Depreciation                                    (25)          (47)
Management fee                                 (106)            0
                                         ----------    ----------

Total other income                              532           245
                                         ----------    ----------

Net income (loss)                        $    2,194    $     (919)
                                         ==========    ==========

Net income (loss) allocated to
  General Partner                        $       22    $        0
                                         ==========    ==========
Net income (loss) allocated to
  Class B Limited Partner                $       11    $     (919)
                                         ==========    ==========
Net income (loss) allocated to
  Class A Limited Partner                $    2,161    $        0
                                         ==========    ==========
Net income (loss) per Class A
  Limited Partnership Unit               $     1.01    $        0
                                         ==========    ==========


          See accompanying notes to consolidated financial statements

                     HEARTLAND PARTNERS, L. P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                       (amounts in thousands)
                            (Unaudited)



                                                           March 31,    March 31,
                                                                2001         2000
                                                          ----------    ----------
Cash Flow from Operating Activities:
Net income (loss)                                         $    2,194    $     (919)
Adjustments reconciling net income (loss)
  to net cash from operating activities:
Equity from earnings in investment in joint venture              (90)          (30)
Depreciation                                                      25            47
Net change in allowance for claims and liabilities               (22)           47
Increase in accounts receivable                                  (19)          (39)
Increase in due from affiliate                                (1,380)         (440)
Decrease (increase) in housing
  inventories, net                                             2,304        (5,662)
Decrease in land held for sale                                     7             5
Decrease in land held for development                            299             0
Decrease (increase) in capitalized
  predevelopment costs                                           549          (482)
Increase (decrease) in accounts payable and
  accrued expenses                                               372          (680)
Net change in other assets and liabilities                      (653)          385
                                                          ----------    ----------

Net cash provided by (used in) operating activities            3,586        (7,768)
                                                          ----------    ----------

Cash Flow from Investing Activities:
Additions to  land, buildings and other                           (7)          (36)
                                                          ----------    ----------

Net cash used in investing activities                             (7)          (36)
                                                          ----------    ----------

Cash Flow from Financing Activities:
(Repayments) advances on notes payable, net                      (88)        7,959
Decrease (increase) in restricted cash                            29          (242)
                                                          ----------    ----------

Net cash (used in) provided by financing activities              (59)        7,717
                                                          ----------    ----------

Increase (decrease) in cash                                    3,520           (87)

Cash at beginning of the period                                  150           230
                                                          ----------    ----------

Cash at end of the period                                 $    3,670    $      143
                                                          ==========    ==========


          See accompanying notes to consolidated financial statements

                     HEARTLAND PARTNERS, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2001
                            (Unaudited)



These unaudited Consolidated Financial Statements of Heartland Partners, L.P., a Delaware Limited Partnership, and its subsidiaries (collectively, "Heartland" or the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K (the "2000 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2000 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect in the opinion of management all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

1. Summary of Significant Accounting Policies

Consolidation

Heartland was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI is the general partner of Heartland (in such capacity, the "General Partner"). In July, 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland, formed CMC Heartland Partners I, Limited Partnership ("CMCLP"), a Delaware limited partnership, to undertake a planned housing development in Rosemount, Minnesota ("Bloomfield or Rosemount"). CMC has a 100%
membership interest in CMC Heartland Partners I ("CMCI"), CMC Heartland Partners II ("CMCII"), CMC Heartland Partners III ("CMCIII"), CMC Heartland Partners IV ("CMCIV"), CMC Heartland Partners V ("CMCV"), CMC Heartland Partners VI ("CMCVI"), CMC Heartland Partners VII ("CMCVII") and CMC Heartland Partners VIII ("CMCVIII"). CMCI has been formed to develop a portion of the Kinzie Station property ("Kinzie Station Phase II") in Chicago, IL. CMCII was formed to participate in the Goose Island Industrial Park joint venture in Chicago, Illinois. CMCIII was formed in 1997 to develop a portion of the Kinzie Station property ("Kinzie Station Phase I") in Chicago, IL. CMCIV was formed in 1998 and is developing approximately 177 acres in Fife, Washington. CMCV was formed in 1996 to acquire finished lots, sell and construct homes in Osprey Cove ("Osprey"), a master-planned residential community in St. Marys, GA. CMCVII was formed in 1998 to acquire lots and engage in sales, marketing and construction of homes in the Longleaf Country Club, Southern Pines, NC ("Southern Pines or Longleaf"). CMCVI and CMCVIII were formed at various times to acquire and hold future acquisitions. CMC also owns 100% of the common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sales agent in the St. Marys, Southern Pines and Kinzie Station developments. LCL is also the general contractor in the St. Marys development. CMC owns 100% of the stock of Lifestyle Construction Company, Inc. ("LCC") which serves as the general contractor in North Carolina. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCLP, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCL and LCC. The consolidated financial statements include the accounts of Heartland. All intercompany transactions have been eliminated in consolidation.

                     HEARTLAND PARTNERS, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2001
                            (Unaudited)

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

Segment Reporting

The Company has two primary reportable business segments, which consist of land sales and property development (See Note 5 to the Consolidated Financial Statements).

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

                     HEARTLAND PARTNERS, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2001
                            (Unaudited)

Housing inventories consisted of the following at March 31, 2001
(amounts in thousands):


      Land under development..........   $   4,920

      Direct construction costs.......       8,730

      Capitalized project costs.......       4,400
                                         ---------
                                         $  18,050
                                         =========

In December, 1999, Heartland decided to cease building operations in Osprey Cove. The homes and lots are being sold in the ordinary course of business.

2.  Contingencies

At March 31, 2001, Heartland's allowance for claims and liabilities was approximately $4.5 million of which $0.4 million was for the resolution of non-environmental claims and $4.1 million was for environmental matters. Significant legal proceedings and contingencies are discussed in the 2000 Form 10-K. During the second quarter of 1999 and again on February 20, 2001, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma in which the Port of Tacoma released all claims against the Company and the Company agreed either to (a) pay $1.1 million on or before December 31, 2001, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date.

On December 2, 2000, the Redevelopment Authority of the City of Milwaukee ("RACM") filed suit in Milwaukee County Circuit Court to obtain access to appraise, survey and conduct environmental and geo-technical investigations on certain property owned by the Company adjacent to the Milwaukee Brewers baseball stadium in furtherance of RACM's future acquisition of the property by condemnation. Heartland has vigorously opposed certain elements of RACM's request for access and right to proceed. Management is not able to express an opinion at this time as to the merits of this action.

                     HEARTLAND PARTNERS, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2001
                            (Unaudited)

3.  Notes Payable

Heartland has a line of credit agreement in the amount of $9.6 million with LaSalle National Bank ("LNB"), pursuant to which Heartland granted LNB a first lien on certain parcels of land in Chicago, Illinois, Milwaukee, Wisconsin and Fife, Washington
which had a carrying value of $12,283,000 and $11,328,000 as of March 31, 2001 and December 31, 2000, respectively. The Company has also pledged as collateral its interest in the Goose Island Joint Venture which has a carrying value of $467,000 and $377,000 at March 31, 2001 and December 31, 2000, respectively. Also, pursuant to the line of credit agreement, Heartland has pledged cash in the amount of $1,150,000 as an interest reserve. The maturity date of the line of credit was March 31, 2001. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (9.5% at March 31, 2001). At March 31, 2001 and
December 31, 2000,  $9,600,000 and  $9,000,000,  respectively,  had been advanced to the Company by LNB against the line of credit. The Company is currently in negotiations with LNB to extend the maturity date of the revolving line of credit. While the Company has no reason to believe the extension of the credit facility will not be approved by LNB, there can be no assurance the contemplated extension will be given. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

At Osprey Cove in St. Marys, Georgia, the First National Bank of St. Marys ("FNB") in Georgia has made two loans on two inventory homes of $170,000 and $235,000 to the Company. The carrying value of the two homes is approximately $531,000 at March 31, 2001. The loans mature on October 12, 2001 and January 5, 2002, respectively. The loans bear interest at the London Interbank Offering Rate plus 3.35% and 3.85%, respectively (8.2% and 8.7% at March 31, 2001). At March 31, 2001, $405,000 had been advanced to Heartland on the two loans.

As of December 8, 2000, Heartland has an agreement for a $3,000,000 revolving line of credit for the construction of homes in its Longleaf community located in Southern Pines, NC with Bank One of Illinois ("Bank One"). Also, on December 8, 2000, Heartland borrowed $250,000 from Bank One to purchase the remaining lots owned by the developer of Longleaf. The carrying value of the collateral for these two loans at March 31, 2001 and December 31, 2000, is $3,277,000 and $3,577,000, respectively.
The line of credit and the $250,000 loan mature April 12, 2001 and bear interest at the prime rate (8.0% at March 31, 2001). At March 31, 2001 and December 31, 2000, $1,582,000 and $1,383,000,
respectively, had been advanced by Bank One to Heartland on these two loans. The Company is currently in negotiations with Bank One to extend the maturity date of the line of credit and the $250,000 loan. While the Company has no reason to believe the extension of the credit facility will not be approved by Bank One, there can be no assurance the contemplated extension will be given. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000, which remains outstanding at March 31, 2001, and changed the maturity date of the loan to February 23, 2002. The loan bears interest at the prime rate (8.0% at March 31, 2001).

                     HEARTLAND PARTNERS, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2001
                            (Unaudited)

4. Related Party Transactions

Heartland has a management agreement with Heartland Technology, Inc. ("HTI") pursuant to which Heartland is required to pay HTI an annual management fee in the amount of $425,000 until June 27, 2005. The management fee for the first quarter of 2001 of $106,000 has been accrued as an expense and was credited against amounts owed the Company by HTI.

Under a management services agreement, HTI reimburses Heartland for reasonable and necessary costs and expenses for services. These totaled $248,000 for the three months ended March 31, 2001. Heartland also makes cash advances to HTI. HTI owed the Company $5,961,000 and $4,581,000 as of March 31, 2001 and December 31,
2000, respectively, related to these expenses and cash advances. On December 29, 2000, HTI executed a line of credit promissory note that is due on demand, payable to Heartland in the amount of $6,000,000. At that time, HTI granted the Company a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. This $6,000,000 line of credit promissory note bears interest at 13% on March 31, 2001.

                     HEARTLAND PARTNERS, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2001
                            (Unaudited)

5. Reportable Segments

The following table sets forth the reconciliation of net income for Heartland's reportable segments for the quarters ended March 31, 2001, and 2000 (See Note 1 to the Consolidated Financial Statements).


                                                               Property
                                      Land Sales (1)          Development (2)         Corporate (3)            Consolidated
(amounts in thousands)                Quarter Ended          Quarter Ended           Quarter Ended            Quarter Ended
                                        March 31,               March 31,               March 31,                March 31,
Income:                             2001        2000        2001        2000        2001        2000        2001        2000
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Property Sales                   $     341   $      60   $   9,869   $   2,590  $        0   $       0  $   10,210   $   2,650
Less: Cost of property sales            18           9       6,985       2,585           0           0       7,003       2,594
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Gross profit on property sales         323          51       2,884           5           0           0       3,207          56
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Operating expenses
Selling expenses                       226         189         753         398           0           0         979         587
General and administrative               0           0           0          60         523         474         523         534
Real estate taxes                        6           0          18          22           0           0          24          22
Environmental expenses                  19          48           0          29           0           0          19          77
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Total operating expenses               251         237         771         509         523         474       1,545       1,220
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Net operating income (loss)             72        (186)      2,113        (504)       (523)       (474)      1,662      (1,164)

Other Income and (Expense):
Portfolio income                         0           0           0           0         370          54         370          54
Rental income                           91         158           0           0           0           0          91         158
Other Income                             0           0         202          80           0           0         202          80
Depreciation                             0           0          (8)        (22)        (17)        (25)        (25)        (47)
Management fee                           0           0           0           0        (106)          0        (106)          0
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Total other income                      91         158         194          58         247          29         532         245
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Net income (loss)                $     163   $     (28)  $   2,307   $    (446) $     (276)  $    (445)  $   2,194   $    (919)
                                 =========   =========   =========   =========   =========   =========   =========   =========

Properties, net of
accumulated depreciation         $     733   $     761   $  34,555   $  55,857  $      451   $     261   $  35,739   $  56,879
                                 =========   =========   =========   =========   =========   =========   =========   =========

Total assets                     $   1,334   $   1,173   $  40,484   $  60,012  $    7,562   $   2,944   $  49,380   $  64,129
                                 =========   =========   =========   =========   =========   =========   =========   =========


                     HEARTLAND PARTNERS, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2001
                            (Unaudited)

(1) The Land Sales business segment consists of approximately 14,208 acres of land located throughout 12 states for sale as of March 31, 2001, and the related rentals, sales and marketing and general and administrative expenses.

(2) The Property Development business segment consists of the approximately 662 acres representing 14 sites that Heartland is in the process of developing or homebuilding communities in which Heartland is currently acquiring finished lots, selling and building homes. The related selling and operating expenses are also reported for this business segment.

(3) The Corporate level consists of portfolio income from investments, salaries and general and administrative expenses for the employees and occupied commercial space at Kinzie Station Phase I located in Chicago, Illinois.

6. Employee Compensation Arrangements

The President and Chief Executive Officer of the Company will receive commencing January 1, 2000 and continuing thereafter during the time he is employed incentive payments equal to 1/2% of the net proceeds from sales of certain real estate after deducting any debt obligations, closing costs and any real estate brokers commission. For the three months ended March 31, 2001, $14,000 has been earned under this plan. No payments have been made as of March 31, 2001. On October 18, 2000, the President and Chief Executive Officer of Heartland borrowed $375,000 from the Company, which remains outstanding at March 31, 2001 and is included as part of accounts receivable at March 31, 2001. The note is due October 17, 2005, and interest is payable quarterly at the rate of 11% per year. On October 17, 2000, an amendment to the employment agreement authorizes the Company to deduct from any incentive payment made to him 40% of that payment and apply it to his outstanding note due to the Company.

Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan shall be computed by multiplying the following percentages (3% for the years 2000 and 2001, 2 % for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. The aggregate benefits payable under the Sales Plan shall be computed by multiplying 3% for the years 2000 and 2001 by the net proceeds from the sale of certain real estate during those years. For the three months ended March 31, 2001, $91,000 had been earned under the plans. No payments to the officers have been made as of March 31, 2001.

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001


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

Liquidity and Capital Resources

Cash flow from operating activities has been derived primarily from proceeds of property sales. Cash was $6,340,000 (including $2,670,000 of restricted cash) at March 31, 2001, and $2,849,000
(including $2,699,000 of restricted cash) at December 31, 2000.

Net cash provided by operating activities was $3,586,000 in the first three months of 2001, compared to $7,768,000 used in operating activities in the first three months of 2000. The increase in net cash provided by operating activities between the quarters of $11,354,000 is mainly attributable to the increase of housing inventories in the first quarter of 2000 relating to the development of Kinzie Station Phase I and other homebuilding activities. During the first quarter of 2001, the Company's housing inventories decreased primarily as a result of the closing of sold units in Kinzie Station Phase I.

Development Property

At March 31, 2001, property designated for development consisted of 14 sites comprising approximately 662 acres. The book value of this land is $5,198,000 or an average of $7,900 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell. Heartland's objective for these properties is to maximize unitholder value over a period of years.

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001

Kinzie Station Phase I

Heartland has a 3.88 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 residential units on this 3.88 acre site was received in 1997. On March 28, 2001, zoning approval to increase the total number of residential units from 381 to 442 units was received from the City of Chicago. The first phase of this site, Kinzie Station Phase I, is situated on 1.23 acres. The construction of Kinzie Station Phase I started on October 1, 1998. The Company has closed 140 Tower units and 16 Plaza units during the period May 1, 2000 to March 31, 2001.

                        Kinzie Station
                           Phase I
                         Unit Detail
                     As of March 31, 2001

                             Total Number   Sale Contracts
                               of  Units        To-Date
                            --------------  --------------

    Tower Building                     163             146
    Plaza                               24              17
    Townhomes                            5               3
                            --------------  --------------
        Total                          192             166
                            ==============  ==============

In addition to the 3.88 acre site, the Company owns approximately
9 acres of land and 4 acres of air rights adjacent to Kinzie
Station. This acreage is currently zoned for industrial and manufacturing uses.


On October 20, 1999, the Company executed loan documents with Bank One of Illinois ("Bank One") for a loan of $5,250,000 to construct the Kinzie Station Plaza building. On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000, which remains outstanding at March 31, 2001, and changed the maturity date of the loan to February 23, 2002. The loan bears interest at the prime rate (8.0% at March 31, 2001).

Kinzie Station Phase II

Heartland  has a 2.65  acre  site in the City of  Chicago  known as
Kinzie Station Phase II. On approximately 1.45 acres, the Company expects to construct 250 residential units with the remaining 1.2 acres available for future commercial development. The Company has entered into a contract, subject to various contingencies, to sell the 1.2 acre commercial property to a developer for $2,937,000. As described above in the Kinzie Station Phase I section, zoning approval was received March 28, 2001.

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001



                        Kinzie Station
                           Phase II
                         Unit Detail
                     As of March 31, 2001

                                            Total Number
                                                of Units
                                            ------------

    Tower Building                                   242
    Townhomes                                          8
                                            ------------
        Total                                        250
                                            ============

As of March 31, 2001, the Company has pre-sold 25 Tower units for a total sales volume of approximately $7,100,000.

Osprey Cove

Included in the aforementioned 662 acres are approximately 5 acres consisting of 16 lots purchased for $614,000 or an average of $38,400 per lot at Osprey Cove in St. Marys, GA. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities, which includes a recreational complex, lakes, a boat dock and a boat launch. In December, 1999, the Company decided to cease operations at Osprey Cove. As of March 31, 2001, 53 contracts have closed in Osprey; 2 in 2001, 16 in 2000, 20 in 1999, 13 in 1998 and 2 in 1997.

It is anticipated that the 2 completed inventory homes will be sold and closed during the year 2001. The 14 lots owned by Heartland are being marketed and will be sold and closed in the ordinary course of business. It is anticipated it may take to the end of the year 2002 to sell all the lots.


                         Osprey Cove
                    Unit Inventory Detail
                     As of March 31, 2001



    Inventory homes                                    2
    Lots owned-sold                                    4
    Lots owned-inventory                              10
                                            ------------
              Total unit inventory                    16
                                            ============

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001

At Osprey Cove in St. Marys, Georgia, the First National Bank of St. Marys ("FNB") in Georgia has made two loans on two inventory homes of $170,000 and $235,000 to the Company. The loans mature on October 12, 2001 and January 5, 2002, respectively. The loans bear interest at the London Interbank Offering Rate plus 3.35% and 3.85%, respectively (8.2% and 8.7% at March 31, 2001). At March 31, 2001, $405,000 had been advanced to Heartland on the two loans.

Longleaf

At March 31, 2001, the Company owns 211 lots in its Longleaf community located in Southern Pines, North Carolina. These 211 lots were purchased for $2,246,000, an average of $10,600 per lot.

In Longleaf, the Company has closed 2 homes in 2001, 15 homes in 2000 and 13 homes in 1999. When the Company assumed day to day operations of Longleaf in April, 1998, there were a number of homes under construction which were owned by the developer, as well as resale homes, on the market. As of March 31, 2001, the Company has sold 34 homes and 4 lots for these owners since April 1, 1998.


                           Longleaf
                    Unit Inventory Detail
                     As of March 31, 2001


    Model homes                                        2
    Sold homes under construction                      1
    Inventory homes under construction                 7
    Lots owned                                       201
                                            ------------
                  Total unit inventory               211
                                            ============

As of December 8, 2000, Heartland has an agreement for a $3,000,000 revolving line of credit for the construction of homes in Longleaf with Bank One. Also, on December 8, 2000, Heartland borrowed $250,000 to purchase the remaining lots owned by the developer of Longleaf. The revolving line of credit and $250,000 loan mature April 12, 2001 and bear interest at the prime rate (8.0% at March 31, 2001). At March 31, 2001, $1,582,000 had been advanced by Bank One to Heartland on these two loans. The Company is currently in negotiations with Bank One to extend the maturity date of the line of credit and the $250,000 loan. While the Company has no reason to believe the extension of the credit facility will not be approved by Bank One, there can be no assurance the contemplated extension will be given. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001

Bloomfield

Heartland owns 122 acres of undeveloped acreage in Rosemount, Minnesota. The development is known as Bloomfield. On October 3, 2000, Centex Homes executed a sale contract that included an option to purchase these 122 acres. An amendment to this sale contact executed on March 30, 2001, extended the date to exercise the option from January 15, 2001 to May 15, 2001.

Bozeman, Montana

Heartland has entered into an option to purchase contract to sell its 14-acre property in Bozeman, Montana to the Bozeman Public Library for $2.25 million.

Other Development Activities

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of March 31, 2001, the buildings had been built and leases had been signed for all of the 265,000 square feet.

On December 1, 1999, the Fife property was annexed to the City of Fife, Washington. A Local Improvement District (LID) has been approved in order to support the improvement and extension of sewers and sewer capacity for the site. The city of Fife has zoned the property for residential usage. Heartland has prepared and submitted the Environmental Impact Statement ("EIS") and the preliminary site plan for the site to the City for acceptance and approval. The Company expects the EIS to be accepted during the third quarter of 2001 and the site plan to be approved during the second quarter of the year 2001.

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

Heartland's current inventory of land held for sale consists of 14,208 acres located throughout 12 states. The book value of this inventory is approximately $733,000. The majority of the land is former railroad rights-of-way, long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites located in small rural communities or outlying mid-cities are leased to third parties for agricultural, industrial, retail and residential use. These properties may be improved with the lessee's structures and include grain elevators, storage sheds, parking lots and small retail service facilities.

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001

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

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $4.1 million at March 31, 2001 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

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

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001

While the timing of the payment in respect of environmental claims has not significantly adversely affected the Company's cash flow or liquidity in the past, management is not able to reasonably anticipate whether future payments may or may not have a significant adverse effect in the future.

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. As of March 31, 2001, the Company had a line of credit with LaSalle National Bank ("LNB") in the amount of $9.6 million. Cash in the amount of $1,150,000 is pledged as an interest reserve. The line of credit matured March 31, 2001. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (9.5% at March 31, 2001). At March 31, 2001, $9,600,000 had been advanced to the Company by LNB against the line of credit. The Company is currently in negotiations with LNB to extend the maturity date of the revolving line of credit. While the Company has no reason to believe the extension of the credit facility will not be approved by LNB, there can be no assurance the contemplated extension will be given. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

Results of Operations

Operations for the three months ended March 31, 2001, resulted in net income of $2,194,000. For the three months ended March 31, 2001, the income allocated to the Class A Limited Partners is $2,161,000 or $1.01 per Class A Unit. Operations for the three months ended March 31, 2000, resulted in a net (loss) of $(919,000). The loss was allocated 100% to the Class B Limited Partner.

For the three months ended March 31, 2000, no losses were allocated to the Class A Unitholders because the partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their capital account such net loss shall be allocated only among partners having positive balances in their capital account. However, the Class A Limited Partners Capital accounts have been restored to a positive balance and income in the first quarter of 2001 was allocated to the Class A Limited Partners according to their proper percentage.

The increase in net income for the first quarter of 2001 compared to the net loss in the first quarter of 2000 of $3,113,000 is due to the closing of 16 Tower and Plaza units at Kinzie Station Phase I producing gross revenues of $5,045,000 and the closing of the 113 acres in Bloomfield located in Rosemount, MN for $4,000,000.

Total operating expenses were $1,545,000 and $1,220,000 for the first quarter ending March 31, 2001, and 2000, respectively. The increase of $325,000 is primarily due to increased selling expenses of $392,000 related to the closing of the Kinzie Station Phase I units.

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001

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

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of March 31, 2001, Heartland's total consolidated indebtedness was $14,587,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at March 31, 2001 is $14,587,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate plus 0.00% to 1.5%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $36,000.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001


Item 3. Quantitative and Qualitative Disclosures about Market Risk

See  Management's  Discussion  and Analysis of Financial  Condition
and  Results  of   Operations:   Economic   and  Other   Conditions
Generally, Access to Financing and Interest Rate Sensitivity.

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001


                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

At March 31, 2001, Heartland's allowance for claims and liabilities was approximately $4.5 million. During the three months ended March 31, 2001, a decrease of approximately $22,000 in the provision was recorded in respect to environmental matters. Material legal matters are discussed below.

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

On October, 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified effective June, 1999 and February 20, 2001, in which the Port released all claims and the Company agreed either to (a) pay $1.1 million on or before December 31, 2001, plus interest from January 1, 1999, or
(b) to convey to the Port real property to be agreed upon at a later date. At March 31, 2001, Heartland's allowance for claims and liabilities for this site was $1,100,000.

The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001

Wheeler Pit, Janesville, Wisconsin

In November, 1995, the Company settled a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997.

Milwaukee, Wisconsin

On December 2, 2000, the Redevelopment Authority of the City of Milwaukee ("RACM") filed suit in Milwaukee County Circuit Court to obtain access to appraise, survey and conduct environmental and geo-technical investigations on certain property owned by the Company adjacent to the Milwaukee Brewers baseball stadium in furtherance of RACM's future acquisition of the property by condemnation. Heartland has vigorously opposed certain elements of RACM's request for access and right to proceed. Management is not able to express an opinion at this time as to the merits of this action.

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

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001

The Company has petroleum groundwater remediation projects or long term monitoring programs at Farmington, Minnesota, and Miles City, Montana.

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

In 1995, at a 5.95 acre parcel in Minneapolis, Minnesota, environmental sampling disclosed that the parcel was impacted by releases of regulated materials from the 1960s operations of a former lessee. The Company continues to investigate the environmental condition of the property on a voluntary basis under the direction of the Minnesota Department of Agriculture.

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

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.   Description
-----------   ------------------------------------------------

10.48         Second Agreement dated February 20, 2001 between
               the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington (filed herewith).



(b) Reports on Form 8-K;

       No report on Form 8-K was filed during the quarter ended
       March 31, 2001.

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HEARTLAND PARTNERS, L.P.
                                                  (Registrant)



Date:    May 15, 2001                        BY: /s/ Edwin Jacobson
                                                -------------------
                                                 Edwin Jacobson
                                         President and Chief Executive
                                                    Officer
                                           Heartland Technology, Inc.
                                              The General Partner
                                         (Principal Executive Officer)





                                            HEARTLAND PARTNERS, L.P.
                                                  (Registrant)



Date:    May 15, 2001                   BY: /s/ Richard P. Brandstatter
                                           ----------------------------
                                            Richard P. Brandstatter
                                       Vice President-Finance, Secretary
                                                And Treasurer of
                                           Heartland Technology, Inc.
                                              The General Partner
                                      (Principal Financial and Accounting
                                                    Officer)

                     HEARTLAND PARTNERS, L.P.
                          MARCH 31, 2001


                          EXHIBIT INDEX
                          -------------



Exhibit No.   Description
-----------   ------------------------------------------------

10.48 Second Agreement dated February 20, 2001 between the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington (filed herewith).