Form 10-Q
period 2001-06-30
HEARTLAND PARTNERS L P
filed 2001-08-14
CIK 843964

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended              June 30, 2001
                                    ------------------------------------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from             to
                                    ------------    -------------------------

Commission File Number: 1-10520


                           HEARTLAND PARTNERS, L.P.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                   36-3606475
-----------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


330 North Jefferson Court, Chicago, Illinois                     60661
------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)


                                 312/575-0400
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X        No
                               ------        ------

                           HEARTLAND PARTNERS, L.P.
                                June 30, 2001



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

                   Consolidated Statements of Operations.....................4

                   Consolidated Statements of Cash Flows.....................5

                   Notes to Consolidated Financial Statements................6

Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................13

Item 3       Quantitative and Qualitative Disclosure About Market Risk..... 20


PART II.  OTHER INFORMATION


Item 1       Legal Proceedings..............................................21

Item 6       Exhibits and Reports on Form 8-K...............................24

                   Signatures...............................................25

                                    PART I

                            FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                           HEARTLAND PARTNERS, L.P.
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 2001 AND DECEMBER 31, 2000
                            (amounts in thousands)


                                              June 30,    December 31,
                                                  2001           2000
                                            (Unaudited)      (Audited)
                                           ------------   ------------
Assets:
Cash                                       $      1,662   $        150
Restricted cash                                   1,902          2,699
Accounts receivable (net)                         1,023            582
Due from affiliate                                6,929          4,581
Prepaid and other assets                            283            279
Investment in joint venture                         427            377
                                           ------------   ------------
Total                                            12,226          8,668
                                           ------------   ------------

Property:
Land, buildings and other                  $      2,690   $      2,683
       Less accumulated depreciation                188            137
                                           ------------   ------------
Net land, buildings and other                     2,502          2,546
Land held for sale                                  732            740
Housing inventories                              14,832         20,354
Land held for development                         4,817          5,497
Capitalized predevelopment costs                  8,912          9,779
                                           ------------   ------------
Net properties                                   31,795         38,916
                                           ------------   ------------

Total Assets                               $     44,021   $     47,584
                                           ============   ============

Liabilities:
Notes payable                              $     10,704   $     14,675
Accounts payable and accrued
  expenses                                        3,115          7,267
Accrued real estate taxes                           638            776
Allowance for claims and liabilities              4,324          4,478
Unearned rents and deferred income                1,581          1,632
Other liabilities                                 2,737          3,260
                                           ------------   ------------
Total Liabilities                                23,099         32,088
                                           ------------   ------------

Partners' Capital:
General Partner                            $         81   $         27
Class A Limited Partners - 2,142 units
  authorized, issued and outstanding             11,251          5,906
Class B Limited Partner                           9,590          9,563
                                           ------------   ------------
       Total Partners' Capital                   20,922         15,496
                                           ------------   ------------
Total Liabilities and Partners'
    Capital                                $     44,021   $     47,584
                                           ============   ============


         See accompanying notes to consolidated financial statements.

                          HEARTLAND PARTNERS, L. P.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE QUARTERS AND SIX MONTHS ENDED
                            JUNE 30, 2001 AND 2000
                 (amounts in thousands except per unit data)
                                 (Unaudited)



                                        Quarter Ended            Six Months Ended
                                           June 30,                  June 30,
                                      2001         2000         2001         2000
                                    ---------    ---------    ---------    ---------
Income:
Property sales                      $  11,043    $  19,844    $  21,253    $  22,494
Less: Cost of property sales            6,605       14,384       13,608       16,978
                                    ---------    ---------    ---------    ---------

Gross profit on property sales          4,438        5,460        7,645        5,516
                                    ---------    ---------    ---------    ---------

Operating Expenses:
Selling expenses                          920          814        1,899        1,401
General and administrative
  expenses                                448          796          971        1,330
Real estate taxes                          93           23          117           45
Environmental expenses                     22           56           41          133
                                    ---------    ---------    ---------    ---------

Total operating expenses                1,483        1,689        3,028        2,909
                                    ---------    ---------    ---------    ---------

Net operating income                    2,955        3,771        4,617        2,607

Other Income and (Expenses):
Portfolio income                          262           78          632          132
Rental income                             104          210          195          368
Other income                               43          224          245          304
Depreciation                              (26)         (48)         (51)         (95)
Management fee                           (106)           0         (212)           0
                                    ---------    ---------    ---------    ---------

Total other income                        277          464          809          709
                                    ---------    ---------    ---------    ---------

Net income                          $   3,232    $   4,235    $   5,426    $   3,316
                                    =========    =========    =========    =========

Net income allocated to
  General Partner                   $      32    $   -        $      54    $   -
                                    =========    =========    =========    =========
Net income allocated to
  Class B Limited Partner           $      16    $   4,235    $      27    $   3,316
                                    =========    =========    =========    =========
Net income allocated to
  Class A Limited Partner           $   3,184    $   -        $   5,345    $   -
                                    =========    =========    =========    =========
Net income per Class A
  Limited Partnership Unit          $    1.49    $   -        $    2.50    $   -
                                    =========    =========    =========    =========


         See accompanying notes to consolidated financial statements.

                          HEARTLAND PARTNERS, L. P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                            (amounts in thousands)
                                 (Unaudited)


                                                              June 30,      June 30,
                                                                  2001          2000
                                                          ------------   ------------
Cash Flow from Operating Activities:
Net income                                                $      5,426   $     3,316
Adjustments reconciling net income
  to net cash from operating activities:
Equity in earnings of joint venture                                (50)         (125)
Depreciation                                                        51            95
Net change in allowance for claims and liabilities                (154)           47
(Increase) decrease in accounts receivable                        (441)          216
Increase in due from affiliate                                  (2,348)       (1,446)
Decrease in housing
  inventories, net                                               5,522           272
Decrease in land held for sale                                       8             6
Decrease in land held for development                              680            46
Decrease (increase) in capitalized
  predevelopment costs                                             867          (477)
Decrease in accounts payable and
  accrued expenses                                              (4,152)       (2,156)
Net change in other assets and liabilities                        (716)         (563)
                                                          ------------   ------------

Net cash provided by (used in) operating
  activities                                                     4,693          (769)
                                                          ------------   ------------

Cash Flow from Investing Activities:
(Additions to) sales of land, buildings and other                   (7)          462
                                                          ------------   ------------

Net cash (used in) provided by investing activities                 (7)          462
                                                          ------------   ------------

Cash Flow from Financing Activities:
(Repayments) advances on notes payable, net                     (3,971)          223
Decrease (increase) in restricted cash                             797           (45)
                                                          ------------   ------------

Net cash (used in) provided by financing
  activities                                                    (3,174)          178
                                                          ------------   ------------

Increase (decrease) in cash                                      1,512          (129)

Cash at beginning of the period                                    150           230
                                                          ------------   ------------

Cash at end of the period                                 $      1,662   $       101
                                                          ============   ============

         See accompanying notes to consolidated financial statements.

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2001
                                 (Unaudited)



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

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI is the general partner of Heartland
(in such capacity, the "General Partner"). In July, 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland, formed CMC Heartland Partners I, Limited Partnership ("CMCLP"), a Delaware limited partnership, to undertake a planned housing development in Rosemount, Minnesota ("Bloomfield or Rosemount"). CMC has a 100% membership interest in CMC Heartland Partners I ("CMCI"), CMC Heartland Partners II ("CMCII"), CMC Heartland Partners III ("CMCIII"), CMC Heartland Partners IV ("CMCIV"), CMC Heartland Partners V ("CMCV"), CMC Heartland Partners VI ("CMCVI"), CMC Heartland Partners VII ("CMCVII") and CMC Heartland Partners VIII ("CMCVIII"). CMCI has been formed to develop a portion of the Kinzie Station property ("Kinzie Station Phase II") in Chicago, IL. CMCII was formed to participate in the Goose Island Industrial Park joint venture in Chicago, Illinois. CMCIII was formed in 1997 to develop a portion of the Kinzie Station property ("Kinzie Station Phase I") in Chicago, IL. CMCIV was formed in 1998 and is developing approximately 177 acres in Fife, Washington. CMCV was formed in 1996 to acquire finished lots, sell and construct homes in Osprey Cove ("Osprey"), a master-planned residential community in St. Marys, GA. CMCVII was formed in 1998 to acquire lots and engage in sales, marketing and construction of homes in the Longleaf Country Club, Southern Pines, NC ("Southern Pines or Longleaf"). CMCVI and CMCVIII were formed at various times to acquire and hold future acquisitions. CMC also owns 100% of the

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2001
                                 (Unaudited)

common stock of Lifestyle Communities, Ltd. ("LCL") which serves as the exclusive sales agent in the St. Marys, Southern Pines and Kinzie Station Phase I and II developments. LCL is also the general contractor in the St. Marys development. CMC owns 100% of the stock of Lifestyle Construction Company, Inc. ("LCC") which serves as the general contractor in North Carolina. Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCLP, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCL and LCC. The consolidated financial statements include the accounts of Heartland. All intercompany transactions have been eliminated in consolidation.

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

Investment in Joint Venture

Investment in joint venture represents recording of the Company's interest under the equity method of accounting. Under the equity method of accounting, the Company recorded its initial interest at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

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

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2001
                                 (Unaudited)

Housing inventories,  (including  completed model homes),  consisting of land,
land  development,   direct  and  indirect   construction  costs  and  related
interest, are recorded at cost which is not in excess of fair value.

Housing inventories consisted of the following at June 30, 2001 (amounts in thousands):

      Land under development...............      $ 4,657

      Direct construction costs............        5,813

      Capitalized project costs............        4,362
                                                 -------

                                                 $14,832
                                                 =======
In December, 1999, Heartland decided to cease building operations in Osprey Cove. The homes and lots are being sold in the ordinary course of business.

2.  Contingencies

At June 30, 2001, Heartland's allowance for claims and liabilities was approximately $4.3 million of which $0.3 million was for the resolution of non-environmental claims and $4 million was for environmental matters. Significant legal proceedings and contingencies are discussed in the 2000 Form 10-K. On July 15, 1999 and again on February 20, 2001, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma in which the Port of Tacoma released all claims against the Company and the Company agreed either to (a) pay $1.1 million on or before December 31, 2001, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date.

On December 2, 2000, the Redevelopment Authority of the City of Milwaukee ("RACM") filed suit in Milwaukee County Circuit Court to obtain access to appraise, survey and conduct environmental and geo-technical investigations on certain property owned by the Company adjacent to the Milwaukee Brewers baseball stadium in furtherance of RACM's efforts to acquire the property by condemnation. Heartland has vigorously opposed certain elements of RACM's request for access and right to proceed. Management is not able to express an opinion at this time as to the merits of this action.

As part of the Company's sale of certain property in Milwaukee, Wisconsin to the State of Wisconsin, in December, 2000, for $1,400,000, the Company undertook to cause a lessee of part of the property to surrender its lease. By Settlement Agreement dated July 5, 2001, the lessee agreed to surrender its lease in consideration, among other things, of the payment from the Company of $126,000. This amount was paid to the lessee in July, 2001.

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2001
                                 (Unaudited)

3.  Notes Payable

Heartland has a line of credit agreement in the amount of $9.6 million with LaSalle National Bank ("LNB"), pursuant to which Heartland granted LNB a first lien on certain parcels of land in Chicago, Illinois, Milwaukee, Wisconsin and Fife, Washington which had a carrying value of $12,878,000 and $11,328,000 as of June 30, 2001 and December 31, 2000, respectively. The Company has also pledged as collateral its interest in the Goose Island Joint Venture which has a carrying value of $427,000 and $377,000 at June 30, 2001 and December 31, 2000, respectively. Also, pursuant to the line of credit agreement, Heartland has pledged cash in the amount of $1,150,000 as an interest reserve. The maturity date of the line of credit is December 31, 2001. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (8.25% at June 30, 2001). At June 30, 2001 and December 31, 2000, $6,600,000 and $9,000,000, respectively, had been advanced to the Company by LNB against the line of credit.

At Osprey Cove in St. Marys, Georgia, the First National Bank of St. Marys ("FNB") in Georgia has made two loans on two inventory homes of $170,000 and $235,000 to the Company. The carrying value of the two homes is approximately $558,000 at June 30, 2001. The loans mature on October 12,
2001 and January 5, 2002, respectively. The loans bear interest at the London Interbank Offering Rate plus 3.35% and 3.85%, respectively (7.1% and 7.6% at June 30, 2001). At June 30, 2001, $405,000 had been advanced to Heartland on the two loans.

As of December 8, 2000, Heartland has an agreement for a $3,000,000 revolving line of credit for the construction of homes in its Longleaf community located in Southern Pines, NC with Bank One of Illinois ("Bank One"). Also, on December 8, 2000, Heartland borrowed $250,000 from Bank One to purchase the remaining lots owned by the developer of Longleaf. The carrying value of the collateral for these two loans at June 30, 2001 and December 31, 2000, is $3,167,000 and $3,577,000, respectively. The line of credit and the $250,000 loan mature April 12, 2002 and bear interest at the prime rate (6.75% at June 30, 2001). At June 30, 2001 and December 31, 2000, $1,199,000 and
$1,383,000, respectively, had been advanced by Bank One to Heartland on these two loans.

On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000, of which $2,500,000 remains outstanding at June 30, 2001, and changed the maturity date of the loan to February 23, 2002. The loan bears interest at the prime rate (6.75% at June 30, 2001).

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2001
                                 (Unaudited)

4. Related Party Transactions

Heartland has a management agreement with Heartland Technology, Inc. ("HTI") pursuant to which Heartland is required to pay HTI an annual management fee in the amount of $425,000 until June 27, 2005. The management fee for the first six months of 2001 of $212,000 has been accrued as an expense and was credited against amounts owed the Company by HTI.

Under a management services agreement, HTI reimburses Heartland for reasonable and necessary costs and expenses for services. These totaled $460,000 for the six months ended June 30, 2001. Heartland also makes cash advances to HTI. HTI owed the Company $6,929,000 and $4,581,000 as of June 30, 2001 and December 31, 2000, respectively, related to these expenses and cash advances. On December 29, 2000, HTI executed a line of credit promissory note that is due on demand, payable to Heartland in the amount of $6,000,000. At that time, HTI granted the Company a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. On May
11, 2001, HTI executed an additional line of credit promissory note in the amount of $1,000,000. On July 3, 2001, the $1,000,000 promissory note was cancelled and a replacement line of credit promissory note in the amount of $1,500,000 was executed. The line of credit promissory notes bear interest at 13% on June 30, 2001. The total of the two line of credit promissory notes is $7,500,000. As collateral for these two notes, HTI Class B, LLC pledged, on December 14, 2000, to Heartland a senior lien and a senior security interest in the Heartland Class B Limited Partnership Interest owned by HTI Class B, LLC.

On March 31, 2001, the two Kinzie Station Phase I model homes (a one bedroom unit and a two bedroom unit) and furniture were purchased by two officers of the Company at fair market value. Heartland has leased these model homes back from the officers starting April 1, 2001 and ending April 1, 2004. The monthly rent on the one bedroom model is $2,350 and on the two bedroom model is $4,200. The leases contain standard insurance and maintenance clauses as customary in these types of leases.

                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2001
                                 (Unaudited)

5. Reportable Segments

The following table sets forth the reconciliation of net income for Heartland's reportable segments for the quarters ended June 30, 2001, and 2000 (See Note 1 to the Consolidated Financial Statements).


                                                               Property
                                      Land Sales (1)          Development (2)         Corporate (3)            Consolidated
(amounts in thousands)                Quarter Ended          Quarter Ended           Quarter Ended            Quarter Ended
                                         June 30,                June 30,                June 30,                 June 30,
Income:                             2001        2000        2001        2000        2001        2000        2001        2000
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Property sales                   $     303   $     320   $  10,740   $  19,524  $        0   $       0  $   11,043   $  19,844
Less: Cost of property sales           139         102       6,466      14,282           0           0       6,605      14,384
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Gross profit on property sales         164         218       4,274       5,242           0           0       4,438       5,460
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Operating expenses:
Selling expenses                       154         384         766         430           0           0         920         814
General and administrative               0           0           0           9         448         787         448         796
Real estate taxes                       75           0          18          23           0           0          93          23
Environmental expenses                  22          56           0           0           0           0          22          56
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Total operating expenses               251         440         784         462         448         787       1,483       1,689
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Net operating income (loss)            (87)       (222)      3,490       4,780        (448)       (787)      2,955      (3,771)

Other Income and (Expense):
Portfolio income                         0           0           0           0         262          78         262          78
Rental income                          104         210           0           0           0           0         104         210
Other Income                             0           0          43         224           0           0          43         224
Depreciation                             0           0          (9)        (23)        (17)        (25)        (26)        (48)
Management fee                           0           0           0           0        (106)          0        (106)          0
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Total other income                     104         210          34         201         139          53         277         464
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Net income (loss)                $      17   $     (12)  $   3,524   $   4,981  $     (309)  $    (734)  $   3,232   $   4,235
                                 =========   =========   =========   =========   =========   =========   =========   =========

Properties, net of
accumulated depreciation         $     732   $     760   $  30,629   $  49,410  $      434   $     177   $  31,795   $  50,347
                                 =========   =========   =========   =========   =========   =========   =========   =========

Total assets                     $   1,755   $     917   $  33,753   $  53,453  $    8,513   $   3,866   $  44,021   $  58,236
                                 =========   =========   =========   =========   =========   =========   =========   =========


                           HEARTLAND PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2001
                                 (Unaudited)

(1) The Land Sales business segment consists of approximately 14,052 acres of land located throughout 12 states for sale as of June 30, 2001, and the related rentals, sales and marketing and operating expenses.

(2) The Property Development business segment consists of the approximately 536 acres representing 13 sites that Heartland is in the process of developing or homebuilding communities in which Heartland is currently acquiring finished lots, selling and building homes. The related selling and operating expenses are also reported for this business segment.

(3) The Corporate level consists of portfolio income from investments, salaries and general and administrative expenses for the employees and occupied commercial space at Kinzie Station Phase I located in Chicago, Illinois.

6. Employee Compensation Arrangements

The President and Chief Executive Officer of the Company will receive commencing January 1, 2000 and continuing thereafter during the time he is employed incentive payments equal to 1/2% of the net proceeds from sales of certain real estate after deducting any debt obligations, closing costs and any real estate brokers commission. As of December 31, 2000 and for the six months ended June 30, 2001, $73,000 and $66,000, respectively, had been accrued as compensation expense under this plan. As of June 30, 2001, $113,000 had been paid to the President and Chief Executive Officer by the Company. On October 18, 2000, the President and Chief Executive Officer of Heartland borrowed $375,000 from the Company, of which $330,000 remains outstanding at June 30, 2001 and is included as part of accounts receivable at June 30, 2001. The note is due October 17, 2005, and interest is payable quarterly at the rate of 11% per year. On October 17, 2000, an amendment to the employment agreement authorizes the Company to deduct from any incentive payment made to him 40% of that payment and apply it to his outstanding note due to the Company. As a result of this amendment, $45,000 of the above described payment of $113,000 was applied to the outstanding note balance.

Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan shall be computed by multiplying the following percentages (3% for the years 2000 and 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. The aggregate benefits payable under the Sales Plan shall be computed by multiplying 3% for the years 2000 and 2001 by the net proceeds from the sale of certain real estate during those years. As of December 31, 2000 and for the six months ended June 30, 2001, $533,000 and $305,000, respectively, had been accrued as compensation expense under the plans. As of June 30, 2001, $220,000 had been paid to the Officers by the Company.

7. Subsequent Event

On August 10, 2001, the Kinzie Station Phase II 1.2 acre commercial property sold to a developer for use as a parking facility closed at a sales price of $2,937,000. At that time the LNB line of credit was reduced by $2,600,000. The outstanding amount owed LNB is $4,000,000 at August 10, 2001.

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 2001


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

Liquidity and Capital Resources

Cash flow from operating activities has been derived primarily from proceeds of property sales. Cash was $3,564,000 (including $1,902,000 of restricted cash) at June 30, 2001, and $2,849,000 (including $2,699,000 of restricted cash) at December 31, 2000.

Net cash provided by operating activities was $4,693,000 in the first six months of 2001, compared to ($769,000) used in operating activities in the first six months of 2000. The increase in net cash provided by operating activities of $5,462,000 is mainly attributable to the significant decrease of housing inventories in the first six months of 2001 as a result of the closing of sold units in Kinzie Station Phase I.

Development Property

At June 30, 2001, property designated for development consisted of 13 sites comprising approximately 536 acres. The book value of this land is $9,474,000 or an average of $17,700 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell. Heartland's objective for these properties is to maximize unitholder value.

Kinzie Station

Heartland has a 3.88 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 residential units on this 3.88 acre site was received in 1997. On March 28, 2001, zoning approval to increase the total number of residential units from 381 to 442 units was received from the City of Chicago. In addition to the 3.88 acre site, the Company owns approximately 9 acres of land and 4 acres of air rights adjacent to Kinzie Station. This acreage is currently zoned for industrial and manufacturing uses. The Company has entered into a contract, subject to various contingencies, to sell a 1.66 acre parcel of this land to a developer for approximately $2,000,000.

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 2001

Kinzie Station Phase I

Kinzie Station Phase I is situated on 1.23 acres. The construction of Kinzie Station Phase I started on October 1, 1998. The Company has closed 151 Tower units and 17 Plaza units during the period May 1, 2000 to June 30, 2001.

                             Kinzie Station
                                Phase I
                              Unit Detail
                          As of June 30, 2001

                                    Total Number     Sale Contracts
                                      of Units           To-Date
                                    ------------     --------------

     Tower Building                          163                153
     Plaza                                    24                 17
     Townhomes                                 5                  3
                                    ------------     --------------
          Total                              192                173
                                    ============     ==============

On October 20, 1999, the Company executed loan documents with Bank One of Illinois ("Bank One") for a loan of $5,250,000 to construct the Kinzie Station Plaza building. On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000, of which $2,500,000 remains outstanding at June 30, 2001, and changed the maturity date of the loan to February 23, 2002. The loan bears interest at the prime rate (6.75% at June 30, 2001).

Kinzie Station Phase II

Heartland has a 2.65 acre site in the City of Chicago known as Kinzie Station Phase II. On approximately 1.45 acres, the Company expects to construct 250 residential units with the remaining 1.2 acres available for future commercial development. The Company had entered into a contract to sell the 1.2 acre commercial property to a developer for use as a parking facility for $2,937,000. This sale closed August 10, 2001. As described above in the Kinzie Station section, zoning approval was received March 28, 2001.

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 2001


                             Kinzie Station
                                Phase II
                              Unit Detail
                          As of June 30, 2001

                                                     Total Number
                                                       of Units

     Tower Building                                           242
     Townhomes                                                  8
                                                     ------------
          Total                                               250
                                                     ============

As of June 30, 2001, the Company has pre-sold 26 Tower units for a total sales volume of approximately $8,400,000.

Osprey Cove

Included in the aforementioned 536 acres are approximately 2 acres consisting of 7 lots purchased for $279,000 or an average of $39,900 per lot at Osprey Cove in St. Marys, GA. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities, which includes a recreational complex, lakes, a boat dock and a boat launch. In December, 1999, the Company decided to cease operations at Osprey Cove. As of June 30, 2001, 62 contracts have closed in Osprey; 11 in 2001, 16 in 2000, 20 in 1999, 13 in 1998 and 2 in 1997.

It is anticipated that the 2 completed inventory homes will be sold and closed in the ordinary course of business. Of the 5 lots owned by Heartland, 2 lots are sold and the remaining 3 lots are being marketed and will be sold and closed in the ordinary course of business.

                              Osprey Cove
                         Unit Inventory Detail
                          As of June 30, 2001



     Inventory homes                                            2
     Lots owned-sold                                            2
     Lots owned-inventory                                       3
                                                     ------------
            Total unit inventory                                7
                                                     ============


At Osprey Cove in St. Marys, Georgia, the First National Bank of St. Marys ("FNB") in Georgia has made two loans on two inventory homes of $170,000 and $235,000 to the Company. The loans mature on October 12, 2001 and January 5, 2002, respectively. The loans bear interest at the London Interbank Offering Rate plus 3.35% and 3.85%, respectively (7.1% and 7.6% at June 30, 2001). At June 30, 2001, $405,000 had been advanced to Heartland on the two loans.

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 2001

Longleaf

At June 30, 2001, the Company owns 207 lots in its Longleaf community located in Southern Pines, North Carolina. These 207 lots were purchased for $2,403,000, an average of $11,600 per lot.

In Longleaf, the Company has closed , as of June 30, 2001, 34 contracts; 6 in 2001, 15 in 2000 and 13 in 1999. When the Company assumed day to day operations of Longleaf in April, 1998, there were a number of homes under construction which were owned by the developer, as well as resale homes, on the market. As of June 30, 2001, the Company has sold 36 homes and 5 lots for these owners since April 1, 1998.


                                Longleaf
                         Unit Inventory Detail
                          As of June 30, 2001


     Model homes                                                2
     Sold homes under construction                              1
     Inventory homes under construction                         6
     Lots owned                                               198
                                                     ------------
           Total unit inventory                               207
                                                     ============

As of December 8, 2000, Heartland has an agreement for a $3,000,000 revolving line of credit for the construction of homes in Longleaf with Bank One. Also, on December 8, 2000, Heartland borrowed $250,000 to purchase the remaining lots owned by the developer of Longleaf. The revolving line of credit and $250,000 loan mature April 12, 2002 and bear interest at the prime rate (6.75% at June 30, 2001). At June 30, 2001, $1,199,000 had been advanced by Bank One to Heartland on these two loans.


Bloomfield

Heartland owned 122 acres of undeveloped acreage in Rosemount, Minnesota. On June 21, 2001, Centex Homes purchased the 122 acres from the Company for $5,175,000.

Bozeman, Montana

Heartland has entered into an option to sell its 14-acre property in Bozeman, Montana to the Bozeman Public Library for $2.25 million.

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 2001

Other Development Activities

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of June 30, 2001, the buildings had been built and leases had been signed for all of the 265,000 square feet.

On December 1, 1998, the Fife property was annexed to the City of Fife, Washington. A Local Improvement District has been approved in order to support the improvement and extension of sewers and sewer capacity for the site. The city of Fife has zoned the property for residential usage. Heartland has prepared and submitted the Environmental Impact Statement and the preliminary site plan for the site to the City for acceptance and approval. On July 23, 2001, the Fife Planning Commission voted unanimously to recommend and approve the preliminary site plan. The Fife City Council is scheduled to meet in September, 2001 on this matter.

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

Heartland's current inventory of land held for sale consists of 14,052 acres located throughout 12 states. The book value of this inventory is approximately $732,000. The majority of the land is former railroad rights-of-way, long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites located in small rural communities or outlying mid-cities are leased to third parties for agricultural, industrial, retail and residential use. These properties may be improved with the lessee's structures and include grain elevators, storage sheds, parking lots and small retail service facilities.

The sale, management and leasing of the Company's non-development real estate inventory is conducted by Heartland's Sales and Property Management Department. The volume of the Company's sales has slowed over the last five years due to the less desirable characteristics of the remaining properties.

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

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 2001


For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $4 million at June 30, 2001 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

In  addition,   Heartland  has   established  an  allowance  for  resolution  of
non-environmental claims of $.3 million.

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

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. As of June 30, 2001, the Company had a line of credit with LaSalle National Bank ("LNB") in the amount of $9.6 million. Cash in the amount of $1,150,000 is pledged as an interest reserve. The line of credit matures December 31, 2001. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (8.25% at June 30, 2001). At June 30, 2001, $6,600,000 had been advanced to the Company by LNB against the line of credit. On August 10, 2001, the Kinzie Station Phase II 1.2 acre commercial property sold to a developer for use as a parking facility closed at a sales price of $2,937,000. At that time the LNB line of credit was reduced by $2,600,000. The outstanding amount owed LNB is $4,000,000 at August 10, 2001. If the $1,150,000 interest reserve was applied to the outstanding note balance on August 10, 2001 of $4,000,000, Heartland would owe LNB $2,850,000.

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 2001

Results of Operations

Operations for the second quarter and six months ended June 30, 2001, resulted in net income of $3,232,000 and $5,426,000, respectively. For the second quarter and six months ended June 30, 2001, the income allocated to the Class A Limited Partners is $3,184,000 and $5,345,000, respectively, and $1.49 and $2.50 per Class A Unit, respectively. Operations for the second quarter and six months ended June 30, 2000, resulted in net income of $4,235,000 and $3,316,000, respectively. The income was allocated 100% to the Class B Limited Partner.

For the second quarter and six months ended June 30, 2000, no income was allocated to the Class A Unitholders because the partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their capital account such net loss shall be allocated only among partners having positive balances in their capital account. In the prior periods losses were allocated only to the Class B Limited Partner. However, the Class A Limited Partners Capital accounts have been restored to a positive balance and income for the second quarter and the first six months of 2001 were allocated to the Class A Limited Partners according to their proper percentage.

The increase in net income for the first six months of 2001 compared to the net income in the first six months of 2000 of $2,110,000 is due to the closing of 28 Tower and Plaza units at Kinzie Station Phase I producing gross revenues of $9,065,000 and the closing of two parcels of land comprising a total of 235 acres in Bloomfield located in Rosemount, Minnesota for an aggregate sales price of $9,175,000.

Total operating expenses were $3,028,000 and $2,909,000 for the first six months ending June 30, 2001, and 2000, respectively. The increase of $119,000 is due to increased selling expenses of $498,000 primarily related to the closing of the Kinzie Station Phase I units offset by a reduction in general and administrative expenses of $359,000.

Economic and Other Conditions Generally

The real estate industry is highly cyclical and is affected by changes in local, national, and global economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions, changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornados, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on the financial conditions of Heartland.

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 2001

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of June 30, 2001, Heartland's total consolidated indebtedness was $10,704,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at June 30, 2001 is $10,704,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate plus 0.00% to 1.5%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $27,000.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of Operations: Economic and Other Conditions Generally, Access to Financing and Interest Rate Sensitivity.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2001


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

At June 30, 2001, Heartland's allowance for claims and liabilities was approximately $4.3 million. During the six months ended June 30, 2001, a decrease of approximately $28,000 in the provision was recorded in respect to environmental matters. Material legal matters are discussed below.

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

On October, 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified July 15, 1999 and February 20, 2001, in which the Port released all claims and the Company agreed either to (a) pay $1.1 million on or before December 31, 2001, plus interest from January 1, 1999, or (b) to convey to the Port real property to be agreed upon at a later date. At June 30, 2001, Heartland's allowance for claims and liabilities for this site was $1,100,000.

The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 2001

Wheeler Pit, Janesville, Wisconsin

In November, 1995, the Company settled a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997.

Milwaukee, Wisconsin

On December 2, 2000, the Redevelopment Authority of the City of Milwaukee ("RACM") filed suit in Milwaukee County Circuit Court to obtain access to appraise, survey and conduct environmental and geo-technical investigations on certain property owned by the Company adjacent to the Milwaukee Brewers baseball stadium in furtherance of RACM's efforts to acquire the property by condemnation. Heartland has vigorously opposed certain elements of RACM's request for access and right to proceed. Management is not able to express an opinion at this time as to the merits of this action.

As part of the Company's sale of certain property in Milwaukee, Wisconsin to the State of Wisconsin, in December, 2000, for $1,400,000, the Company undertook to cause a lessee of part of the property to surrender its lease. By Settlement Agreement dated July 5, 2001, the lessee agreed to surrender its lease in consideration, among other things, of the payment from the Company of $126,000. This amount was paid to the lessee in July, 2001.

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

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 2001

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

The Company has an interest in property at Moses Lake, Washington previously owned and used by the United States government as an Air Force base. A portion of the Company's property is located over a well field which was placed on the national priority list in October, 1992. Sampling by the Army Corps of Engineers has indicated the presence of various regulated materials, primarily in the groundwater, which were most likely released as a result of military or other third party operations. The Company has not been named as a potentially responsible party.

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

                           HEARTLAND PARTNERS, L.P.
                                JUNE 30, 2001


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:


Exhibit No.   Description
-----------   -------------------------------------------------------------


10.49 First Agreement dated June 28, 1999 effective July 15, 1999 between the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington (filed herewith).

10.50 Sixth Amendment to Amended and Restated Loan and Security Agreement dated March 31, 2001 between CMC Heartland Partners, Heartland Partners, LP and CMC Heartland Partners IV, LLC and LaSalle Bank National Association (filed herewith).

10.51 Second Amendment of Construction Loan Agreement, Note, Deed of Trust and Other Loan Documents dated April 12, 2001 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A. (filed herewith).

10.52 $1,000,000 Line of Credit Promissory Note dated May 11, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P.
        and CMC Heartland Partners (collectively, the payee) (filed herewith).

10.53 $1,500,000 Line of Credit Promissory Note dated July 3, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P.
        and CMC Heartland Partners (collectively, the payee) (filed herewith).


(b)   Reports on Form 8-K;

      No report on Form 8-K was filed during the quarter ended June 30, 2001.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2001



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HEARTLAND PARTNERS, L.P.
                                                  (Registrant)



Date:    August 14, 2001           BY:         /s/ Edwin Jacobson
                                      ----------------------------------------
                                                  Edwin Jacobson
                                      President and Chief Executive Officer
                                             Heartland Technology, Inc.
                                                 The General Partner
                                            (Principal Executive Officer)








Date:    August 14, 2001           BY:      /s/ Richard P. Brandstatter
                                      ----------------------------------------
                                               Richard P. Brandstatter
                                          Vice President-Finance, Secretary
                                                   And Treasurer of
                                              Heartland Technology, Inc.
                                                 The General Partner
                                   (Principal Financial and Accounting Officer)

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2001


                                  EXHIBIT INDEX
                                  -------------

Exhibit No.   Description
-----------   ----------------------------------------------------------------

10.49 First Agreement dated June 28, 1999 effective July 15, 1999 between the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington (filed herewith).

10.50 Sixth Amendment to Amended and Restated Loan and Security Agreement dated March 31, 2001 between CMC Heartland Partners, Heartland Partners, LP and CMC Heartland Partners IV, LLC and LaSalle Bank National Association (filed herewith).

10.51 Second Amendment of Construction Loan Agreement, Note, Deed of Trust and Other Loan Documents dated April 12, 2001 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A. (filed herewith).

10.52 $1,000,000 Line of Credit Promissory Note dated May 11, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (collectively, the payee)(filed herewith).

10.53 $1,500,000 Line of Credit Promissory Note dated July 3, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (collectively, the payee)(filed herewith).