Form 10-Q
period 2001-09-30
HEARTLAND PARTNERS L P
filed 2001-11-13
CIK 843964

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended              September 30, 2001
                                    ------------------------------------------

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

                           HEARTLAND PARTNERS, L.P.
                               September 30, 2001



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

                   Consolidated Balance Sheets...............................3

                   Consolidated Statements of Operations.....................4

                   Consolidated Statements of Cash Flows.....................5

                   Notes to Consolidated Financial Statements................6

Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................15

Item 3       Quantitative and Qualitative Disclosure About Market Risk..... 22


PART II.  OTHER INFORMATION


Item 1       Legal Proceedings..............................................23

Item 6       Exhibits and Reports on Form 8-K...............................26

                   Signatures...............................................27

                                    PART I

                            FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                           HEARTLAND PARTNERS, L.P.
                         CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                            (amounts in thousands)


                                          September 30,   December 31,
                                                  2001           2000
                                            (Unaudited)      (Audited)
                                           ------------   ------------
Assets:
Cash                                       $        550   $        150
Restricted cash                                   1,977          2,699
Accounts receivable (net)                         1,036            582
Due from affiliate                                7,558          4,581
Prepaid and other assets                            230            279
Investment in joint venture                         432            377
                                           ------------   ------------
Total                                            11,783          8,668
                                           ------------   ------------

Property:
Land, buildings and other                  $      2,497   $      2,683
       Less accumulated depreciation                213            137
                                           ------------   ------------
Net land, buildings and other                     2,284          2,546
Land held for sale                                  729            740
Housing inventories                              11,865         20,354
Land held for development                         4,837          5,497
Capitalized predevelopment costs                  9,457          9,779
                                           ------------   ------------
Net properties                                   29,172         38,916
                                           ------------   ------------

Total Assets                               $     40,955   $     47,584
                                           ============   ============

Liabilities:
Notes payable                              $      7,974   $     14,675
Accounts payable and accrued
  expenses                                        2,692          7,267
Accrued real estate taxes                           656            776
Allowance for claims and liabilities              4,337          4,478
Unearned rents and deferred income                1,555          1,632
Other liabilities                                 2,794          3,260
                                           ------------   ------------
Total Liabilities                                20,008         32,088
                                           ------------   ------------

Partners' Capital:
General Partner                            $         81   $         27
Class A Limited Partners - 2,142 units
  authorized, issued and outstanding             11,276          5,906
Class B Limited Partner                           9,590          9,563
                                           ------------   ------------
       Total Partners' Capital                   20,947         15,496
                                           ------------   ------------
Total Liabilities and Partners'
    Capital                                $     40,955   $     47,584
                                           ============   ============


         See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                   (amounts in thousands except per unit data)
                                   (Unaudited)



                                        Quarter Ended           Nine Months Ended
                                         September 30,             September 30,
                                      2001         2000         2001         2000
                                    ---------    ---------    ---------    ---------
Income:
Property sales                      $   5,233    $  17,463    $  26,486    $  39,957
Less: Cost of property sales            3,900       12,068       17,508       29,046
                                    ---------    ---------    ---------    ---------

Gross profit on property sales          1,333        5,395        8,978       10,911
                                    ---------    ---------    ---------    ---------

Operating Expenses:
Sales and marketing expenses              929          574        2,828        1,975
General and administrative
  expenses                                569          410        1,540        1,740
Real estate taxes                          36           23          153           68
Environmental expenses                     18           22           59          155
                                    ---------    ---------    ---------    ---------

Total operating expenses                1,552        1,029        4,580        3,938
                                    ---------    ---------    ---------    ---------

Net operating (loss) income              (219)       4,366        4,398        6,973

Other Income and (Expenses):
Portfolio income                          268           96          900          228
Rental income                              74          210          269          578
Other income                               34          161          279          465
Depreciation                              (25)         (89)         (76)        (184)
Management fee                           (107)        (319)        (319)        (319)
                                    ---------    ---------    ---------    ---------

Total other income                        244           59        1,053          768
                                    ---------    ---------    ---------    ---------

Net income                          $      25    $   4,425    $   5,451    $   7,741
                                    =========    =========    =========    =========

Net income allocated to
  General Partner                   $   -        $      39    $      54    $      39
                                    =========    =========    =========    =========
Net income allocated to
  Class B Limited Partner           $   -        $     584    $      27    $   3,900
                                    =========    =========    =========    =========
Net income allocated to
  Class A Limited Partner           $      25    $   3,802    $   5,370    $   3,802
                                    =========    =========    =========    =========
Net income per Class A
  Limited Partnership Unit          $    0.01    $    1.77    $    2.51    $    1.77
                                    =========    =========    =========    =========


         See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (amounts in thousands)
                                   (Unaudited)


                                                          September 30,  September 30,
                                                                  2001          2000
                                                          ------------   ------------
Cash Flow from Operating Activities:
Net income                                                $      5,451   $      7,741
Adjustments reconciling net income
  to net cash from operating activities:
Equity in earnings of joint venture                                (55)          (148)
Depreciation                                                       280            184
Net change in allowance for claims and liabilities                (141)            62
(Increase) decrease in accounts receivable                        (454)           236
Decrease in housing
  inventories, net                                               8,489          4,984
Decrease in land held for sale                                      11              7
Decrease in land held for development                              660            185
Decrease in capitalized
  predevelopment costs                                             322            491
Decrease in accounts payable and
  accrued expenses                                              (4,575)        (3,877)
Net change in other assets and liabilities                        (614)          (566)
                                                          ------------   ------------

Net cash provided by operating activities                        9,374          9,299
                                                          ------------   ------------

Cash Flow from Investing Activities:
Increase in due from affiliate                                  (2,977)        (2,066)
(Additions to) sales of land, buildings and other                  (18)            21
                                                          ------------   ------------

Net cash used in investing activities                           (2,995)        (2,045)
                                                          ------------   ------------

Cash Flow from Financing Activities:
Repayments on notes payable, net                                (6,701)        (7,541)
Decrease in restricted cash                                        722            128
                                                          ------------   ------------

Net cash used in financing activities                           (5,979)        (7,413)
                                                          ------------   ------------

Increase (decrease) in cash                                        400           (159)

Cash at beginning of the period                                    150            230
                                                          ------------   ------------

Cash at end of the period                                 $        550   $         71
                                                          ============   ============

         See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)




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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1. Summary of Significant Accounting Policies

Consolidation

Heartland was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI is the general partner of Heartland (in such capacity, the "General Partner"). In July, 1993, Heartland Development Corporation ("HDC"), a Delaware corporation, wholly-owned by Heartland, formed CMC Heartland Partners I, Limited Partnership ("CMCLP"), a Delaware limited partnership, to undertake a planned housing development in Rosemount, Minnesota ("Bloomfield").


The following tables set forth various entities formed by the Company since it's inception, date and purpose of formation, development location and ownership:

                                                          YEAR
COMPANY                                                   FORMED   BUSINESS PURPOSE
---------------------------------------------------       ------   ------------------------------------------------------------
CMC Heartland Partners I, LLC             ("CMCI")         1998    Owns  Kinzie Station Phase II
CMC Heartland Partners II, LLC            ("CMCII")        1997    Owns the Goose Island Industrial Park joint venture.
CMC Heartland Partners III, LLC           ("CMCIII")       1997    Owns  Kinzie Station Phase I
CMC Heartland Partners IV, LLC            ("CMCIV")        1998    Developing approximately 177 acres in Fife, Washington.
CMC Heartland Partners V, LLC             ("CMCV")         1996    Owns lots and homes in Osprey Cove
CMC Heartland Partners VI, LLC            ("CMCVI")        1997    To acquire and hold future acquisitions
CMC Heartland Partners VII, LLC           ("CMCVII")       1997    Owns lots and homes in the Longleaf Country Club
CMC Heartland Partners VIII, LLC          ("CMCVIII")      1998    To acquire and hold future acquisitions
Lifestyle Construction Company,Inc.       ("LCC")          1998    Serves as the general contractor in North Carolina.
Lifestyle Communities, Ltd.               ("LCL")          1996    Serves as the exclusive sales agent in the
                                                                     Longleaf and Kinzie Station Phase I & II developments.



                                                        DEVELOPMENT
COMPANY                                                 LOCATION                             OWNERSHIP
---------------------------------------------------     ------------------------------       ----------
CMC Heartland Partners I, LLC             ("CMCI")      Chicago,Illinois                     100% (1)
CMC Heartland Partners II, LLC            ("CMCII")     Chicago,Illinois                     100% (1)
CMC Heartland Partners III, LLC           ("CMCIII")    Chicago,Illinois                     100% (1)
CMC Heartland Partners IV, LLC            ("CMCIV")     Fife,Washington                      100% (1)
CMC Heartland Partners V, LLC             ("CMCV")      St. Marys,Georgia                    100% (1)
CMC Heartland Partners VI, LLC            ("CMCVI")     Not Applicable                       100% (1)
CMC Heartland Partners VII, LLC           ("CMCVII")    Southern Pines, North Carolina       100% (1)
CMC Heartland Partners VIII, LLC          ("CMCVIII")   Not Applicable                       100% (1)
Lifestyle Construction Company,Inc.       ("LCC")       Not Applicable                       100% (2)
Lifestyle Communities, Ltd.               ("LCL")       Not Applicable                       100% (2)

(1) Membership interest owned by CMC.

(2) Stock wholly owned by CMC.


Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCLP, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCC and LCL. The consolidated financial statements include the accounts of Heartland. All intercompany transactions have been eliminated in consolidation.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)



Housing inventories consisted of the following at September 30, 2001 (amounts in thousands):


      Land under development..........    $ 3,618

      Direct construction costs.......      4,667

      Capitalized project costs.......      3,580
                                          -------

                                          $11,865
                                          =======

In December, 1999, Heartland decided to cease building operations in Osprey Cove. The homes and lots are being sold in the ordinary course of business.

2.  Contingencies

At September 30, 2001, Heartland's allowance for claims and liabilities was approximately $4.3 million of which $0.3 million was for the resolution of non-environmental claims and $4 million was for environmental matters. Significant legal proceedings and contingencies are discussed in the 2000 Form 10-K. On July 15, 1999 and again on February 20, 2001, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma in which the Port of Tacoma released all claims against the Company and the Company agreed either to (a) pay $1.1 million on or before December 31, 2001, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date.

On December 2, 2000, the Redevelopment Authority of the City of Milwaukee ("RACM") filed suit in Milwaukee County Circuit Court to obtain access to appraise, survey and conduct environmental and geo-technical investigations on certain property owned by the Company adjacent to the Milwaukee Brewers baseball stadium in furtherance of RACM's efforts to acquire the property by condemnation. The Company and RACM entered into an agreement under which RACM will perform, at RACM's cost, limited investigations and provide the results to Heartland. Management is not able to express an opinion at this time as to the merits of the condemnation action.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

3.  Notes Payable

Heartland has a line of credit agreement in the amount of $9.6 million with LaSalle National Bank ("LNB"), pursuant to which Heartland granted LNB a first lien on certain parcels of land in Chicago, Illinois, Milwaukee, Wisconsin and Fife, Washington which had a carrying value of $13,438,000 and $11,328,000 as of September 30, 2001 and December 31, 2000, respectively. The Company has also pledged as collateral its interest in the Goose Island Joint Venture which has a carrying value of $432,000 and $377,000 at September 30, 2001 and December 31, 2000, respectively. Also, pursuant to the line of credit agreement, Heartland has pledged cash in the amount of $1,150,000 as an interest reserve. The maturity date of the line of credit is December 31, 2001. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (7.5% at September 30, 2001). At September 30, 2001 and December 31, 2000, $4,000,000 and $9,000,000, respectively, had been advanced to the Company by LNB against the line of credit.

At Osprey Cove in St. Marys, Georgia, the First National Bank of St. Marys ("FNB") in Georgia has made two loans on two inventory homes of $170,000 and $235,000 to the Company. The carrying value of the two homes is approximately $560,000 at September 30, 2001. The loans mature on November 7, 2002 and January 5, 2002, respectively. The loans bear interest at the London Interbank Offering Rate plus 3.35% and 3.85%, respectively (6% and 6.5% at September 30, 2001). At September 30, 2001, $405,000 had been advanced to Heartland on the two loans.

As of December 8, 2000, Heartland has an agreement for a $3,000,000 revolving line of credit for the construction of homes in its Longleaf community located in Southern Pines, NC with Bank One of Illinois ("Bank One"). Also, on December 8, 2000, Heartland borrowed $250,000 from Bank One to purchase the remaining lots owned by the developer of Longleaf. This $250,000 was the first payment related to certain liabilities assumed by the Company in accordance with a purchase agreement executed on December 12, 2000. The carrying value of the land and housing inventories for these two loans at September 30, 2001 and December 31, 2000, is $3,490,000 and $3,577,000, respectively. The line of credit and the $250,000 loan mature April 12, 2002 and bear interest at the prime rate (6% at September 30, 2001). At September 30, 2001 and December 31, 2000, $1,569,000 and $1,383,000, respectively, had been advanced by Bank One to Heartland on these two loans.

On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000, of which $2,000,000 remains outstanding at September 30, 2001, and changed the maturity date of the loan to February 23, 2002. The loan bears interest at the prime rate (6% at September 30, 2001).

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

4. Related Party Transactions

Heartland has a management agreement with Heartland Technology, Inc. ("HTI") pursuant to which Heartland is required to pay HTI an annual management fee in the amount of $425,000 until June 27, 2005. The management fee for the first nine months of 2001 of $319,000 has been accrued as an expense and was credited against amounts owed the Company by HTI.

Under a management services agreement, HTI reimburses Heartland for reasonable and necessary costs and expenses for services. These totaled $641,000 for the nine months ended September 30, 2001. Heartland also makes cash advances to HTI. HTI owed the Company $7,558,000 and $4,581,000 as of September 30, 2001 and December 31, 2000, respectively, related to these expenses and cash advances. On December 29, 2000, HTI executed a line of credit promissory note that is due on demand, payable to Heartland in the amount of $6,000,000. At that time, HTI granted the Company a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. On May 11, 2001, HTI executed an additional line of credit promissory note in the amount of $1,000,000. On July 3, 2001, the $1,000,000 promissory note was cancelled and a replacement line of credit promissory note in the amount of $1,500,000 was executed. On October 11, 2001, the $1,500,000 line of credit promissory note was cancelled and a replacement line of credit promissory note in the amount of $2,000,000 was executed. The line of credit promissory notes bear interest at 13%. The total of the two line of credit promissory notes is $8,000,000. As collateral for these two notes, HTI Class B, LLC pledged, on December 14, 2000, to Heartland a senior lien and a senior security interest in the Heartland Class B Limited Partnership Interest owned by HTI Class B, LLC.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

5. Reportable Segments

The following table sets forth the reconciliation of net income for Heartland's reportable segments for the quarters ended September 30, 2001, and 2000 (See
Note 1 to the Consolidated Financial Statements).



                                                               Property
                                      Land Sales (1)          Development (2)         Corporate (3)          Consolidated
(amounts in thousands)                Quarter Ended          Quarter Ended           Quarter Ended           Quarter Ended
                                      September 30,           September 30,           September 30,          September 30,
Income:                             2001        2000        2001        2000        2001        2000        2001        2000
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Property sales                   $     249   $      61   $   4,984   $  17,402   $       0   $       0   $   5,233   $  17,463
Less: Cost of property sales            14          19       3,886      12,049           0           0       3,900      12,068
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Gross profit on property sales         235          42       1,098       5,353           0           0       1,333       5,395
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Operating expenses:
Sales and marketing expenses           165         167         764         407           0           0         929         574
General and administrative               0           0           0          22         569         388         569         410
Real estate taxes                       18           0          18          23           0           0          36          23
Environmental expenses                  18          22           0           0           0           0          18          22
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Total operating expenses               201         189         782         452         569         388       1,552       1,029
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Net operating income (loss)             34        (147)        316       4,901        (569)       (388)       (219)      4,366

Other Income and (Expense):
Portfolio income                         0           0           0           0         268          96         268          96
Rental income                           74         210           0           0           0           0          74         210
Other Income                             0           0          34         161           0           0          34         161
Depreciation                             0           0          (9)        (23)        (16)        (66)        (25)        (89)
Management fee                           0           0           0           0        (107)       (319)       (107)       (319)
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Total other income                      74         210          25         138         145        (289)        244          59
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Net income (loss)                $     108   $      63   $     341   $   5,039  $     (424)  $    (677)  $      25   $   4,425
                                 =========   =========   =========   =========   =========   =========   =========   =========

Properties, net of
accumulated depreciation         $     729   $     759   $  28,025   $  43,774  $      418   $     346   $  29,172   $  44,879
                                 =========   =========   =========   =========   =========   =========   =========   =========

Total assets                     $   1,765   $     896   $  30,064   $  47,610  $    9,126   $   4,655   $  40,955   $  53,161
                                 =========   =========   =========   =========   =========   =========   =========   =========


                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


(1) The Land Sales business segment consists of approximately 14,022 acres of land located throughout 12 states for sale as of September 30, 2001, and the related rentals, sales and marketing and operating expenses.

(2) The Property Development business segment consists of the approximately 534 acres representing 13 sites that Heartland is in the process of developing or homebuilding communities in which Heartland is currently acquiring finished lots, selling and building homes. The related selling and operating expenses are also reported for this business segment.

(3) The Corporate level consists of portfolio income from investments, salaries and general and administrative expenses for the employees and occupied commercial space at Kinzie Station Phase I located in Chicago, Illinois.

6. Employee Compensation Arrangements

The President and Chief Executive Officer of the Company will receive commencing January 1, 2000 and continuing thereafter during the time he is employed incentive payments equal to 1/2% of the net proceeds from sales of certain real estate after deducting any debt obligations, closing costs and any real estate brokers commission. As of December 31, 2000 and for the nine months ended September 30, 2001, $73,000 and $82,000, respectively, had been accrued as compensation expense under this plan. As of September 30, 2001, $113,000 had been paid to the President and Chief Executive Officer by the Company. On October 18, 2000, the President and Chief Executive Officer of Heartland borrowed $375,000 from the Company, of which $330,000 remains outstanding at September 30, 2001 and is included as part of accounts receivable at September 30, 2001. The note is due October 17, 2005, and interest is payable quarterly at the rate of 11% per year. On October 17, 2000, an amendment to the employment agreement authorizes the Company to deduct from any incentive payment made to him 40% of that payment and apply it to his outstanding note due to the Company. As a result of this amendment, $45,000 of the above described payment of $113,000 was applied to the outstanding note balance.

Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan shall be computed by multiplying the following percentages (3% for the years 2000 and 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. The aggregate benefits payable under the Sales Plan shall be computed by multiplying 3% for the years 2000 and 2001 by the net proceeds from the sale of certain real estate during those years. As of December 31, 2000 and for the nine months ended September 30, 2001, $533,000 and $392,000, respectively, had been accrued as compensation expense under the plans. As of September 30, 2001, $267,000 had been paid to the officers by the Company.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

7. Subsequent Events

On October 1, 2001, the 14 acre property in Bozeman, Montana sold to the Bozeman Public Library closed at a sales price of $2,150,000. At that time, a paydown of $1,600,000 was made on the LNB line of credit. The outstanding amount owed LNB is $2,400,000 at October 3, 2001. Also, on October 31, 2001, the LNB line of credit was reduced permanently from $9,600,000 to $6,600,000.

On August 22, 2001, Heartland announced that it had been authorized by its General Partner, HTI, to purchase up to 50,000 of its outstanding Class A partnership units. As of October 31, 2001, the Company had repurchased 46,360 Class A partnership units at a total cost of $777,000. These repurchases will be shown as a reduction of Partners' Capital.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2001


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

Liquidity and Capital Resources

Cash flow from operating activities has been derived primarily from proceeds of property sales. Cash was $2,527,000 (including $1,977,000 of restricted cash) at September 30, 2001, and $2,849,000 (including $2,699,000 of restricted cash) at December 31, 2000.

Net cash provided by operating activities was $9,374,000 in the first nine months of 2001, compared to $9,299,000 provided by operating activities in the first nine months of 2000 or an increase in net cash provided by operating activities of $75,000 between the two nine month periods.

HTI owed Heartland $7,558,000 and $4,581,000 at September 30, 2001 and December 31, 2000, respectively. HTI is attempting to repay this obligation in the ordinary course of business. In the event that HTI is unable to repay such amount in full by December 31, 2001, the Company will reclassify the outstanding balance at December 31, 2001 as a component of Partners' Capital.

Development Property

At September 30, 2001, property designated for development consisted of 13 sites comprising approximately 534 acres. The book value of this land is $8,455,000 or an average of $15,800 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell. Heartland's objective for these properties is to maximize unitholder value.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2001

Kinzie Station

Heartland has a 3.88 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 residential units on this 3.88 acre site was received in 1997. On March 28, 2001, zoning approval to increase the total number of residential units from 381 to 442 units was received from the City of Chicago. In addition to the 3.88 acre site, the Company owns approximately 9 acres of land and 4 acres of air rights adjacent to Kinzie Station. This acreage is currently zoned for industrial and manufacturing uses. The Company has entered into a contract, subject to various contingencies, to sell a 1.66 acre parcel of this land to a developer for approximately $2,000,000. Also, Heartland has entered into a letter of intent, subject to various contingencies, to sell a 1.82 acre parcel of this land to a commercial property developer for approximately $5,000,000.

Kinzie Station Phase I

Kinzie Station Phase I is situated on 1.23 acres. The construction of Kinzie Station Phase I started on October 1, 1998. The Company has closed 158 Tower units and 17 Plaza units during the period May 1, 2000 to September 30, 2001.

                                 Kinzie Station
                                     Phase I
                                   Unit Detail
                            As of September 30, 2001

                             Total Number   Sale Contracts
                               of Units        To-Date
                             ------------   --------------
    Tower Building                    163              159
    Plaza                              24               17
    Townhomes                           5                3
                             ------------   --------------
        Total                         192              179
                             ============   ==============

On October 20, 1999, the Company executed loan documents with Bank One of Illinois ("Bank One") for a loan of $5,250,000 to construct the Kinzie Station Plaza building. On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000, of which $2,000,000 remains outstanding at September 30, 2001, and changed the maturity date of the loan to February 23, 2002. The loan bears interest at the prime rate (6% at September 30, 2001).

Kinzie Station Phase II

Heartland has a 2.65 acre site in the City of Chicago known as Kinzie Station Phase II. On approximately 1.45 acres, the Company expects to construct an approximately 250 apartment complex with the remaining 1.2 acres available for future commercial development. The Company entered into a contract to sell the 1.2 acre commercial property to a developer for use as a parking facility for $2,937,000. This sale closed August 10, 2001. As described above in the Kinzie Station section, zoning approval was received March 28, 2001.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2001

Osprey Cove

Included in the aforementioned 534 acres are approximately 2 acres consisting of 5 lots purchased for $200,000 or an average of $40,000 per lot at Osprey Cove in St. Marys, GA. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities, which includes a recreational complex, lakes, a boat dock and a boat launch. In December, 1999, the Company decided to cease operations at Osprey Cove. As of September 30, 2001, a total of 64 contracts have closed in Osprey; 13 in 2001, 16 in 2000, 20 in 1999, 13 in 1998 and 2 in 1997.

It is anticipated that the 2 completed inventory homes and 3 owned inventory lots will be sold and closed in the ordinary course of business.

                                   Osprey Cove
                              Unit Inventory Detail
                            As of September 30, 2001



    Inventory homes                     2
    Lots owned-inventory                3
                             ------------
    Total unit inventory                5
                             ============

At Osprey Cove in St. Marys, Georgia, the First National Bank of St. Marys ("FNB") in Georgia has made two loans on two inventory homes of $170,000 and $235,000 to the Company. The loans mature on November 7, 2002 and January 5, 2002, respectively. The loans bear interest at the London Interbank Offering Rate plus 3.35% and 3.85%, respectively (6% and 6.5% at September 30, 2001). At September 30, 2001, $405,000 had been advanced to Heartland on the two loans.

Longleaf

At September 30, 2001, the Company owns 207 lots in its Longleaf community located in Southern Pines, North Carolina. These 207 lots were purchased for $2,401,000, an average of $11,600 per lot.

In Longleaf, the Company has closed , as of September 30, 2001, a total of 34 contracts; 6 in 2001, 15 in 2000 and 13 in 1999. When the Company assumed day to day operations of Longleaf in April, 1998, there were a number of homes under construction which were owned by the developer, as well as resale homes, on the market. As of September 30, 2001, the Company has sold 38 homes and 5 lots for these owners since April 1, 1998.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2001


                                    Longleaf
                              Unit Inventory Detail
                            As of September 30, 2001


    Model homes                                          2
    Sold homes under construction                        2
    Inventory homes under construction                   6
    Lots owned                                         197
                                            --------------
    Total unit inventory                               207
                                            ==============

As of December 8, 2000, Heartland has an agreement for a $3,000,000 revolving line of credit for the construction of homes in Longleaf with Bank One. Also, on December 8, 2000, Heartland borrowed $250,000 to purchase the remaining lots owned by the developer of Longleaf. This $250,000 was the first payment related to certain liabilities assumed by the Company in accordance with a purchase agreement executed on December 12, 2000. The revolving line of credit and $250,000 loan mature April 12, 2002 and bear interest at the prime rate (6% at September 30, 2001). At September 30, 2001, $1,569,000 had been advanced by Bank One to Heartland on these two loans.


Bloomfield

Heartland owned 122 acres of undeveloped acreage in Rosemount, Minnesota. On June 21, 2001, Centex Homes purchased the 122 acres from the Company for $5,175,000.

Bozeman, Montana

Heartland entered into a contract to sell its 14-acre property in Bozeman, Montana to the Bozeman Public Library for $2,150,000. This sale closed October 1, 2001.

Other Development Activities

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of September 30, 2001, the buildings had been built and leases had been signed for all of the 265,000 square feet. On August 27, 2001, Heartland signed a listing agreement with Grubb & Ellis, a national real estate brokerage firm, to sell its interest in the Goose Island Industrial Park. This listing agreement expires December 31, 2001.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2001

On December 1, 1998, the Fife property was annexed to the City of Fife, Washington. A Local Improvement District has been approved in order to support the improvement and extension of sewers and sewer capacity for the site. The city of Fife has zoned the property for residential usage. Heartland has prepared and submitted the Environmental Impact Statement to the City for acceptance. The Fife City Council approved the preliminary plat for the project on September 25, 2001. In October, 2001, the Company entered into a contract, subject to various contingencies, to sell this 177 acre property to a developer for approximately $17,000,000. The contract calls for the developer to purchase the property in three phases. The developer is required to complete the purchase of each phase in December, 2001, 2002 and 2003, respectively.

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

Heartland's current inventory of land held for sale consists of 14,022 acres located throughout 12 states. The book value of this inventory is approximately $729,000. The majority of the land is former railroad rights-of-way, long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites located in small rural communities or outlying mid-cities are leased to third parties for agricultural, industrial, retail and residential use. These properties may be improved with the lessee's structures and include grain elevators, storage sheds, parking lots and small retail service facilities.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2001

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $4 million at September 30, 2001 for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued.

In addition, Heartland has established an allowance for resolution of non-environmental claims of $.3 million.

Heartland does not at this time anticipate that these claims or assessments will have a material effect on the Company's liquidity, financial position and results of operations beyond the reserve which the Company has established for such claims and assessments. In making this evaluation, the Company has assumed it will continue to be able to assert the bankruptcy bar arising from the reorganization of its predecessor and that resolution of current pending and threatened claims and assessments will be consistent with the Company's experience with similar previously asserted claims and assessments.

While the timing of the payment in respect of environmental claims has not significantly adversely affected the Company's cash flow or liquidity in the past, management is not able to reasonably anticipate whether future payments may or may not have a significant adverse effect in the future.

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. As of September 30, 2001, the Company had a line of credit with LaSalle National Bank ("LNB") in the amount of $9.6 million. On October 31, 2001, the line of credit was permanently reduced to $6.6 million. Cash in the amount of $1,150,000 is pledged as an interest reserve. The line of credit matures December 31, 2001. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (7.5% at September 30, 2001). At September 30, 2001, $4,000,000 had been advanced to the Company by LNB against the line of credit. On October 1, 2001, the 14 acre property in Bozeman, Montana sold to the Bozeman Public Library closed at a sales price of $2,150,000. At that time, a paydown of $1,600,000 was made on the LNB line of credit. The outstanding amount owed LNB at October 3, 2001 is $2,400,000. If the $1,150,000 interest reserve was applied to the outstanding note balance on October 3, 2001 of $2,400,000, Heartland would owe LNB $1,250,000.

Results of Operations

Operations for the third quarter and nine months ended September 30, 2001, resulted in net income of $25,000 and $5,451,000, respectively. For the third quarter and nine months ended September 30, 2001, the income allocated to the Class A Limited Partners is $25,000 and $5,370,000, respectively, or $.01 and $2.51 per Class A Unit, respectively. Operations for the third quarter and nine months ended September 30, 2000, resulted in net income of $4,425,000 and $7,741,000, respectively. For the third quarter and nine months ended September 30, 2000, the income allocated to the Class A Limited Partners was $3,802,000 or $1.77 per Class A Unit for each period.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2001

In prior periods, no losses were allocated to the Class A Unitholders because the partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their capital account such net loss shall be allocated only among partners having positive balances in their capital account. However, in the third quarter of the year 2000, the Class A Limited Partners Capital accounts were restored to a positive balance and income in the third quarter was allocated to the Class A Limited Partners according to their proper percentage.

The decrease in net income for the first nine months of 2001 compared to net income in the first nine months of 2000 of $2,290,000 is attributable to a decrease in the gross revenues and gross profit on closed Kinzie Station Phase I units. For the first nine months of the year 2001, and 2000, Heartland closed 35 units and 110 units, respectively, in Kinzie Station Phase I. These closed units resulted in gross revenues of $10,980,000 and $23,641,000 for the nine months ended September 30, 2001, and 2000, respectively. The difference in gross profit in Kinzie Phase I closings between the years was $2,537,000.

Total operating expenses were $4,580,000 and $3,938,000 for the first nine months ending September 30, 2001, and 2000, respectively. The increase of $642,000 is due to increased sales and marketing expenses of $853,000 primarily related to interest, homeowners fees and taxes on completed inventory homes in the Kinzie Station Phase I development, Longleaf and Osprey Cove communities, and the increased advertising expenses for the initial phase of selling units in the new Kinzie Station Phase II development. This $853,000 increase in sales and marketing expenses is offset by a reduction in general and administrative expenses of $200,000.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2001

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of September 30, 2001, Heartland's total consolidated indebtedness was $7,974,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at September 30, 2001 is $7,974,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate plus 0.00% to 1.5%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $20,000.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See  Management's  Discussion  and Analysis of Financial  Condition
and  Results  of   Operations:   Economic   and  Other   Conditions
Generally, Access to Financing and Interest Rate Sensitivity.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2001

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

At September 30, 2001, Heartland's allowance for claims and liabilities was approximately $4.3 million. During the nine months ended September 30, 2001, a decrease of approximately $141,000 in the provision was recorded in respect to environmental matters. Material legal matters are discussed below.

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

On October, 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified July 15, 1999 and February 20, 2001, in which the Port released all claims and the Company agreed either to (a) pay $1.1 million on or before December 31, 2001, plus interest from January 1, 1999, or (b) to convey to the Port real property to be agreed upon at a later date. At September 30, 2001, Heartland's allowance for claims and liabilities for this site was $1,100,000.

The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2001

Wheeler Pit, Janesville, Wisconsin

In November, 1995, the Company settled a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997.

Milwaukee, Wisconsin

On December 2, 2000, the Redevelopment Authority of the City of Milwaukee ("RACM") filed suit in Milwaukee County Circuit Court to obtain access to appraise, survey and conduct environmental and geo-technical investigations on certain property owned by the Company adjacent to the Milwaukee Brewers baseball stadium in furtherance of RACM's efforts to acquire the property by condemnation. The Company and RACM entered into an agreement under which RACM will perform, at RACM's cost, limited investigations and provide the results to Heartland. Management is not able to express an opinion at this time as to the merits of the condemnation action.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2001

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2001


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:


Exhibit No.   Description
-----------   ------------------------------------------------------------


10.54 $2,000,000 Line of Credit Promissory Note dated October 11, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners
              (collectively, the payee) (filed herewith).


(b)   Reports on Form 8-K;

 A Form 8-K was filed by the Company on August 22, 2001 announcing, pursuant to a press release dated August 16, 2001, that the Company has been authorized by its General Partner, Heartland Technology, Inc., to purchase up to 50,000 of its outstanding Class A partnership units.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HEARTLAND PARTNERS, L.P.
                                                  (Registrant)



Date:  November 14, 2001           BY:         /s/ Edwin Jacobson
                                      ----------------------------------------
                                                  Edwin Jacobson
                                      President and Chief Executive Officer
                                             Heartland Technology, Inc.
                                                 The General Partner
                                            (Principal Executive Officer)








Date:  November 14, 2001           BY:      /s/ Richard P. Brandstatter
                                      ----------------------------------------
                                               Richard P. Brandstatter
                                          Vice President-Finance, Secretary
                                                   And Treasurer of
                                              Heartland Technology, Inc.
                                                 The General Partner
                                   (Principal Financial and Accounting Officer)

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2001






                              EXHIBIT INDEX
                             ---------------

Exhibit No.   Description
-----------   ------------------------------------------------------------

10.54 $2,000,000 Line of Credit Promissory Note dated October 11, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners
              (collectively, the payee) (filed herewith).

                                                                  Exhibit 10.54

                         LINE OF CREDIT PROMISSORY NOTE


$2,000,000
                                                               October 11, 2001


           FOR VALUE RECEIVED, HEARTLAND TECHNOLOGY, INC. (the "Borrower"), hereby unconditionally promises to pay to the order of HEARTLAND PARTNERS, L.P. and CMC HEARTLAND PARTNERS (collectively, the "payee") at the office of the Payee in lawful money of the United States of America on demand in immediately available funds, the principal amount of the lesser of $2,000,000 or such principal amount of unpaid advances from Payee as is then outstanding. The Borrower further agrees to pay interest in like money at such office on the unpaid principal amount hereof from time to time outstanding from the date of borrowing until the principal amount is paid in full at a fixed rate of interest equal to thirteen percent (13%), calculated on the basis of a 360 day year for the number of days actually elapsed. Interest shall be payable in arrears at maturity. The Borrower shall be permitted to borrow, repay and reborrow funds under this Note.

           All sums due hereunder shall, automatically, without further action, become immediately due and payable, upon the occurrence of any of the following events (each, an "Event of Default"):

           (1) a receiver, liquidator or trustee of the Borrower or of any property of the Borrower shall be appointed by court order and such order shall remain unstayed and in effect for more than 60 days; or the Borrower shall be adjudged bankrupt or insolvent; or any of the property of the Borrower shall be restrained, attached or sequestered by court order of become subject to any levy of any court and such order shall remain unstayed and in effect from more than 60 days; or a petition to reorganize the Borrower under any bankruptcy, reorganization, arrangement, moratorium, or insolvency law or code or other debtor relief proceedings shall be filed against the Borrower and shall not be dismissed within 60 days after such filing or an order for relief shall be entered against the Borrower (in being understood that for the purposes of Paragraphs (1), (2), (3), (4) and (5), the term the "Borrower" includes any "significant subsidiary" of the Borrower as that term is defined by the Securities and Exchange Commission);

           (2) the Borrower shall file a petition in voluntary bankruptcy or requesting relief under any provision of any bankruptcy, reorganization, or insolvency law or shall consent to the filing of any petition against it under any such law or code;

           (3) the Borrower shall make an assignment for the benefit of its creditors or consent to the appointment of a receiver, trustee, or liquidator of the Borrower or of all or any part of the property of the Borrower;

           (4) the Borrower shall be dissolved or liquidated or the existence of the Borrower shall terminate except pursuant to a merger pursuant to which the Obligations become obligations of the surviving entity; or

           (5) any seizure, vesting, or intervention by or under the authority of any governmental agency by which the management of the Borrower is displaced or its authority in the conduct of its business is curtailed shall occur.

  THE BORROWER WAIVES ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM CONCERNING ANY RIGHTS UNDER THIS NOTE, ANY LOAN DOCUMENT TO WHICH IT IS A PARTY OR UNDER ANY OTHER DOCUMENT OR AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH OR THEREWITH, OR ARISING FROM ANY LENDING RELATIONSHIP EXISTING IN CONNECTION WITH THIS NOTE, AND AGREES THAT ANY SUCH ACTION, PROCEEDING OR COUNTERCLAIM SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY.

           This Note shall be governed by the substantive laws of the State of Illinois.

                          HEARTLAND TECHNOLOGY, INC.



                          By:    _______________________________

                          Title: _______________________________