Form 10-K
period 2001-12-31
HEARTLAND PARTNERS L P
filed 2002-04-01
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2001
                                       or
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE    ACT OF 1934

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

                                            Name of each exchange on which
        Title of each class                         registered
   Class A Limited Partnership Units           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ ]

The aggregate market value of the Registrant's Class A Limited Partnership Units held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's units on the American Stock Exchange as of March 28, 2002, was approximately $26,288,000. On that date there were 2,092,678 units outstanding. For the purposes of this computation, it is assumed that non-affiliates of the Registrant are all holders other than directors and officers of Heartland Technology, Inc., and managers of HTI Interests, LLC.

Exhibit index appears on Page 77.

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

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. At December 31, 2001, CMC Heartland Partners ("CMC") was an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI was the general partner of Heartland. HTI transferred its general partner interest in the Company to HTI Interests, LLC ("HTII"), a Delaware limited liability company, owned 99.9% by HTI and .1% by HTI Principals, Inc., a Delaware corporation, owned by four of HTI's Board of Directors and a former director of HTI. HTII is now the General Partner of Heartland, (in such capacity, the "General Partner").

The following table sets forth various entities formed by the Company since its inception, date and purpose of formation, development location and ownership:


                                                          YEAR
COMPANY                                                   FORMED   BUSINESS PURPOSE
---------------------------------------------------       ------   ------------------------------------------------------------
Heartland Development Corporation         ("HDC")          1993    General Partner of CMC Heartland Partners I, Limited Partnership
CMC Heartland Partners I, Limited         ("CMCLP")        1993    Owned Bloomfield development
 Partnership
CMC Heartland Partners I, LLC             ("CMCI")         1998    Owns  Kinzie Station Phase II
CMC Heartland Partners II, LLC            ("CMCII")        1997    Owns the Goose Island Industrial Park joint venture
CMC Heartland Partners III, LLC           ("CMCIII")       1997    Owns  Kinzie Station Phase I
CMC Heartland Partners IV, LLC            ("CMCIV")        1998    Developing approximately 177 acres in Fife, Washington
CMC Heartland Partners V, LLC             ("CMCV")         1996    Owns lots and homes in Osprey Cove
CMC Heartland Partners VI, LLC            ("CMCVI")        1997    To acquire and hold future acquisitions
CMC Heartland Partners VII, LLC           ("CMCVII")       1997    Owns lots and homes in the Longleaf Country Club
CMC Heartland Partners VIII, LLC          ("CMCVIII")      1998    To acquire and hold future acquisitions
Lifestyle Construction Company,Inc.       ("LCC")          1998    Serves as the general contractor in North Carolina
Lifestyle Communities, Ltd.               ("LCL")          1996    Serves as the exclusive sales agent in the
                                                                     Longleaf and Kinzie Station Phase I & II developments



                                                        DEVELOPMENT
COMPANY                                                 LOCATION                             OWNERSHIP
---------------------------------------------------     ------------------------------       ----------
Heartland Development Corporation         ("HDC")       Not applicable                       100% (1)
CMC Heartland Partners I, Limited         ("CMCLP")     Rosemount, Minnesota                 100% (2)
 Partnership
CMC Heartland Partners I, LLC             ("CMCI")      Chicago,Illinois                     100% (3)
CMC Heartland Partners II, LLC            ("CMCII")     Chicago,Illinois                     100% (3)
CMC Heartland Partners III, LLC           ("CMCIII")    Chicago,Illinois                     100% (3)
CMC Heartland Partners IV, LLC            ("CMCIV")     Fife,Washington                      100% (3)
CMC Heartland Partners V, LLC             ("CMCV")      St. Marys,Georgia                    100% (3)
CMC Heartland Partners VI, LLC            ("CMCVI")     Not Applicable                       100% (3)
CMC Heartland Partners VII, LLC           ("CMCVII")    Southern Pines, North Carolina       100% (3)
CMC Heartland Partners VIII, LLC          ("CMCVIII")   Not Applicable                       100% (3)
Lifestyle Construction Company,Inc.       ("LCC")       Not Applicable                       100% (4)
Lifestyle Communities, Ltd.               ("LCL")       Not Applicable                       100% (4)


(1) Stock wholly owned by Heartland.

(2) HDC owns a 1% General Partnership interest and CMC owns a 99% Limited Partnership interest.

(3) Membership interest owned by CMC.

(4) Stock wholly owned by CMC.


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

Subject to the limitation described in the preceding paragraph, the General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner. Liquidating distributions, upon dissolution of the partnership, are made pro rata to each partner in accordance with its positive Capital Account balance after certain adjustments set out in the partnership agreement. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On November 24, 1997, Heartland declared a cash distribution in the amount of $1.6 million to Unitholders and Partners of record on December 29, 1997, that was paid on January 7, 1998. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month.

On August 22, 2001, Heartland announced that it had been authorized by its General Partner to purchase up to 50,000 of its outstanding Class A partnership units. As of December 31, 2001, the Company had repurchased 47,360 Class A partnership units at a total cost of $794,000. These repurchases are shown as a reduction of Partners' Capital.

As of December 31, 2001, Heartland and CMC loaned HTI an aggregate of $8,186,000. The loans are collateralized by a security interest in the Class B limited partner interest and bear interest at 13%. The Company has also received as compensation for the loans a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI and the Company have provided loans, on market terms, to each other from time to time, as provided in the agreements between them. The initial terms of the loan were based on the collateral of the Class B interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

At December 31, 2001, HTI owed Heartland and CMC approximately $8,186,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B limited partner interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is not at this time able to predict the ultimate outcome of its efforts to protect its interests in the Collateral or the effect thereof on the Class A limited partners. Nevertheless, management believes the note receivable of $8,186,000 is recoverable through the Company's security interest in the Class B limited partner interest.

Real Estate Development Activities

At year end 2001, property designated for development consisted of 12 sites comprising approximately 522 acres. The book value of this land is approximately $8,294,000 or an average of $15,900 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell them. Heartland's objective for these properties is to maximize unitholder value over a period of years.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Kinzie Station

As of January 1, 2001, Heartland had a 3.88 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 residential units on this 3.88 acre site was received in 1997. On March 28, 2001, zoning approval to increase the total number of residential units from 381 to 442 units was received from the City of Chicago. In addition to the 3.88 acre site, the Company owns approximately 8 acres of land and 4 acres of air rights adjacent to Kinzie Station. This acreage is currently zoned for industrial and manufacturing uses. Also, Heartland has entered into a letter of intent, subject to various contingencies, to sell a 1.82 acre parcel of this land to a commercial property developer for approximately $5,000,000.

Kinzie Station Phase I

Kinzie Station Phase I is situated on 1.23 acres. The construction of Kinzie Station Phase I started on October 1, 1998. The Company closed 160 Tower units and 18 Plaza units during the period May 1, 2000 to December 31, 2001.

                             Kinzie Station
                                Phase I
                              Unit Detail
                        As of December 31, 2001

                                    Total Number     Sale Contracts
                                      of Units          To-Date

     Tower Building                          163                160
     Plaza                                    24                 18
                                    ------------     --------------
          Total                              187                178
                                    ============     ==============

On October 20, 1999, the Company executed loan documents with Bank One of Illinois ("Bank One") for a loan of $5,250,000 to construct the Kinzie Station Plaza building. On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000, of which $1,500,000 remains outstanding at December 31, 2001, and changed the maturity date of the loan to February 23, 2002. Effective February 23, 2002, the maturity date of this loan was extended to June 23, 2002. The loan bears interest at the prime rate (4.75% at December 31, 2001).

Kinzie Station Phase II

As of January 1, 2001, Heartland had a 2.65 acre site in the City of Chicago known as Kinzie Station Phase II. On approximately 1.45 acres, the Company has zoning to construct a 267 unit residential tower building. On August 10, 2001, the Company closed the sale of the 1.2 acre commercial property to a developer for use as a parking facility for $2,937,000.

Osprey Cove

Included in the aforementioned 522 acres are approximately 2 acres consisting of 4 lots purchased for $161,000 or an average of $40,250 per lot at Osprey Cove in St. Marys, GA. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities, which includes a recreational complex, lakes, a boat dock and a boat launch. In December, 1999, the Company decided to cease operations at Osprey Cove. As of December 31, 2001, 65 contracts have closed in Osprey; 14 in 2001, 16 in 2000, 20 in 1999, 13 in 1998 and 2 in 1997.

                              Osprey Cove
                         Unit Inventory Detail
                        As of December 31, 2001


     Sold homes completed                          2
     Lots owned (1 lot sold)                       2
                                             -------
                Total unit inventory               4
                                             =======


As of March 31, 2002, the 2 sold homes and 1 sold lot have closed. The 1 unsold lot owned by Heartland is being marketed and is expected to be sold and closed in the ordinary course of business.

At Osprey Cove in St. Marys, Georgia, the First National Bank of St. Marys ("FNB") in Georgia has made two loans on the two homes of $153,000 and $235,000 to the Company. The loans would have matured on November 7, 2002 and July 5, 2002, respectively. The loans bear interest at 7%. At December 31, 2001, $388,000 had been advanced to Heartland on the two loans. As of March 19, 2002, these two loans have been paid in full.

Longleaf

In September, 1998, the Company signed a contract to be the exclusive homebuilder and marketer for the Longleaf Country Club in Southern Pines, North Carolina. Under the terms of the contract, CMC was entitled to sell and build up to 244 homes on lots owned by Longleaf Associates Limited Partnership ("LALP"), an affiliate of General Investment & Development, an unrelated party. Heartland assumed the day to day operations on April 1, 1998. On December 12, 2000, Heartland executed a purchase agreement whereby it purchased the remaining 207 lots owned by LALP, by the assumption of certain liabilities owed by LALP to other unrelated parties and the payment of $250,000. The purchase price of $2,459,000, which includes the $250,000 paid on December 12, 2000, for these 207 lots was determined by calculating the net present value of the payments to be paid over a ten year period using a discount rate of 10%. Also, per the purchase agreement, the Company is obligated to pay LALP 49% of the Net Cash Flow, as defined, each year for the period January 1, 2001 to December 31, 2005. At December 31, 2001, no payments of Net Cash Flow are owed or due to LALP. At December 31, 2001, the Company owned 204 lots purchased for approximately $2,341,000, an average of $11,500 per lot. These 204 lots comprising 66 acres of land, are also included in the aforementioned 522 acres.

In Longleaf, the Company has closed , as of December 31, 2001, a total of 37 contracts; 9 in 2001, 15 in 2000 and 13 in 1999. When the Company assumed day to day operations of Longleaf in April, 1998, there were a number of homes under construction which were owned by the developer, as well as resale homes, on the market. As of December 31, 2001, the Company has sold 43 homes and 5 lots for these owners since April 1, 1998.


                                Longleaf
                         Unit Inventory Detail
                        As of December 31, 2001


     Model homes completed                                        2
     Sold homes not under construction                            1
     Inventory homes completed                                    5
     Lots owned                                                 196
                                                       ------------
                      Total unit inventory                      204
                                                       ============

On December 8, 2000, Heartland entered into an agreement for a $3,000,000 revolving line of credit for the construction of homes in Longleaf with Bank One. Also, on December 8, 2000, Heartland borrowed $250,000 from Bank One to purchase the remaining lots owned by LALP. This $250,000 was the first payment related to certain liabilities assumed by the Company in accordance with a purchase agreement executed on December 12, 2000. The revolving line of credit and $250,000 loan mature April 12, 2002 and bear interest at the prime rate (4.75% at December 31, 2001). At December 31, 2001, $1,358,000 had been advanced by Bank One to Heartland on these two loans. The Company is currently in negotiations with Bank One to extend the maturity dates of the revolving line of credit and $250,000 loan. While the Company has no reason to believe the extension of the credit facility and loan will not be approved by Bank One, there can be no assurance the contemplated extension will be given. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

Bloomfield

At January 1, 2001, the Company owned two parcels of land in Rosemount, Minnesota. The Company zoned, subdivided and improved parts of the property as a master planned community called Bloomfield.

On March 31, 2001, the Company closed the sale of 113 acres it owned in Rosemount, Minnesota to a local church for $4,000,000.

On June 21, 2001, Centex Homes purchased the Company's remaining 122 acres for $5,275,000.

Bozeman, Montana

Heartland sold its 14-acre property in Bozeman, Montana to the Bozeman Public Library for $2,150,000. This sale closed October 1, 2001.

Fife, Washington

On December 1, 1998, the Company's 177 acre Fife property was annexed to the City of Fife, Washington. A Local Improvement District (LID) has been approved in order to support the improvement and extension of sewers and sewer capacity for the site. The City of Fife has zoned the property for residential usage. The Fife City Council approved the preliminary plat for the project on September 25, 2001.

On December 28, 2001, Heartland executed a construction management agreement with Crab Apple Beach, L.L.C., an unrelated party, to assist in the management of the development, in phases, of the Fife property. Also, the Company anticipates completing the engineering for the first phase of the development and submitting to the City of Fife the final first phase plat for its approval in the second quarter of the year 2002.

Goose Island Joint Venture

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of December 31, 2001, the buildings had been built and leases had been signed for all of the 265,000 square feet. On August 27, 2001, Heartland signed a listing agreement with Grubb & Ellis, a national real estate brokerage firm, to sell its interest in the Goose Island Industrial Park. This listing agreement expired December 31, 2001.

Menomonee Valley

The Company owns approximately 142 acres of property in the Menomonee River Valley in Milwaukee, Wisconsin. The property is located next to Miller Park, the home stadium of the Milwaukee Brewers baseball team. The Company has proposed a mixed use development to include retail and entertainment uses complementary to the baseball park as a recreational destination. The City of Milwaukee has stated that it believes industrial development would be more appropriate for the site and the Redevelopment Authority of the City of Milwaukee ("RACM") has announced it will seek to acquire the property through eminent domain if necessary. RACM is required to negotiate with the Company before it can file an eminent domain proceeding. The Company may assert legal challenges to RACM's authority if RACM does condemn the property. The outcomes of any eminent domain proceeding or legal challenges to it are uncertain.

Property Sales and Leasing Activities

Heartland's current inventory of land held for sale consists of approximately 13,993 acres located throughout 12 states. The book value of this inventory is approximately $723,000. The majority of the land is former railroad rights-of-way, long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites, located in small rural communities or outlying mid-cities, are leased to third parties for agricultural use and these sites may be improved with the lessee's structures.

The sale, management and leasing of the Company's non-development real estate inventory is conducted by Heartland's Sales and Property Management Department. The volume of Company's sales has slowed over the last seven years due to the less desirable characteristics of the remaining properties. The Company anticipates that the sale of its remaining parcels may extend beyond the year 2002.

The Company leases less than 1% of its total acreage under operating leases. The number of leases declines each year as sales of properties are made to existing lessees. The majority of the leases provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes, maintain insurance and maintain the condition of the property. The majority of the leases are cancellable by either party upon thirty to sixty days notice. Heartland's ability to terminate or modify certain of its leases is restricted by applicable law and regulations.

Other Activities

At December 31, 2001, the allowance for claims and liabilities established by Heartland for environmental and other contingent liabilities totaled approximately $4,337,000. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given the uncertainty inherent in litigation, resolution of these matters could require funds greater or less than the $4,337,000 allowance for claims and liabilities.

Heartland engages outside counsel to defend it in connection with most of these claims. Significant claims are summarized in Note 8 to the Consolidated Financial Statements (See Item 8).

Regulation and Environmental Matters

For a discussion of regulation and environmental matters, see Notes 5 and 8 to the Consolidated Financial Statements (See Item 8).

Employees

At December 31, 2001, Heartland employed 20 people.

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

In addition to the 522 acres designated for development at December 31, 2001, real estate holdings consisted of approximately 13,993 acres of scattered land parcels. States in which large land holdings are located are Illinois, Iowa, Minnesota, Montana, North Carolina, North Dakota, South Dakota, Washington, and Wisconsin. The remaining acreage is located in Georgia, Idaho, Indiana, Michigan and Missouri. Most of the properties are former railroad rights-of-way, located in rural areas, comprising of long strips of land approximately 100 feet in width. Also, included in these scattered land parcels are former station grounds and rail yards. The Company owns certain air rights in the Chicago, Illinois and Milwaukee, Wisconsin areas.

Other than land classified under Real Estate Development Activities in Item 1, the land is typically unimproved. Some of the properties are improved with structures (such as grain elevators and sheds) erected and owned by lessees. Other properties are improved with Heartland-owned buildings that are of little or no value.

Heartland's headquarters occupies approximately 4,000 square feet of owned office space located at 330 North Jefferson Court, Suite 305, Chicago, Illinois. This office space is in the Tower building of the Company's Kinzie Station Phase I development.

Item 3.           Legal Proceedings

In June, 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest.

On October 1, 1998, the Company entered into a Settlement Agreement with the Port of Tacoma which calls for the Company to either pay the Port of Tacoma $1,100,000 or transfer to the Port of Tacoma real estate to be agreed upon at a later date. On January 9, 2002, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma in which the Port of Tacoma released all claims against the Company and the Company agreed either to, (a) pay $1,100,000 on or before December 31, 2002 plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date.

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

In February, 2002, the Company filed suit against the Southeast Wisconsin Professional Baseball District to enforce a provision of a contract between the District and Heartland providing for the construction of an additional two lane bridge to the Company's Menomonee Valley project.

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

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Unitholders of Heartland in the fourth quarter ended December 31, 2001.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
Stockholder Matters

The Units are listed and traded on the American Stock Exchange under the symbol "HTL". The Units began trading on a "when issued" basis on June 20, 1990. The following table sets forth the high and low sales prices per Unit by quarter for the years ended December 31, 2001 and 2000.


2001                       High                       Low

First quarter           $  19                      $  17 1/2
Second quarter             17 1/2                     14 1/4
Third quarter              15 1/2                     13 3/5
Fourth quarter             17 1/4                     14 5/6

2000

First quarter           $  23 3/4                  $  20 1/2
Second quarter             22 1/8                     18 3/4
Third quarter              22 5/8                     18 7/8
Fourth quarter             22 3/16                    18 3/4


Based on records maintained by Heartland's Unit transfer agent and registrar, there were approximately 522 record holders of Heartland's Units as of March 15, 2002.

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

Heartland's Available Cash Flow will be derived from CMC, CMCLP, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVII and LCL. When available and appropriate, the General Partner expects to cause Heartland to make distributions of Heartland's Available Cash Flow in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest, and 1% to the General Partner, although there can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. Liquidating distributions, upon dissolution of the partnership, are made pro rata to each partner in accordance with its positive Capital Account balance after certain adjustments set out in the Partnership agreement. Future lenders to Heartland may impose restrictions on Heartland's ability to make distributions. In addition, distributions may not be made to Unitholders until Heartland has paid to HTI (or its assignee) all accrued and unpaid management fees pursuant to the Management Agreement between Heartland and HTI. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month.

On August 22, 2001, Heartland announced that it had been authorized by its General Partner to purchase up to 50,000 of its outstanding Class A partnership units. As of December 31, 2001, the Company had repurchased 47,360 Class A partnership units at a total cost of $794,000. These repurchases are shown as a reduction of Partners' Capital.

Item 6.           Selected Financial Data

Following is a summary of Heartland's selected financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 (amounts in thousands except per Unit data):


Operating Statement Data:              2001      2000      1999      1998      1997
                                     --------   -------   -------   -------   -------
Operating income (loss)              $  4,426   $ 8,436   $(5,010)  $(6,998)  $(3,096)
Other income                              932     1,408     1,253       914       933
                                     --------   -------   -------   -------   -------
Net income (loss)                    $  5,358   $ 9,844   $(3,757)  $(6,084)  $(2,163)
                                     ========   =======   =======   =======   =======
Net income (loss) allocated to
  General Partner and
  Class B Interest                   $     80   $ 3,938   $(3,757)  $  (182)  $   (33)
                                     ========   =======   =======   =======   =======
Net income (loss) allocated
   to Class A units                  $  5,278   $ 5,906   $    --   $(5,902)  $(2,130)
                                     ========   =======   =======   =======   =======

Net income (loss) per Class A Unit   $   2.48   $  2.76   $    --   $ (2.76)  $ (0.99)
                                     ========   =======   =======   =======   =======
Distribution declared per Class
A limited Partnership unit           $     --   $    --   $    --   $    --   $  0.75
                                     ========   =======   =======   =======   =======



                          DECEMBER     DECEMBER     DECEMBER     DECEMBER     DECEMBER
Balance Sheet Data        31, 2001     31, 2000     31, 1999     31, 1998     31, 1997
                         ----------   ----------   ----------   ----------   ----------
Net Properties           $   28,201   $   38,916   $   50,751   $   28,052   $   23,196
Total assets                 38,420       47,584       57,256       33,231       26,838
Allowance for
  claims and liabilities      4,337        4,478        2,804        2,762        2,169
Total liabilities            18,360       32,088       51,604       23,822       11,347
Partners' capital            20,060       15,496        5,652        9,409       15,491

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

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from development activities, proceeds of property sales, rental income, interest income and proceeds from sales of securities. Cash was $1,299,000 (including $1,196,000 of restricted cash) at December 31, 2001, $2,849,000 (including $2,699,000 of restricted cash) at December 31, 2000 and $4,412,000 (including $4,182,000 of restricted cash) at December 31, 1999. The decrease of $1,550,000 from December 31, 2000 to December 31, 2001, is primarily due to the closing of 38 Kinzie Station Phase I units and the return of all of the Kinzie Station Phase II purchasers' earnest money. The decrease of $1,563,000 from December 31, 1999 to December 31, 2000 was primarily due to the closing of 140 Kinzie Station Phase I units. (See the Consolidated Statements of Cash Flows).

Net cash provided by operating activities was $10,444,000 in 2001, compared to $16,364,000 in 2000. The cash provided by operating activities from the year 2001 compared to the year 2000 decreased by $5,920,000. This is primarily due to housing inventories decreasing $9,507,000 in 2001 compared to $13,909,000 in 2000, which is a difference of $4,402,000. This difference is attributable to closing 38 units in 2001 in Kinzie Station Phase I, compared to 140 units in 2000. Also, the net cash used to reduce accounts payable and accrued liabilities in 2001 was $4,642,000 as compared to 2000 of $3,063,000. This is an increase of $1,579,000 in cash used in operating activities between the years. Net cash provided by operating activities was $16,364,000 in 2000, compared to ($18,208,000) of cash used in operating activities in 1999. The cash provided by operating activities for 2000 compared to 1999 increased $34,572,000. This is primarily due to the significant increase of housing inventories in 1999 relating to the development of Kinzie Station Phase I and other homebuilding activities. During 2000, the Company's housing inventories decreased primarily as a result of sales of units in Kinzie Station Phase I. Additionally, the Company's housing inventories decreased significantly at Osprey Cove and Rosemount due to the Company's decision to cease homebuilding activities and the bulk sale of developed property at Rosemount. This resulted in a decrease in housing inventories of $34,194,000 from 1999 to 2000. (See the Consolidated Statements of Cash Flows).

During the year 2002, cash flows to pay development and homebuilding construction costs will be provided by development, construction and line of credit loans received from various sources.

Proceeds from property sales provided cash flow of $30,471,000 in 2001, $61,009,000 in 2000 and $11,548,000 in 1999. Sales in 2001 consists of 38 units in Kinzie Station Phase I for $11,903,000, 9 units in Longleaf for $2,395,000, 235 acres of land in Rosemount, Minnesota for $9,275,000, 14 acres of land in Bozeman, Montana for $2,150,000 and 1.2 acres of land in Kinzie Station Phase II for $2,937,000. Sales in 2000 consists of 140 units in Kinzie Phase I for $33,637,000, 16 units in Osprey Cove for $2,477,000, 15 units in Longleaf for $3,839,000, 21 units and developed acreage in Rosemount for $8,249,000, 67 acres at Galewood in Chicago, Illinois for $7,160,000 and 2 acres at Kinzie Station in Chicago, Illinois for $2,457,000. Sales in 1999 consists of 20 units in Osprey Cove for $4,975,000, 13 units in Longleaf for $2,989,000, 6 units in Rosemount for $999,000 and a parcel of land in Milwaukee, WI for $1,100,000.

During the year 2002, proceeds from property sales will consist of the sale of Kinzie Phase I units, Longleaf homes, Osprey Cove homes and lots, development properties, and land held for sale acreage.

The cost of property sales for 2001 was $19,908,000 or 65% of sales proceeds, for 2000 was $45,612,000 or 75% of sales proceeds and for 1999 $9,772,000 or 85%
of sales proceeds.

It is not expected that future cost of sales ratios for real estate other than development projects and home sales will change materially from ratios experienced in prior years, as the balance of Heartland's real estate other than development projects consists primarily of railroad properties acquired over the past 150 years at values far lower than current fair values.

Portfolio income is derived principally from the interest earned on the HTI note receivable, interest earned on certificates of deposit and investment of cash not required for operating activities in various U. S. Government and corporate obligations. Portfolio income for 2001 was $1,176,000 compared to $390,000 for 2000 and $123,000 for 1999. The increase in portfolio income from the year 2000 to the year 2001 of $786,000 is mainly attributable to additional interest earned on the HTI note receivable of $588,000 and interest earned of $162,000 on the delayed closing of the 113 acres in Rosemount, Minnesota.

As of December 31, 2001, Heartland had designated 12 sites, or approximately 522 acres with a book value of approximately $8,294,000, for development. Capitalized expenditures at these sites were $9,891,000 in 2001, $30,250,000 in 2000 and $32,247,000 in 1999. At December 31, 2001, capitalized costs on development properties including housing inventories totaled $17,626,000. Expenditures which significantly increase the value and are directly identified with a specific project are capitalized.

At December 31, 2001, land held for sale consists of 13,993 acres with a book value of $723,000. It will be disposed of in an orderly fashion. It is anticipated that it will extend beyond the year 2002 to dispose of most of these properties.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $4,066,000 at December 31, 2001 and $4,096,000 at December 31, 2000
for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued. If the Company were to use a different approach, the reserve could be materially higher. However, estimates can be affected by various uncertainties including future changes in technology, changes in regulations or requirements of local governmental authorities, third party claims, the scope and cost to be performed at each site, the portion of costs that may be shared and the timing of the remediation work. At December 31, 2001, there is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is able to determine whether environmental liabilities which management is unable to reasonably estimate will or will not have a material effect on Heartland's results of operations or financial condition. As additional information becomes available, the Company will reassess its reserves which may then be modified and related charges/credits against earnings may then be made.

In addition, Heartland has established an allowance for resolution of non-environmental claims of $271,000 at December 31, 2001 and $382,000 at December 31, 2000.

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

While the timing of the payment of environmental claims has not significantly adversely effected the Company's cash flow or liquidity in the past, management is not able to reasonably anticipate whether future payments may or may not have a significant adverse effect in the future.

Notwithstanding, at December 31, 2001, there is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is unable to determine whether environmental liabilities which management is unable to reasonably estimate will or will not have a material effect on Heartland's results of operations or financial condition.

At December 31, 2001, HTI owed Heartland and CMC approximately $8,186,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B limited partner interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is not at this time able to predict the ultimate outcome of its efforts to protect its interests in the Collateral or the effect thereof on the Class A limited partners. Nevertheless, management believes the note receivable of $8,186,000 is recoverable through the Company's security interest in the Class B limited partner interest.

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. As of December 31, 2001, the Company had a line of credit with LaSalle National Bank ("LNB") in the amount of $5,000,000. Cash in the amount of $1,150,000 is pledged as an interest reserve. Heartland has also granted LNB, as collateral for the line of credit, a first lien on certain parcels of land in Chicago, Illinois, Milwaukee, Wisconsin and Fife, Washington. The Company has also pledged as collateral its interest in the Goose Island joint venture. The net worth requirement for the line of credit is $5,500,000. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (6.25% at December 31, 2001). At December 31, 2001, $3,500,000 had been advanced to Heartland by LNB against the line of credit. The loan matured February 28, 2002. The Company is currently in negotiations with LNB to increase the loan amount and extend the maturity date of the revolving line of credit. While the Company has no reason to believe the increase in the loan amount and extension of the credit facility will not be approved by LNB, there can be no assurance the contemplated increase and extension will be given. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

At December 31, 2001, the Company had capital and operating lease obligations of the following:

                             2002         2003         2004         2005         Total
                          ----------   ----------   ----------   ----------   ----------
Capital leases            $   47,000   $   25,000   $       --   $       --   $   72,000

Operating leases              34,000       20,000        9,000        3,000       66,000

Model home rent - two
officers of Heartland         79,000       79,000       20,000           --      178,000
                          ----------   ----------   ----------   ----------   ----------
Total                     $  160,000   $  124,000   $   29,000   $    3,000   $  316,000
                          ==========   ==========   ==========   ==========   ==========

Results of Operations

For the year ended December 31, 2001, operations resulted in a net income of $5,358,000 or $2.48 per Class A Unit. Operations for the years ended December 31, 2000 and 1999 resulted in a net income of $9,844,000 or $2.76 per Class A Unit and a net loss of $3,757,000 or $0 per Class A Unit, respectively.

The difference in net income in 2001 compared to the net income in 2000 of $4,486,000 is due to a decrease in sales volume. Net income in 2000, compared to the net loss in 1999, increased $13,601,000 due to a substantial increase in sales volume.

Total operating expenses for 2001 were $6,137,000 compared to $6,961,000 for 2000 and $6,786,000 for 1999. The decrease of $824,000 in 2001 compared to 2000 is primarily due to decreased general and administrative expenses of $471,000.

Economic and Other Conditions Generally

The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions, changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes and tornadoes, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on the financial conditions of Heartland.

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of December 31, 2001, Heartland's total consolidated indebtedness was $6,746,000. This amount is due within one year from January 1, 2002. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at December 31, 2001, is $6,746,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at prime or the prime rate plus 1.50% and at a fixed rate of 8%. (See Note 4 to the Consolidated Financial Statements.) An adverse change of 1.00% in the prime rate would increase the yearly interest incurred by approximately $67,000.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of Operations: Economic and Other Conditions and Interest Rate Sensitivity.

                                     PART II

Item 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners and Unitholders of Heartland Partners, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 67, present fairly, in all material respects, the financial position of Heartland Partners, L.P. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 67, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 29, 2002

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001
                             (amounts in thousands)



                                                       2001
                                                    ---------

Assets:
Cash                                                $     103
Restricted cash                                         1,196
Accounts receivable                                       430
Note receivable from affiliate                          8,186
Prepaid and other assets                                  138
Investment in joint venture                               166
                                                    ---------
     Total                                             10,219
                                                    ---------
Property:
Land                                                    1,072
Buildings and improvements                              1,630
  Less accumulated depreciation                         1,144
                                                    ---------
Net land, buildings and improvements                    1,558
Land held for sale                                        723
Housing inventories                                    10,847
Land held for development                               4,807
Capitalized predevelopment costs                       10,266
                                                    ---------
  Net properties                                       28,201
                                                    ---------
Total assets                                        $  38,420
                                                    =========

Liabilities:
Notes payable                                       $   6,746
Accounts payable and accrued expenses                   2,625
Cash overdraft                                            278
Accrued real estate taxes                                 817
Allowance for claims and liabilities                    4,337
Unearned rents and deferred income                      1,530
Other liabilities                                       2,027
                                                    ---------
     Total liabilities                              $  18,360
                                                    ---------

Partners' Capital:
General Partner                                            81
Class A Limited Partners - 2,142 units authorized,
 issued and 2,095 units outstanding                    10,390
Class B Limited Partner                                 9,589
                                                    ---------
     Total partners' capital                           20,060
                                                    ---------
Total liabilities and partners' capital             $  38,420
                                                    =========




See accompanying notes to Consolidated Financial Statements

                            HEARTLAND PARTNERS, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2001
                (amounts in thousands, except for per unit data)


                                                                 2001
                                                              ----------
Income:
          Property sales                                      $   30,471
          Less: Cost of property sales                            19,908
                                                              ----------

     Gross profit on property sales                               10,563
                                                              ----------

Operating Expenses:
          Selling expenses                                         3,921
          General and administrative expenses                      1,888
          Real estate taxes                                          225
          Environmental expense                                      103
                                                              ----------

     Total operating expenses                                      6,137
                                                              ----------

     Operating income                                              4,426

Other Income and (Expense):
          Portfolio income                                         1,176
          Rental income                                              378
          Other income                                               122
          Depreciation                                              (319)
          Management fee                                            (425)
                                                              ----------

     Total other income                                              932
                                                              ----------

     Net income                                               $    5,358
                                                              ==========

     Net income allocated to General Partner                  $       54
                                                              ==========

     Net income allocated to Class B limited partner          $       26
                                                              ==========

     Net income allocated to Class A limited partners         $    5,278
                                                              ==========

     Net income per Class A limited partnership unit          $     2.48
                                                              ==========

     Weighted average number of Class A limited
     partnership units outstanding                                 2,127
                                                              ==========



See accompanying notes to Consolidated Financial Statements

                            HEARTLAND PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                      For the Year Ended December 31, 2001
                             (amounts in thousands)





                                                   Class A      Class B
                                      General      Limited      Limited
                                      Partner      Partners     Partner        Total
                                     ----------   ----------   ----------   ----------

Balances at December 31, 2000        $       27   $    5,906   $    9,563   $   15,496

Net income                                   54        5,278           26        5,358

Redemption of Class A Limited
  Partners Units                             --         (794)          --         (794)
                                     ----------   ----------   ----------   ----------

Balances at December 31, 2001        $       81   $   10,390   $    9,589   $   20,060
                                     ==========   ==========   ==========   ==========


See accompanying notes to Consolidated Financial Statements

                            HEARTLAND PARTNERS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2001
                             (amounts in thousands)


                                                               2001
                                                            ----------
Cash Flow from Operating Activities:
Net income                                                  $    5,358
Adjustments reconciling net income to net cash provided by
  operating activities:
Equity in loss of joint venture                                    136
Depreciation                                                       319
Write off of Kinzie Station fixed assets                           688
Net change in allowance for claims and liabilities                (141)
Net change in assets and liabilities:
   Decrease in accounts receivable                                 152
   Decrease in housing inventories, net                          9,507
   Decrease in land held for sale                                   17
   Decrease in land held for development                           690
   Increase in capitalized predevelopment costs, net              (487)
   Decrease in accounts payable and accrued liabilities         (4,642)
   Net change in other assets and liabilities                   (1,153)
                                                            ----------

Net cash provided by operating activities                       10,444
                                                            ----------

Cash Flow from Investing Activities:
Additions to land, building and other, net                         (19)
Increase in note receivable from affiliate                      (3,605)
                                                            ----------

Net cash used in investing activities                           (3,624)
                                                            ----------

Cash Flow from Financing Activities:
Payoffs/advances on notes payable, net                          (7,929)
Redemption of Class A Limited Partner units                       (794)
Distributions received from joint venture                           75
Decrease in restricted cash                                      1,503
Cash overdraft                                                     278
                                                            ----------

Net cash used in financing activities                           (6,867)
                                                            ----------

Net decrease in cash                                               (47)

Cash at beginning of year                                          150
                                                            ----------

Cash at end of year                                         $      103
                                                            ==========


See accompanying notes to Consolidated Financial Statements

                            Heartland Partners, L.P.
                   Notes to Consolidated Financial Statements
                      For the year ended December 31, 2001


1. Organization

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. At December 31, 2001, CMC Heartland Partners ("CMC") was an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI was the general partner of Heartland. HTI transferred its general partner interest in the Company to HTI Interests, LLC ("HTII"), a Delaware limited liability company, owned 99.9% by HTI and .1% by HTI Principals, Inc., a Delaware corporation, owned by four of HTI's Board of Directors and a former director of HTI. HTII is now the General Partner of Heartland, (in such capacity, the "General Partner").

The following table sets forth various entities formed by the Company since its inception, date and purpose of formation, development location and ownership:



                                                          YEAR
COMPANY                                                   FORMED   BUSINESS PURPOSE
---------------------------------------------------       ------   ------------------------------------------------------------
Heartland Development Corporation         ("HDC")          1993    General Partner of CMC Heartland Partners I, Limited Partnership
CMC Heartland Partners I, Limited         ("CMCLP")        1993    Owned Bloomfield development
 Partnership
CMC Heartland Partners I, LLC             ("CMCI")         1998    Owns  Kinzie Station Phase II
CMC Heartland Partners II, LLC            ("CMCII")        1997    Owns the Goose Island Industrial Park joint venture
CMC Heartland Partners III, LLC           ("CMCIII")       1997    Owns  Kinzie Station Phase I
CMC Heartland Partners IV, LLC            ("CMCIV")        1998    Developing approximately 177 acres in Fife, Washington
CMC Heartland Partners V, LLC             ("CMCV")         1996    Owns lots and homes in Osprey Cove
CMC Heartland Partners VI, LLC            ("CMCVI")        1997    To acquire and hold future acquisitions
CMC Heartland Partners VII, LLC           ("CMCVII")       1997    Owns lots and homes in the Longleaf Country Club
CMC Heartland Partners VIII, LLC          ("CMCVIII")      1998    To acquire and hold future acquisitions
Lifestyle Construction Company,Inc.       ("LCC")          1998    Serves as the general contractor in North Carolina
Lifestyle Communities, Ltd.               ("LCL")          1996    Serves as the exclusive sales agent in the
                                                                     Longleaf and Kinzie Station Phase I & II developments



                                                        DEVELOPMENT
COMPANY                                                 LOCATION                             OWNERSHIP
---------------------------------------------------     ------------------------------       ----------
Heartland Development Corporation         ("HDC")       Not applicable                       100% (1)
CMC Heartland Partners I, Limited         ("CMCLP")     Rosemount, Minnesota                 100% (2)
 Partnership
CMC Heartland Partners I, LLC             ("CMCI")      Chicago,Illinois                     100% (3)
CMC Heartland Partners II, LLC            ("CMCII")     Chicago,Illinois                     100% (3)
CMC Heartland Partners III, LLC           ("CMCIII")    Chicago,Illinois                     100% (3)
CMC Heartland Partners IV, LLC            ("CMCIV")     Fife,Washington                      100% (3)
CMC Heartland Partners V, LLC             ("CMCV")      St. Marys,Georgia                    100% (3)
CMC Heartland Partners VI, LLC            ("CMCVI")     Not Applicable                       100% (3)
CMC Heartland Partners VII, LLC           ("CMCVII")    Southern Pines, North Carolina       100% (3)
CMC Heartland Partners VIII, LLC          ("CMCVIII")   Not Applicable                       100% (3)
Lifestyle Construction Company,Inc.       ("LCC")       Not Applicable                       100% (4)
Lifestyle Communities, Ltd.               ("LCL")       Not Applicable                       100% (4)


(1) Stock wholly owned by Heartland.

(2) HDC owns a 1% General Partnership interest and CMC owns a 99% Limited Partnership interest.

(3) Membership interest owned by CMC.

(4) Stock wholly owned by CMC.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


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

Subject to the limitations described in the preceding paragraph, the General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner. Liquidating distributions, upon dissolution of the partnership, are made pro rata to each partner in accordance with its positive Capital Account balance after certain adjustments set out in the Partnership agreement. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month. No cash distribution was made in 2001.

On August 22, 2001, Heartland announced that it had been authorized by its General Partner to purchase up to 50,000 of its outstanding Class A partnership units. As of December 31, 2001, the Company had repurchased 47,360 Class A partnership units at a total cost of $794,000. These repurchases are shown as a reduction of Partners' Capital.

As of December 31, 2001, Heartland and CMC loaned HTI an aggregate of $8,186,000. The loans are collateralized by a security interest in the Class B limited partner interest and bear interest at 13%. The Company has also received as compensation for the loans a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI and the Company have provided loans, on market terms, to each other from time to time, as provided in the agreements between them. The initial terms of the loan were based on the collateral of the Class B interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

At December 31, 2001, HTI owed Heartland and CMC approximately $8,186,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B limited partner interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is not at this time able to predict the ultimate outcome of its efforts to protect its interests in the Collateral or the effect thereof on the Class A limited partners. Nevertheless, management believes the note receivable of $8,186,000 is recoverable through the Company's security interest in the Class B limited partner interest.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


At December 31, 2001, land held for sale consisted of approximately 13,993 acres of scattered land parcels. States in which large land holdings are located are Illinois, Iowa, Minnesota, Montana, North Dakota, South Dakota, Washington, and Wisconsin. The remaining acreage is located in Idaho, Indiana, Michigan and Missouri. Most of the properties are former railroad rights-of-way, located in rural areas, comprised of long strips of land approximately 100 feet in width. Also included in these scattered land parcels are former station grounds and rail yards. Certain air rights and fiber optics development rights are also owned. The land is typically unimproved. Some of the properties are improved with structures (such as grain elevators and sheds) erected and owned by lessees. Other properties are improved with Heartland-owned buildings that are of little or no value.

At December 31, 2001, property available for development, including housing inventories, consisted of 12 sites comprising approximately 522 acres. The book value of this land is approximately $8,294,000 or an average of $15,900 per acre. Heartland reviews these properties to determine whether to hold, develop, either solely or with a third party joint venture, or sell them. Heartland's objective for these properties is to maximize unitholder value over a period of years.

Heartland has a 1.23 acre site in Chicago, Illinois known as Kinzie Station Phase I that is substantially complete. Phase I consists of 163 units in a Tower and 24 units in a Plaza Building. Kinzie Station Phase II is a 1.45 acre site adjacent to Phase I on which the Company has zoning to construct a 267 unit residential tower building. Heartland is also selling and building single family homes in the Longleaf Country Club in Southern Pines, North Carolina. Heartland also owns homes and lots in Osprey Cove located in St. Marys, Georgia. These sites are classified as housing inventories. Heartland decided to cease building operations in Osprey Cove in 1999.

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Heartland; CMC, its 99.99% owned operating partnership; HDC, 100% owned by Heartland; CMCLP, 1% general partnership interest owned by HDC and 99% owned by CMC; CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCC and LCL, each 100% owned by CMC. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of the Company are held at two financial institutions.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, cash in escrow, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the Company's notes payable approximate fair value at December 31, 2001 due to the short duration and variable nature of the financial instruments.

Revenue Recognition

Residential sales are recognized at closing when title to the home has passed to the buyer. The Company's homes are generally offered for sale in advance of their construction. To date, most of the Company's homes have been sold pursuant to standard sales contracts entered into prior to commencement of construction. The Company's standard sales contracts generally require the customer to make an earnest money deposit. This deposit may range from 5% to 10% of the purchase price for a buyer using conventional financing.

Land sales are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied.

Investment in Joint Venture

Investment in joint venture represents recording of the Company's interest under the equity method of accounting. Under the equity method of accounting, the Company recorded its initial interest at cost and adjusts its investment accounts for additional capital contributions, distributions and its share of joint venture income or loss.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in the preparation of the financial statements include the value of the Class B limited partner interest which represents the collateral of the Heartland Technology, Inc. note receivable owed to the Company and CMC, estimated costs to complete long term development projects, the recoverability of the total cost of properties and the estimates used in determining the Company's environmental liabilities. Actual results could differ from those estimates.

Properties

Properties are carried at their historical cost. Expenditures which significantly improve the values or extend useful lives of the properties are capitalized. Predevelopment costs including real estate taxes that are directly identified with a specific development project are capitalized. Interest and related debt issuance costs are capitalized to qualifying real estate inventories as incurred, in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs", and charged to cost of sales as revenue from residential and land sales are recognized. Repairs and maintenance are charged to expense as incurred. Depreciation is provided for financial statement purposes over the estimated useful life of the respective assets ranging from 7 years for office equipment and fixtures to 40 years for building and improvements using the straight-line method.

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property. No event occurred during the year 2001 that resulted in an impairment loss being recognized.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the year 2001 that resulted in an impairment loss being recognized.

Housing inventories, (including completed model homes), consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost which is not in excess of fair value. Land, land development, and indirect costs are allocated to cost of sales on the basis of units closed in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units closed for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value less the cost to dispose of the inventories, is less than the capitalized costs. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value. No event occurred during the year 2001 that resulted in an impairment loss being recognized.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

Housing inventories consisted of the following at December 31, 2001:


      Land under development..................   $    3,487

      Direct construction costs...............        4,117

      Capitalized project costs...............        3,243
                                                 ----------

                                                 $   10,847
                                                 ==========

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

Heartland's assets are carried at historical cost. At December 31, 2001, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

Segment Reporting

The Company has two primary reportable business segments, which consist of land sales and property development (See Note 10 to the Consolidated Financial Statements).

3. Restricted Cash

At December 31, 2001, CMC has a line of credit agreement in the amount of $5,000,000 with LaSalle National Bank ("LNB") pursuant to which CMC has pledged cash in the amount of $1,150,000 as an interest reserve. Restricted cash also includes purchasers' earnest money escrow deposits of $46,000 at December 31, 2001. The total restricted cash at December 31, 2001 was $1,196,000.

4. Notes Payable

At December 31, 2001, CMC has a line of credit agreement in the amount of $5,000,000 with LNB, pursuant to which CMC pledged cash in the amount of $1,150,000 as an interest reserve. The net worth requirement per the line of credit agreement is $5,500,000. Heartland has pledged as additional collateral its interest in the Goose Island Joint Venture which had a carrying value of $166,000 as of December 31, 2001. Also, pursuant to the line of credit agreement, Heartland has granted LNB a first lien on certain parcels of land in Chicago, Illinois, Milwaukee, Wisconsin and Fife, Washington which had carrying values of $4,594,000, $5,799,000 and $5,063,000, respectively, at December 31,
2001. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (6.25% at December 31, 2001). At December 31, 2001, $3,500,000 had
been advanced to the Company by LNB against the line of credit. The loan matured February 28, 2002. The Company is currently in negotiations with LNB to increase the loan amount and extend the maturity date of the revolving line of credit.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


At Osprey Cove in St. Marys, Georgia the First National Bank of St. Marys ("FNB") in Georgia has made two loans on the two homes of $153,000 and $235,000 to the Company. The carrying value of these two homes was $512,000 at December 31, 2001. The loans will mature on November 7, 2002 and July 5, 2002, respectively. The loans bear interest at 7%. At December 31, 2001, $388,000 had been advanced to Heartland on the two loans. As of March 19, 2002, these two loans had been paid in full.

As of December 8, 2000, Heartland had obtained an agreement for a $3,000,000 revolving line of credit for the construction of homes in Longleaf with Bank One of Illinois ("Bank One"). Also, on December 8, 2000, Heartland borrowed $250,000 to purchase the remaining lots owned by the developer of Longleaf. This $250,000 was the first payment related to certain liabilities assumed by the Company in accordance with a purchase agreement executed on December 12, 2000. The revolving line of credit and $250,000 loan mature April 12, 2002 and bear interest at the prime rate (4.75% at December 31, 2001). At December 31, 2001, $1,358,000 had been advanced by Bank One to Heartland on these two loans. The carrying value of the collateral for both these loans at December 31, 2001 is $2,938,000. The Company is currently in negotiations with Bank One to extend the maturity dates of the revolving line of credit and $250,000 loan.

On October 20, 1999, the Company executed loan documents with Bank One for a loan of $5,250,000 to construct the Kinzie Station Plaza building. The loan is collateralized by real estate contained in the project. On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000, of which $1,500,000 remains outstanding at December 31, 2001, and changed the maturity date of the loan to February 23, 2002. Effective February 23, 2002, the maturity date of this loan was extended to June 23, 2002. The loan bears interest at the prime rate (4.75% at December 31, 2001).

During the year ended December 31, 2001, the Company incurred and paid interest on loans in the amount of $1,028,000, of which $837,000 was capitalized.

As of December 31, 2001, Heartland's total consolidated indebtedness was $6,746,000. This amount is due within one year from January 1, 2002. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

5. Recognition and Measurement of Environmental Liabilities

It is Heartland's practice to evaluate environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then an allowance in the minimum amount of the range is established. If the Company were to use a different approach, the reserve could be materially higher. However, estimates can be affected by various uncertainties including future changes in technology, changes in regulations or requirements of local governmental authorities, third party claims, the scope and cost to be performed at each site, the portion of costs that may be shared and the timing of the remediation work. Environmental costs which are incurred in connection with Heartland's development activities are expensed or capitalized as appropriate. (See Note 8.)

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


Estimates which are used as the basis for allowances for the remediation of a particular site are taken from evaluations of the range of potential costs for that site made by independent consultants. These evaluations are estimates based on professional experience but necessarily rely on certain significant assumptions including the specific remediation standards and technologies which may be required by an environmental agency as well as the availability and cost of subcontractors and disposal alternatives. As additional information becomes available, the Company will reassess its reserves which may then be modified and related charges/credits against earnings may then be made.

At December 31, 2001, there is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is unable to determine whether environmental liabilities which management is unable to reasonably estimate will or will not have a material effect on Heartland's results of operations or financial condition.

6. Related Party Transactions

CMC had a management agreement with HTI, pursuant to which CMC was required to pay HTI an annual management fee in the amount of $425,000. On October 19, 2000, this management agreement was extended from June 26, 2000 to June 27, 2005. The management fee for the year 2001 of $425,000 was credited against amounts owed CMC. On January 7, 2002, this management agreement was assigned to HTII, the new General Partner.

Under a management services agreement, HTI reimburses Heartland for reasonable and necessary costs and expenses for services. These totaled $837,000 for the year ended December 31, 2001. Heartland and CMC also made loans to HTI. At December 31, 2001, HTI owed the Company and CMC an aggregate of $8,186,000 related to these expenses and loans. On December 29, 2000, HTI executed a line of credit promissory note that is due on demand, payable to Heartland and CMC in the amount of $6,000,000. At that time, HTI granted the Company a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. As of December 31, 2001, no value has been ascribed to the warrant in the Consolidated Financial Statements. On May 11, 2001, HTI executed an additional line of credit promissory note in the amount of $1,000,000. On July 3, 2001, the $1,000,000 promissory note was cancelled and a replacement line of credit promissory note in the amount of $1,500,000 was executed. On October 11, 2001, the $1,500,000 line of credit promissory note was cancelled and a replacement line of credit promissory note in the amount of $2,000,000 was executed. The line of credit promissory notes bear interest at 13%. The total of the two line of credit promissory notes is $8,000,000. As collateral for these two notes, HTI Class B, LLC pledged, on December 14, 2000, to Heartland and CMC a senior lien and a senior security interest in the Heartland Class B Limited Partnership Interest owned by HTI Class B, LLC, a wholly owned subsidiary of HTI.

At December 31, 2001, HTI owed Heartland and CMC approximately $8,186,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B limited partner interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is not at this time able to predict the ultimate outcome of its efforts to protect its interests in the Collateral or the effect thereof on the Class A limited partners. Nevertheless, management believes the note receivable of $8,186,000 is recoverable through the Company's security interest in the Class B limited partner interest.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


A senior partner of a law firm who provides services to the Company owns approximately 7.5% of the stock of HTI.

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

7. Leases

Heartland is a lessor under numerous property operating lease arrangements with varying lease terms. The majority of the leases are cancelable by either party upon thirty to sixty days notice and provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes, maintain insurance and maintain the condition of the property. Heartland has a lease on a parcel of land in Chicago, Illinois which accounts for over half of Heartland's annual rental income. The land had a net carrying value of $1,072,000 at December 31, 2001.

Heartland leases equipment under various capital and operating leases. Future minimum lease commitments under non-cancellable capital and operating leases are as follows:


                             2002         2003         2004         2005         Total
                          ----------   ----------   ----------   ----------   ----------
Capital leases            $   47,000   $   25,000   $       --   $       --   $   72,000

Operating leases              34,000       20,000        9,000        3,000       66,000

Model home rent - two
officers of Heartland         79,000       79,000       20,000           --      178,000
                          ----------   ----------   ----------   ----------   ----------
Total                     $  160,000   $  124,000   $   29,000   $    3,000   $  316,000
                          ==========   ==========   ==========   ==========   ==========

Rent expense for the year ended December 31, 2001 was $165,000.

8. Legal Proceedings and Contingencies

At December 31, 2001, Heartland's allowance for claims and liabilities was approximately $4,337,000. During the year ended December 31, 2001, $103,000 was recorded as cost and expenses in respect to environmental matters. Significant legal matters are discussed below.

Canadian Pacific Railroad Matters

The Canadian Pacific Railroad ("CPRR"), formerly the Soo Line Railroad Company, has asserted that the Company is liable for certain occupational injury claims filed after the consummation of an Asset Purchase Agreement and related agreements ("APA") by former employees now employed by the CPRR. The Company has denied liability for each of these claims based on a prior settlement with CPRR. CPRR has also asserted that the Company is liable for the remediation of releases of petroleum or other regulated materials at six different sites acquired from the Company located in Iowa, Minnesota and Wisconsin. The Company has denied liability based on the APA.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

The occupational and environmental claims are all currently being handled by the CPRR, and the Company understands the CPRR has paid settlements on many of these claims. As a result of CPRR's exclusive handling of these matters, the Company has made no determination as to the merits of the claims and is unable to determine the materiality of these claims.

Tacoma, Washington

In June, 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest.

On October 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified January 9, 2002 in which the Port released all claims and the Company agreed either to, (a) pay $1,100,000 on or before December 31, 2002, plus interest quarterly from January 1, 1999, or (b) to convey to the Port real property to be agreed upon at a later date. At December 31, 2001, Heartland's allowance for claims and liabilities for this site was $1,110,000. At December 31, 2001, interest owed to the Port had been paid to date.

The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

Wheeler Pit, Janesville, Wisconsin

In November, 1995, the Company settled an environmental claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The settlement calls for the Company to pay General Motors $800,000 at $200,000 annually for four years, 32% of the monitoring costs for twenty-five years beginning in 1997 and 32% of governmental oversight costs; the oversight costs not to exceed $50,000. Annual payments of $200,000 were made in 1995, 1996, 1997 and 1998. A payment of $50,000 for past government oversight costs was made in October, 1998. At December 31, 2001, Heartland's allowance for claims and liabilities for this site was $212,000.

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

In February, 2002, the Company filed suit against the Southeast Wisconsin Professional Baseball District to enforce a provision of a contract between the District and Heartland providing for the construction of an additional two lane bridge to the Company's Menomonee Valley project.

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

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

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

The Company has a long term monitoring program at Miles City, Montana. At December 31, 2001, Heartland's allowance for claims and liabilities for this site is $20,000.

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

Heartland owns a 5.95 acre parcel in Minneapolis, Minnesota. Environmental sampling in 1995 disclosed that the parcel was impacted by releases of regulated materials from the 1960s operations of a former lessee. The Company continues to investigate the environmental condition of the property on a voluntary basis under the direction of the Minnesota Department of Agriculture. At December 31, 2001, Heartland's aggregate allowance for claims and liabilities for this 5.95 acre parcel in Minneapolis, Minnesota is $2,325,000.

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

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


9. Compensation and Benefits

Heartland sponsors a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. All full-time permanent employees of Heartland are eligible to participate in the plan. A participating employee can authorize contributions to the plan in the form of salary reductions of up to the maximum allowed by the Internal Revenue Code in any plan year. In 2001, Heartland made matching contributions of 25% of each participant's contribution to the plan. Participating 1998 employees were fully vested with respect to salary reduction and Heartland's contributions. For all future participants, they are fully vested with respect to salary reduction immediately, but the matching contribution vests at 20% per year. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon showing of financial hardship. Heartland contributed to the plan approximately $30,000 in 2001 on behalf of all employees.

Under an agreement with Edwin Jacobson as the President and Chief Executive Officer of CMC he was entitled to receive commencing January 1, 2000 and continuing thereafter during the time he was employed incentive payments equal to 1/2% of the net proceeds from sales of certain real estate after deducting any debt obligations, closing costs and any real estate brokers commission. For the twelve months ended December 31, 2001, $96,000 had been accrued as compensation expense under this plan. As of December 31, 2001, $113,000 had been paid to the President and Chief Executive Officer by CMC. On October 18, 2000, the President and Chief Executive Officer of CMC borrowed $375,000 from CMC, of which $330,000 remains outstanding at December 31, 2001 and is included as part of accounts receivable at December 31, 2001. The note is due October 17, 2005, and interest is payable quarterly at the rate of 11% per year. On October 17, 2000, an amendment to the employment agreement authorized CMC to deduct from any incentive payment made to him 40% of that payment and apply it to his outstanding note due to CMC. As a result of this amendment, $45,000 of the above described payment of $113,000 was applied to the outstanding note balance. On February 25, 2002, Edwin Jacobson retired as the President and Chief Executive Officer of CMC.

Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan shall be computed by multiplying the following percentages (3% for 2001 , 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. The aggregate benefits payable under the Sales Plan shall be computed by multiplying 3% for the year 2001 by the net proceeds from the sale of certain real estate during that year. For the twelve months ended December 31, 2001, $440,000 had been accrued as compensation expense under the plans. As of December 31, 2001, $267,000 had been paid to the officers by the Company.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


10. Reportable Segments

The following tables set forth the reconciliation of net income and total assets for Heartland's reportable segments for the year ended December 31, 2001 (See
Note 2 to the Consolidated Financial Statements).


                                                               Property
2001 (amounts in thousands)                Land Sales (1)   Development (2)    Corporate (3)     Consolidated
--------------------------------------    ---------------   ---------------   ---------------   ---------------
Revenues:
Property sales                            $         1,031   $        29,440   $             0   $        30,471
Less: Cost of property sales                          182            19,726                 0            19,908
                                          ---------------   ---------------   ---------------   ---------------
     Gross profit on property sales                   849             9,714                 0            10,563
                                          ---------------   ---------------   ---------------   ---------------

Operating expenses:
Selling expenses                                      700             3,221                 0             3,921
General and administrative expenses                     0                 0             1,888             1,888
Real estate taxes                                     115               110                 0               225
Environmental expense                                 103                 0                 0               103
                                          ---------------   ---------------   ---------------   ---------------

     Total operating expenses                         918             3,331             1,888             6,137
                                          ---------------   ---------------   ---------------   ---------------

     Net operating income (loss)                      (69)            6,383            (1,888)            4,426

Other Income and (Expenses):
Portfolio income                                        0                 0             1,176             1,176
Rental income                                         378                 0                 0               378
Other income                                            0               122                 0               122
Depreciation                                          (10)             (245)              (64)             (319)
Management fee                                          0                 0              (425)             (425)
                                          ---------------   ---------------   ---------------   ---------------

     Total other income and (expenses)                368              (123)              687               932
                                          ---------------   ---------------   ---------------   ---------------

Net income (loss)                         $           299   $         6,260   $        (1,201)  $         5,358
                                          ===============   ===============   ===============   ===============

     Properties, net of accumulated
     Depreciation                         $           723   $        27,114   $           364   $        28,201
                                          ===============   ===============   ===============   ===============

     Total assets                         $         1,153   $        27,567   $         9,700   $        38,420
                                          ===============   ===============   ===============   ===============

(1) The Land Sales business segment consists of approximately 13,993 acres of land located throughout 12 states for sale as of December 31, 2001, and the related rentals, sales and marketing and operating expenses.

(2) The Property Development business segment consists of approximately 522 acres representing 12 sites that Heartland is in the process of developing or homebuilding communities in which the Company is currently selling and building homes on lots it owns. The related selling and operating expenses are also reported for this business segment.

(3) The Corporate level consist of portfolio income from investments, salaries and general and administrative expenses for the employees and occupied commercial office space in Kinzie Station Phase I located in Chicago, Illinois.

                                                                   SCHEDULE II
                            HEARTLAND PARTNERS, L.P.
                        VALUATION AND QUALIFYING ACCOUNTS
                      For The Year Ended December 31, 2001
                             (amounts in thousands)

                                                 Additions
                                     Balance at   charged                Balance
                                     Beginning      to                   at end
            Description               of year    costs and    Payments   of year
                                                 expenses
            -----------              ---------   ---------   ---------  --------

Allowance for claims and liabilities $   4,478   $     103   $   (244)  $  4,337
                                     =========   =========   =========  ========

                                  SCHEDULE III
                            HEARTLAND PARTNERS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (amounts in thousands)




                                                             Cost Capitalized                      Gross Amount at Which
Description                    Initial Cost to                  Subsequent                                Carried
Land, Buildings and Other         Heartland                 to Acquisition (1)                     at Close of Period (1)
                         ---------------------------   -----------------------------    --------------------------------------------
                                                                                                         Building,
                                         Buildings &                       Carrying                   Improvement and
                             Land       Improvements   Improvements(3)     Costs(4)         Land       Carrying Costs       Total
                         ------------   ------------   ---------------   ------------   ------------   --------------   ------------
Chicago, IL .......  (6) $        661   $         --   $           142   $        269   $        661   $          411   $      1,072

Corporate and other  (5)           --             --             1,630             --             --            1,630          1,630
                         ------------   ------------   ---------------   ------------   ------------   --------------   ------------
TOTAL                    $        661   $         --   $         1,772   $        269   $        661   $        2,041   $      2,702
                         ============   ============   ===============   ============   ============   ==============   ============


                                                                                Life on
                                                                                 Which
                                                                              Depreciation
                                              Date of                       In Latest Income
Description                 Accumulated    Completion of       Date             Statement
Land, Buildings and Other   Depreciation    Construction      Acquired         Is Computed
                            -----------    -------------    ------------    ----------------

Chicago, IL          (6)    $        --          Various         Various                 (2)

Corporate and other               1,144          Various         Various                 (2)
                            -----------
TOTAL                       $     1,144
                            ===========

(1) See Attachment A to Schedule III for reconciliation of beginning of period total to total at end of period.
(2) Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.
(3) Improvements include all costs which increase the net realizable value of the property except carrying costs.
(4) Carrying costs consists primarily of legal fees, real estate taxes and interest.
(5) This amount includes furniture, equipment and other fixed assets that are included in Land, buildings and other on the Consolidated Balance Sheet.
(6) Includes a parcel of land encumbered by a $5,000,000 short term loan (See
    Note 4 to the Consolidated Financial Statements).

                            HEARTLAND PARTNERS, L.P.
                          ATTACHMENT A TO SCHEDULE III
               RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING
                        OF YEAR WITH TOTAL AT END OF YEAR
                                DECEMBER 31, 2001
                             (amounts in thousands)


                                        2001
                                     ----------

         Balance  at January 1       $    2,683
                                     ----------

         Additions during year:
           Other acquisitions                19
                                     ----------
             Total additions                 19
                                     ----------

         Deductions during year:
          Cost of real estate sold           --
                                     ----------
             Total deductions                --
                                     ----------
         Balance at December 31      $    2,702
                                     ==========


             Reconciliation of Real Estate Accumulated Depreciation
                 At Beginning of Year with Total at End of Year
                             (amounts in thousands)



                                        2001
                                     ----------
         Balance at January 1        $      137
                                     ----------

         Additions during year:
           Charged to expense               319
           Write off Kinzie Station
           fixed assets                     688
                                     ----------
             Total additions              1,007
                                     ----------

         Deductions during year:
           Cost of real estate sold          --
                                     ----------
             Total deductions                --
                                     ----------

         Balance at December 31           1,144
                                     ==========

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






This report has been reproduced for the purpose of the inclusion in the 2001 Form 10-K filing and has not been reissued by Ernst & Young.

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
                                                ========  ========  ========

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

At a meeting held on December 18, 2001, the Board of Directors of the Heartland's General Partner, HTI, approved the engagement of PricewaterhouseCoopers LLP as its independent auditors for the fiscal year ending December 31, 2001 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Company effective December 18, 2001. The audit committee of the Board of Directors approved the change in auditors on December 18, 2001.

The reports of Ernst & Young LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 2000, and 1999, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The Company requested Ernst & Young LLP to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter dated December 18, 2001 was filed as Exhibit 16 to the Form 8-K filed December 18, 2001 by Heartland.

The Company engaged PricewaterhouseCoopers LLP as its new independent accountants as of December 18, 2001. During the two most recent fiscal years and through December 17, 2001, the Company has not consulted with PricewaterhouseCoopers LLP regarding either, (i) the application of accounting principles to a specified transaction, either completed or propose; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304
(a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)
(1) (v) of Regulation S-K.

There have been no disagreements with the accountants.

                                    PART III

Item 10. Directors and Executive Officers.

Heartland does not have a Board of Directors.

Set forth below is information for each director of HTI, each manager of HTI Interests, LLC and each executive officer of HTI and Heartland. Directors of HTI and managers of HTII are not compensated by Heartland.

Name and Age                           Principal Occupation, Business
                                        Experience and Directorships

Lawrence S. Adelson, 52      Chairman of the Board and Chief Executive
                             Officer of HTI since February , 2002; Chief
                             Executive Officer of the Company since February,
                             2002; Manager of HTI Interests, LLC. since
                             February, 2002; Vice President and General
                             Counsel of the Company June, 1990 - February,
                             2002; Vice President and General Counsel of HTI
                             October, 1988 - February, 2002.

Richard P. Brandstatter, 46  Vice President - Finance, Treasurer and Secretary
                             of the Company since August, 1995;
                             Vice President - Finance, Treasurer
                             and Secretary of HTI since February, 1999.

Robert S. Davis,  87         Director of HTI (Class I) (since October, 1988);
                             Member of the compensation committee and chairman of the audit committee of HTI; Manager of HTI Interests, LLC.; self-employed consultant
                             (for more than the past five years); Senior Vice
                             President (1978-79), St. Paul Companies
                             (insurance), St. Paul, Minnesota.

Edwin Jacobson,  72          President and Chief Executive Officer of the
                             Company (since September, 1990) retired February
                             25, 2002; Manager of HTI Interests, LLC;
                             Director of HTI (Class III) (since November,
                             1985); Member of the investment committee of HTI. Formerly President (from February
                             1994-February 1997) and Chief Executive Officer
                             (from February 1994-July 1997) of Avatar
                             Holdings, Inc. (Real estate, water and
                             wastewater utilities operations), Coral  Gables,
                             Florida. Mr. Jacobson also served as a director of JCC Holdings, Inc. during 2000 until JCC
                             Holdings, Inc. emerged from bankruptcy
                             proceedings.

John Torell III,  62         Director of HTI (Class III) (since September,
                             1997); Member of the  audit committee of HTI;
                             Manager of HTI Interests, LLC; Chairman (since
                             1990), Torell Management, Inc. (financial advisory), New York, New York; Director of
                             Wyeth, Inc.; Partner (since 2000), Core Capital
                             Group, (Merchant Banking).

Ezra K. Zilkha, 76           Director of HTI (Class II) (since October,
                             1988); Retired as Chairman of the Board of the Company on February 25, 2002; Chairman of the compensation committee of HTI; Manager of HTI
                             Interests, LLC; President and Director (since
                             1956), Zilkha & Sons, Inc. (private
                             investments), New York, New York. Mr. Zilkha also serves as a director of the Newhall Land and Farming Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Heartland Technology, Inc., managers of HTI Interests, LLC and any persons who own more than ten-percent of the Units to file forms reporting their initial beneficial ownership of Units and subsequent changes in that ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers and directors of Heartland Technology, Inc., managers of HTI Interests, LLC and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the 2001 fiscal year all section 16(a) filing requirements were complied with.

Item 11. Executive Compensation

The following information is furnished as to all compensation awarded to, earned by or paid to the Chief Executive Officer of CMC and the three other executive officers with 2001 compensation greater than $100,000.



          Name And                      Annual     Compensation     All Other
     Principal Position        Year     Salary         Bonus      Compensation
--------------------------    ------   ---------   ------------   ------------

Edwin Jacobson                 2001    $ 350,000   $    95,700    $      1,700
   President and Chief         2000      333,000        73,200           1,700
   Executive Officer           1999      275,000           ---           2,500

Lawrence S. Adelson            2001    $  87,200   $    136,400   $      1,300
   Vice President and          2000       76,700        146,400          1,300
   General Counsel             1999       82,500            ---          1,300

Richard P. Brandstatter        2001    $  97,300   $    136,400   $      1,300
   Vice President-Finance,     2000      127,100        146,400          1,300
   Treasurer and Secretary     1999       90,000            ---          1,900

Susan Tjarksen Roussos         2001    $ 171,000   $    136,400   $      2,300
   Vice President-Sales        2000      171,000        146,400          1,900
   and Marketing               1999      190,400            ---          1,500

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

Under a deferred salary arrangement available to all employees, Mr. Adelson deferred approximately $17,000 of his 1999 salary into 2000, $40,000 of his 2000 salary into 2001 and $27,000 of his 2001 salary into 2002.

A new employment agreement signed on December 20, 1999, then amended April 11, 2000 and amended again October 17, 2000 with Edwin Jacobson, as the President and Chief Executive Officer of CMC, provided for a base salary of $350,000 from August 16, 1995 through May 30, 2005, all or a portion of which could have been deferred at his election.

He was also entitled to receive commencing January 1, 2000 and continuing thereafter during the time he was employed incentive payments equal to 1/2% of the net proceeds from sales of certain real estate after deducting any debt obligations, closing costs and any real estate brokers commission.
For each of the twelve months ended December 31, 2000 and 2001, $73,000 and $96,000, respectively, had been accrued as compensation expense under this plan. As of December 31, 2001, $113,000 had been paid to the President and Chief Executive Officer by the Company. The contract provides incentive compensation equal to 10% of the value of all amounts distributed to the Unitholders and the holder of the Class B Interest in excess of the "Capital Amount" as defined. The Capital Amount is $26,789,044, subject to adjustment as set forth in the contract (this amount is $22,870,234 at December 31, 2001). During or after the term of employment, incentive payments will be made with respect to distributions by Heartland during Heartland's term of existence, and if distributions are made subsequent to such Officer's death, payments will be made to his designee or estate. In the event of death, disability or termination without cause of the President and Chief Executive Officer of CMC, he or his estate has the right to have the incentive payments valued and paid. The contract also provides that in the event of a "change of control of Heartland" during or after the term of employment, the officer shall receive a lump sum payment of $1,250,000. On October 18, 2000, the President and Chief Executive Officer of CMC borrowed $375,000 from CMC, of which $330,000 remains outstanding at December 31, 2001 and is included as part of accounts receivable at December 31, 2001. The note is due October 17, 2005 and interest is payable quarterly at the rate of 11% per year. The October 17, 2000 amendment to the employment agreement authorized the Company to deduct from any incentive payment made to him 40% of that payment and apply it to his outstanding note due to the Company. As a result of this amendment, $45,000 of the above described payment of $113,000 was applied to the outstanding note balance. On February 25, 2002, Edwin Jacobson retired as the President and Chief Executive Officer of the Company.

Heartland does not maintain any pension, profit-sharing, or similar plan for its employees. Insurance benefit programs are non-discriminatory. CMC sponsors a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986. All full-time permanent employees of CMC are eligible to participate in the plan. In 1999, 2000 and 2001, CMC made matching contributions of 25% of each participant's contribution plan. Participating 1998 employees were fully vested with respect to salary reduction and CMC's contributions. For all future participants, they are fully vested with respect to salary reduction immediately, but the matching contribution vests at 20% per year. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon a showing of financial hardship.

Four officers of CMC have a bonus plan. Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of CMC. The aggregate benefits payable under the CMC Plan shall be computed by multiplying the following percentages (3% for the years 2000 and 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. The aggregate benefits payable under the Sales Plan shall be computed by multiplying 3% for the years 2000 and 2001 by the net proceeds from the sale of certain real estate during those years. For each of the twelve months ended December 31, 2000 and 2001, $533,000 and $440,000, respectively, had been accrued as compensation expense under the plans. As of December 31, 2001, $267,000 had been paid to the officers by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by Heartland to be beneficial owners of more than 5% of Heartland's outstanding Units at March 29, 2002:

                                                Number of
Name and Address of Beneficial Owner (i)       Units Owned    Percent
-----------------------------------------      -----------    -------

Lehman Brothers Holdings, Inc. (ii)

American Express Tower                             187,400       8.9%
3 World Financial Center
New York, New York 10285..................


Cowen & Company (iii)

Financial Square                                   183,100       8.7%
New York, New York 10005-3597.............


Edwin Jacobson (iv)

330 North Jefferson Court, Suite 305               139,400       6.6%
Chicago, Illinois 60661...................


Waveland Partners, L.P. (v)

227 West Monroe, Suite 4800                        309,338      14.8%
Chicago, IL 60606.........................


GEM Value Fund, L.P. (vi)

900 North Michigan Avenue, Suite 1900              123,045       5.9%
Chicago, IL 60611..........................



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

(iv) Included in the table are 9,400 units held by Mr. Jacobson's wife as to which Mr. Jacobson shares voting and dispositive power.

(v) Based on Form 4 filed on December 10, 2001, Waveland Partners, L.P., Waveland Capital Management, L.P., Waveland Capital Management, L.L.C., Waveland Partners, Ltd. and Waveland International, Ltd. Share voting and dispositive power with respect to such Units.

(vi) Based on Amendment No. 1 to Schedule 13D, filed on October 26, 2001, GEM Value Fund, L.P. a private investment partnership, and GEM Value Partners LLC, its General Partner, have shared voting and dispositive power with respect to such units

Security Ownership of Management

Set forth below is certain information concerning the beneficial ownership of Units by each current director of HTI, each manager of HTI Interest, LLC, by each named executive officer of CMC and by all directors and executive officers of HTI and all executive officers of CMC as a group, as of March 28, 2002:


             Name of Beneficial
             Owner and Number of                Number of
             Persons in Group (i)              Units Owned    Percent
-------------------------------------          -----------    -------

Lawrence S. Adelson                                 15,000        .7%

Richard P. Brandstatter                                ---       ---%

Robert S. Davis                                        ---       ---%

Edwin Jacobson (ii)                                139,400       6.7%

Susan Tjarksen Roussos                                 ---       ---%

John R. Torell III                                     ---       ---%

Ezra K. Zilkha (iii)                                80,500       3.9%

All directors and executive officers
as a group (7 persons)                             234,900      11.3%


(i) Nature of ownership is direct, except as otherwise indicated herein. Unless shown, ownership is less than 1% of class.

(ii) Included in the table are 9,400 units held by Mr.Jacobson's wife as to which Mr. Jacobson shares voting and dispositive power.

(iii) Included in the table are 24,500 Units owned by Zilkha & Sons, Inc., with respect to which Mr. Zilkha may be deemed to be the beneficial owner.

Item 13.    Certain Relationships and Related Transactions

CMC had a management agreement with HTI, pursuant to which CMC is required to pay HTI an annual management fee in the amount of $425,000. On October 19, 2000, this management agreement was extended from June 26, 2000 to June 27, 2005. In 1999, the balance of the 1998 fee of $283,000 fee was paid as well as 100% of the 1999 fee. The management fees for the years 2000 and 2001 of $425,000 each were credited against amounts owed CMC. On January 7, 2002, this management agreement was assigned to HTII, the new General Partner.

Under a management services agreement, HTI reimburses Heartland for reasonable and necessary costs and expenses for services. These totaled $837,000 for the year ended December 31, 2001, $410,000 for the year ended December 31, 2000 and $368,000 for the year ended December 31, 1999. Heartland and CMC also made loans to HTI. HTI owes Heartland and CMC in the aggregate $8,186,000 as of December 31, 2001, $4,581,000 as of December 31, 2000 and $1,093,000 as of December 31,
1999 related to these expenses and loans. Included in this amount owed Heartland and CMC is $882,000, $294,000 and $56,000 of interest accrued on outstanding amounts owed during the years 2001, 2000 and 1999, respectively. Interest was computed using the prime rate plus 2 1/4% (11.75% at December 29, 2000) until December 31, 2000 when the interest rate was changed to 13%. As collateral for the amount owed Heartland and CMC, HTI Class B, LLC pledged, on December 14, 2000, to Heartland and CMC a senior lien and a senior security interest in the Heartland Class B Limited Partnership Interest owned by HTI Class B, LLC. On December 29, 2000, HTI executed a line of credit promissory note that is due on demand, payable to Heartland and CMC in the amount of $6,000,000. At that time, HTI granted the Company a Series C Warrant that entitles the Company to purchase 320,000 shares at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. On May 11, 2001, HTI executed an additional line of credit promissory note in the amount of $1,000,000. On July 3, 2001, the $1,000,000 promissory note was cancelled and a replacement line of credit promissory note in the amount of $1,500,000 was executed. On October 11, 2001, the $1,500,000 line of credit promissory note was cancelled and a replacement line of credit promissory not in the amount of $2,000,000 was executed. The line of credit promissory notes bear interest at 13%. The total of the two line of credit promissory notes is $8,000,000.

HTI and the Company have provided loans, on market terms, to each other from time to time, as provided in the agreements between them. The initial terms of the loan were based on the collateral of the Class B interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

At December 31, 2001, HTI owed Heartland and CMC approximately $8,186,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B limited partner interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is not at this time able to predict the ultimate outcome of its efforts to protect its interests in the Collateral or the effect thereof on the Class A limited partners. Nevertheless, management believes the note receivable of $8,186,000 is recoverable through the Company's security interest in the Class B limited partner interest.

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

The officers and directors of HTI, the officers Heartland and the managers of HTII; including Lawrence S. Adelson, Chairman of the Board, President and Chief Executive Officer of HTI and Chief Executive Officer of Heartland, will not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that (i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland, or any Unitholder on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner (although it is not clear under Delaware law that such provisions would be enforceable). The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will act in its sole discretion, in good faith or pursuant to other appropriate standards.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this report:

1. Financial statements - PricewaterhouseCoopers LLP
   -------------------------------------------------

The financial statements of Heartland Partners, L.P. are included in Part II,
Item 8:

REPORT OF INDEPENDENT ACCOUNTANTS...................................      16

CONSOLIDATED BALANCE SHEET
   December 31, 2001................................................      17

CONSOLIDATED STATEMENT OF OPERATIONS
   For the Year Ended December 31, 2001.............................      18

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
   For the Year Ended December 31, 2001.............................      19

CONSOLIDATED STATEMENT OF CASH FLOWS
   For the Year Ended December 31, 2001.............................      20

Notes to Consolidated Financial Statements..........................      21

2. Financial statement schedules - PricewaterhouseCoopers LLP
   ----------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS...................................      33

REAL ESTATE AND ACCUMULATED DEPRECIATION............................      34

Attachment A to Schedule III........................................      35

3. Financial statements - Ernst & Young LLP
   ----------------------------------------
The financial statements of Heartland Partners, L.P. are included in Part II,
Item 8:

REPORT OF INDEPENDENT AUDITORS......................................      36

CONSOLIDATED BALANCE SHEETS
   December 31, 2000 and 1999.......................................      37

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
   For the Years Ended December 31, 2000, 1999, and 1998............      38

CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Years Ended December 31, 2000, 1999 and 1998.............      39

CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Years Ended December 31, 2000, 1999, and 1998............      40

Notes to Consolidated Financial Statements..........................      41

4. Financial statement schedules - Ernst & Young LLP
   -------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS...................................      57

REAL ESTATE AND ACCUMULATED DEPRECIATION............................      58

Attachment A to Schedule III........................................      59

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

10.19 Employment Agreement, dated December 20, 1999, between CMC Heartland Partners and Edwin Jacobson incorporated by reference to Exhibit 10.19 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1999.*

10.20 Construction Loan Agreement dated October 20, 1999 between CMC Heartland Partners III, LLC, a Delaware limited liability company and Bank One, Illinois, N.A., a national banking association incorporated by reference to Exhibit 10.20 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1999.

10.21 Third amendment to Amended and Restated Loan and Security Agreement dated November 18, 1999 among CMC Heartland Partners, and Heartland Partners, L.P. and LaSalle National Association, a national banking association incorporated by reference to Exhibit 10.21 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1999.

10.22 Construction Loan Agreement dated December 9, 1999 between CMC Heartland Partners VII, LLC, a Delaware limited liability company and Bank One, Illinois, N.A., a national banking association incorporated by reference to Exhibit 10.22 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1999.

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

10.34 The Second Amendment of Mortgage and Amendment to Loan Agreement, Note and Other Loan Documents dated December 1, 2000, by and between CMC Heartland Partners I, Limited Partnership and Bank One, Illinois, N.A., incorporated by reference to Exhibit 10.34 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.35 First Amendment of Construction Loan Agreement, Note, Deed of Trust and Other Loan Documents dated December 8, 2000 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A., incorporated by reference to Exhibit 10.35 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.36 Promissory Note dated December 12, 2000 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A., incorporated by reference to
        Exhibit 10.36 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.37 Purchase and Sale Agreement dated December 12, 2000 between CMC Heartland Partners VII, LLC and Longleaf Associates Limited Partnership, incorporated by reference to Exhibit 10.37 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.38 Line of Credit Promissory Note dated December 29, 2000 between Heartland Technology, Inc. (Borrower) and CMC Heartland Partners (Payee), incorporated by reference to Exhibit 10.38 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.39 Series C Warrant exercisable on or before February 16, 2006 issued to Heartland Partners, LP by Heartland Technology, Inc. on February 16, 2001, incorporated by reference to Exhibit 10.39 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.40 Fifth Amendment to Amendment Restated Loan and Security Agreement dated December 31, 2000 between CMC Heartland Partners, Heartland Partners, LP and CMC Heartland Partners IV, LLC and LaSalle Bank National Association, incorporated by reference to Exhibit 10.40 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.41 Second Amendment of Construction Loan Agreement, Mortgage, Notes, and Other Loan Documents dated February 23, 2001 between CMC Heartland Partners III, LLC and Bank One, Illinois, N.A., incorporated by reference to Exhibit 10.41 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.42   The Senior Security  Agreement dated December 14, 2000 between HTI
        Class B, LLC,  Heartland  Technology,  Inc.  and  Heartland  Partners,
        L.P. and CMC Heartland   Partners,   incorporated  by  reference  to
        Exhibit 10.42 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.43 The Control Agreement dated December 14, 2000 between Heartland Partners, L.P. and HTI Class B, LLC and CMC Heartland Partners, incorporated by reference to Exhibit 10.43 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.44 Line of Credit Promissory Note dated December 14, 2000 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (collectively, the payee), incorporated by reference to Exhibit 10.44 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.45   The Lien Subordination and  Inter-Creditor  Agreement between
        CMC Heartland Partners and Heartland Partners, L.P. and PG Oldco, Inc. and Heartland Technology, Inc., incorporated by reference to
        Exhibit 10.45 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.46 The Control Agreement dated December 18, 2000 between Heartland Partners, L.P. and HTI Class B, LLC and PG Oldco, Inc., incorporated by reference to Exhibit 10.46 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.47 The Subordinated Security Agreement dated December 18, 2000 between HTI Class B, LLC and Heartland Technology, Inc. and PG Oldco, Inc., incorporated by reference to Exhibit 10.47 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.48 Second Agreement dated February 20, 2001 between the Port of Tacoma and CMC heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington, incorporated by reference to Exhibit 10.48 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.49 First Agreement dated June 28, 1999 effective July 15, 1999 between the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington, incorporated by reference to Exhibit 10.49 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.50 Sixth Amendment to Amended and Restated Loan and Security Agreement dated March 31, 2001 between CMC Heartland Partners, Heartland Partners, LP and CMC Heartland Partners IV, LLC and LaSalle Bank National Association, incorporated by reference to Exhibit 10.50 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.51 Second Amendment of Construction Loan Agreement, Note, Deed of Trust and Other Loan Documents dated April 12, 2001 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A., incorporated by reference to
        Exhibit 10.51 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.52 $1,000,000 Line of Credit Promissory Note dated May 11, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (collectively, the payee), incorporated by reference to Exhibit 10.52 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.53 $1,500,000 Line of Credit Promissory Note dated July 3, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (the payee), incorporated by reference to Exhibit
        10.53 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.54 $2,000,000 Line of Credit Promissory Note dated October 11, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (collectively, the payee), incorporated by reference to Exhibit 10.54 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.55 Seventh Amendment to Amended and Restated Loan and Security Agreement dated December 31, 2001 between CMC Heartland Partners, Heartland Partners, LP and CMC Heartland Partners IV, LLC and LaSalle Bank National Association (filed herewith).

10.56 Third Agreement dated January 9, 2002 between the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington (filed herewith).

10.57 Modification Agreement dated February 23, 2002 between CMC Heartland Partners III, LLC and Bank One Illinois, N.A. (filed herewith).

21      Subsidiaries of Heartland Partners, L.P (filed herewith).




* Management contract required to be filed as an exhibit pursuant to item 14(c)


(b) Reports on Form 8-K
    -------------------

A Form 8-K was filed by Heartland with the Securities and Exchange Commission on December 18, 2001, announcing the Board of Directors of the Company's General Partner, HTI, had approved the engagement of PricewaterhouseCoopers LLP as its auditors for the fiscal year ending December 31, 2001 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of Heartland effective December 18, 2001. The Audit Committee of the Board of Directors of HTI approved the change in auditors on December 18, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HEARTLAND PARTNERS, L.P.
                                             --------------------------
                                                    (Registrant)

                                             By /s/ Lawrence S. Adelson
                                             --------------------------
                                                  Lawrence S. Adelson
                                            (Manager of HTI Interests, LLC,
                                                   General Partner)



Date: April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


      /s/ Robert S. Davis                        /s/ Edwin Jacobson
      -------------------                        ------------------
        Robert S. Davis                           Edwin Jacobson
(Manager of HTI Interests, LLC,          (Manager of HTI Interests, LLC,
       General Partner)                          General Partner)
         April 1, 2002                             April 1, 2002

    /s/ Lawrence S. Adelson                     /s/ Ezra K. Zilkha
    ------------------------                    ------------------
      Lawrence S. Adelson                         Ezra K. Zilkha
(Manager of HTI Interests, LLC,          (Manager of HTI Interests, LLC,
       General Partner)                          General Partner)
         April 1, 2002                             April 1, 2002

     /s/ John R. Torell III
     ----------------------
       John R. Torell III
(Manager of HTI Interests, LLC,
       General Partner)
         April 1, 2002

                            HEARTLAND PARTNERS, L.P.

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
-------  ---------------------------------------------------------------------

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

Exhibit
Number                           Description
-------  ---------------------------------------------------------------------

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

Exhibit
Number                           Description
-------  ---------------------------------------------------------------------

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

10.19 Employment Agreement, dated December 20, 1999, between CMC Heartland Partners and Edwin Jacobson incorporated by reference to Exhibit 10.19 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1999.*

10.20 Construction Loan Agreement dated October 20, 1999 between CMC Heartland Partners III, LLC, a Delaware limited liability company and Bank One, Illinois, N.A., a national banking association incorporated by reference to Exhibit 10.20 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1999.

10.21 Third amendment to Amended and Restated Loan and Security Agreement dated November 18, 1999 among CMC Heartland Partners, and Heartland Partners, L.P. and LaSalle National Association, a national banking association incorporated by reference to Exhibit 10.21 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1999.

10.22 Construction Loan Agreement dated December 9, 1999 between CMC Heartland Partners VII, LLC, a Delaware limited liability company and Bank One, Illinois, N.A., a national banking association incorporated by reference to Exhibit 10.22 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Exhibit
Number                           Description
-------  ---------------------------------------------------------------------

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

10.34 The Second Amendment of Mortgage and Amendment to Loan Agreement, Note and Other Loan Documents dated December 1, 2000, by and between CMC Heartland Partners I, Limited Partnership and Bank One, Illinois, N.A., incorporated by reference to Exhibit 10.34 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit
Number                           Description
-------  ---------------------------------------------------------------------

10.35 First Amendment of Construction Loan Agreement, Note, Deed of Trust and Other Loan Documents dated December 8, 2000 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A., incorporated by reference to Exhibit 10.35 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.36 Promissory Note dated December 12, 2000 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A., incorporated by reference to
        Exhibit 10.36 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.37 Purchase and Sale Agreement dated December 12, 2000 between CMC Heartland Partners VII, LLC and Longleaf Associates Limited Partnership, incorporated by reference to Exhibit 10.37 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.38 Line of Credit Promissory Note dated December 29, 2000 between Heartland Technology, Inc. (Borrower) and CMC Heartland Partners (Payee), incorporated by reference to Exhibit 10.38 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.39 Series C Warrant exercisable on or before February 16, 2006 issued to Heartland Partners, LP by Heartland Technology, Inc. on February 16, 2001, incorporated by reference to Exhibit 10.39 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.40 Fifth Amendment to Amendment Restated Loan and Security Agreement dated December 31, 2000 between CMC Heartland Partners, Heartland Partners, LP and CMC Heartland Partners IV, LLC and LaSalle Bank National Association, incorporated by reference to Exhibit 10.40 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.41 Second Amendment of Construction Loan Agreement, Mortgage, Notes, and Other Loan Documents dated February 23, 2001 between CMC Heartland Partners III, LLC and Bank One, Illinois, N.A., incorporated by reference to Exhibit 10.41 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.42   The Senior Security  Agreement dated December 14, 2000 between HTI
        Class B, LLC,  Heartland  Technology,  Inc.  and  Heartland  Partners,
        L.P. and CMC Heartland   Partners,   incorporated  by  reference  to
        Exhibit 10.42 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.43 The Control Agreement dated December 14, 2000 between Heartland Partners, L.P. and HTI Class B, LLC and CMC Heartland Partners, incorporated by reference to Exhibit 10.43 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.44 Line of Credit Promissory Note dated December 14, 2000 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (collectively, the payee), incorporated by reference to Exhibit 10.44 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit
Number                           Description
-------  ---------------------------------------------------------------------

10.45   The Lien Subordination and  Inter-Creditor  Agreement between
        CMC Heartland Partners and Heartland Partners, L.P. and PG Oldco, Inc. and Heartland Technology, Inc., incorporated by reference to
        Exhibit 10.45 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.46 The Control Agreement dated December 18, 2000 between Heartland Partners, L.P. and HTI Class B, LLC and PG Oldco, Inc., incorporated by reference to Exhibit 10.46 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.47 The Subordinated Security Agreement dated December 18, 2000 between HTI Class B, LLC and Heartland Technology, Inc. and PG Oldco, Inc., incorporated by reference to Exhibit 10.47 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.48 Second Agreement dated February 20, 2001 between the Port of Tacoma and CMC heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington, incorporated by reference to Exhibit 10.48 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.49 First Agreement dated June 28, 1999 effective July 15, 1999 between the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington, incorporated by reference to Exhibit 10.49 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.50 Sixth Amendment to Amended and Restated Loan and Security Agreement dated March 31, 2001 between CMC Heartland Partners, Heartland Partners, LP and CMC Heartland Partners IV, LLC and LaSalle Bank National Association, incorporated by reference to Exhibit 10.50 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.51 Second Amendment of Construction Loan Agreement, Note, Deed of Trust and Other Loan Documents dated April 12, 2001 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A., incorporated by reference to
        Exhibit 10.51 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.52 $1,000,000 Line of Credit Promissory Note dated May 11, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (collectively, the payee), incorporated by reference to Exhibit 10.52 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.53 $1,500,000 Line of Credit Promissory Note dated July 3, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (the payee), incorporated by reference to Exhibit
        10.53 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Exhibit
Number                           Description
-------  ---------------------------------------------------------------------

10.54 $2,000,000 Line of Credit Promissory Note dated October 11, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (collectively, the payee), incorporated by reference to Exhibit 10.54 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.55 Seventh Amendment to Amended and Restated Loan and Security Agreement dated December 31, 2001 between CMC Heartland Partners, Heartland Partners, LP and CMC Heartland Partners IV, LLC and LaSalle Bank National Association (filed herewith).

10.56 Third Agreement dated January 9, 2002 between the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington (filed herewith).

10.57 Modification Agreement dated February 23, 2002 between CMC Heartland Partners III, LLC and Bank One Illinois, N.A. (filed herewith).

21      Subsidiaries of Heartland Partners, L.P. (filed herewith).

                                                                     Exhibit 21

                       Subsidiaries of Registrant

The following is a list of all the registrant's direct and indirect subsidiaries, state of incorporation or organization and the percentage ownership by Heartland of each.


Name of Subsidiary                                            State       Ownership

         CMC Heartland Partners                               N/A            99.99%

         Heartland Development Corporation                    Delaware         100%

         CMC Heartland Partners I, Limited Partnership        Delaware          (a)

         CMC Heartland Partners I, LLC                        Delaware          (b)

         CMC Heartland Partners II, LLC                       Delaware          (b)

         CMC Heartland Partners III, LLC                      Delaware          (b)

         CMC Heartland Partners IV, LLC                       Delaware          (b)

         CMC Heartland Partners V, LLC                        Delaware          (b)

         CMC Heartland Partners VI, LLC                       Delaware          (b)

         CMC Heartland Partners VII, LLC                      Delaware          (b)

         CMC Heartland Partners VIII, LLC                     Delaware          (b)

         Lifestyle Communities, Ltd.                          Delaware          (b)

         Lifestyle Construction Company, Inc.                 Delaware          (b)



(a)CMC Heartland Partners I, Limited Partnership is owned by CMC Heartland Partners as sole limited partner and Heartland Development Corporation as sole general partner.

(b)CMC Heartland Partners I, II, III, IV, V, VI, VII, VIII and Lifestyle Communities, Ltd. and Lifestyle Construction Company, Inc. are all 100% owned by CMC Heartland Partners.