Form 10-Q
period 2002-03-31
HEARTLAND PARTNERS L P
filed 2002-05-15
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark one)
[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended         March 31, 2002
                                         -------------------------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                             to
                                          ---------------------------    -----

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

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2002



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

                   Consolidated Balance Sheets...............................3

                   Consolidated Statements of Operations.....................4

                   Consolidated Statements of Cash Flows.....................5

                   Notes to Consolidated Financial Statements................6

Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................17

Item 3       Quantitative and Qualitative Disclosure About Market Risk......25

PART II.  OTHER INFORMATION


Item 1       Legal Proceedings..............................................26

Item 6       Exhibits and Reports on Form 8-K...............................29

                   Signatures...............................................30

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                             (amounts in thousands)
                                   (Unaudited)



                                                   March 31,     December 31,
                                                        2002             2001
                                               -------------    -------------
Assets:
Cash                                           $         266    $         103
Restricted cash                                        1,152            1,196
Accounts receivable                                      374              430
Due from affiliate                                     8,519            8,186
Prepaid and other assets                                  89              138
Investment in joint venture                              129              166
                                               -------------    -------------
       Total                                          10,529           10,219
                                               -------------    -------------

Property:
Land                                                   1,072            1,072
Buildings and improvements                               634            1,630
       Less accumulated depreciation                     164            1,144
                                               -------------    -------------
Net land, buildings and improvements                   1,542            1,558
Land held for sale                                       718              723
Housing inventories                                   10,241           10,847
Land held for development                              4,807            4,807
Capitalized predevelopment costs                      10,891           10,266
                                               -------------    -------------
       Net properties                                 28,199           28,201
                                               -------------    -------------

Total assets                                   $      38,728    $      38,420
                                               =============    =============

Liabilities:
Notes payable                                  $       7,612    $       6,746
Accounts payable and accrued
  expenses                                             2,832            2,625
Cash overdraft                                            --              278
Accrued real estate taxes                                924              817
Allowance for claims and liabilities                   4,349            4,337
Unearned rents and deferred income                     1,505            1,530
Other liabilities                                      2,027            2,027
                                               -------------    -------------
       Total liabilities                              19,249           18,360
                                               -------------    -------------

Partners' capital:
General Partner                                           76               81
Class A Limited Partners -
  2,142 units authorized, issued
  and 2,093 outstanding at March 31, 2002
  and 2,095 outstanding at December 31, 2001           9,817           10,390
Class B Limited Partner                                9,586            9,589
                                               -------------    -------------
       Total partners' capital                        19,479           20,060
                                               -------------    -------------

Total liabilities and partners' capital        $      38,728    $      38,420
                                               =============    =============


          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE QUARTERS ENDED
                             MARCH 31, 2002 AND 2001
                   (amounts in thousands except per unit data)
                                   (Unaudited)


                                                  Quarter Ended
                                                    March 31,
                                                2002        2001
                                              ---------   ---------
Income:
Property sales                                $   1,044   $  10,210
Less: Cost of property sales                      1,044       7,003
                                              ---------   ---------

Gross profit on property sales                       --       3,207
                                              ---------   ---------

Operating Expenses:
Selling expenses                                    325         979
General and administrative
  expenses                                          458         523
Real estate taxes                                    23          24
Environmental expenses                               20          19
                                              ---------   ---------

Total operating expenses                            826       1,545
                                              ---------   ---------

Operating (loss) income                            (826)      1,662

Other Income and (Expenses):
Portfolio income                                    285         370
Rental income                                        86          91
Other income                                         29         202
Depreciation                                        (16)        (25)
Management fee                                     (103)       (106)
                                              ---------   ---------

Total other income                                  281         532
                                              ---------   ---------

Net (loss) income                             $    (545)  $   2,194
                                              =========   =========

Net (loss) income allocated to
  General partner                             $      (5)  $      22
                                              =========   =========
Net (loss) income allocated to
  Class B limited partner                     $      (3)  $      11
                                              =========   =========
Net (loss) income allocated to
  Class A limited partners                    $    (537)  $   2,161
                                              =========   =========
Net (loss) income per Class A
  Limited partnership unit                    $   (0.26)  $    1.01
                                              =========   =========
Weighted average number of Class A limited
  partnership units outstanding                   2,094       2,142
                                              =========   =========

          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR QUARTERS ENDED MARCH 31, 2002 AND 2001
                             (amounts in thousands)
                                   (Unaudited)


                                                                    Three Months Ended
                                                                   March 31,    March 31,
                                                                     2002         2001
                                                                  ----------   ----------
Cash Flow from Operating Activities:
Net (loss) income                                                 $     (545)   $   2,194
Adjustments reconciling net (loss) income to net cash
  (used in) provided by operating activities:
Equity in earnings of joint venture                                      (11)         (90)
Depreciation                                                              16           25
Net change in allowance for claims and liabilities                        12          (22)
Net change in assets and liabilities:
   Decrease (increase) in accounts receivable                             56          (19)
   Decrease in housing inventories, net                                  606        2,304
   Decrease in land held for sale                                          5            7
   Decrease in land held for development                                  --          299
   (Increase) decrease in capitalized predevelopment costs, net         (625)         549
   Increase in accounts payable and accrued liabilities                  207          372
   Net change in other assets and liabilities                            131         (653)
                                                                  ----------   ----------

Net cash (used in) provided by operating activities                     (148)       4,966
                                                                  ----------   ----------

Cash Flow from Investing Activities:
Additions to land, building and other, net                                --           (7)
Increase in note receivable from affiliate                              (333)      (1,380)
                                                                  ----------   ----------

Net cash used in investing activities                                   (333)      (1,387)
                                                                  ----------   ----------

Cash Flow from Financing Activities:
Advances (payoffs) on notes payable, net                                 866          (88)
Redemption of Class A Limited Partner units                              (36)          --
Distributions received from joint venture                                 48           --
Decrease in restricted cash                                               44           29
Decrease in cash overdraft                                              (278)          --
                                                                  ----------   ----------

Net cash provided by (used in) financing activities                      644          (59)
                                                                  ----------   ----------

Net increase in cash                                                     163        3,520

Cash at beginning of period                                              103          150
                                                                  ----------   ----------

Cash at end of period                                             $      266   $    3,670
                                                                  ==========   ==========

          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)




These unaudited Consolidated Financial Statements of Heartland Partners, L.P., a Delaware Limited Partnership, and its subsidiaries (collectively, "Heartland" or the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K (the "2001 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2001 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


1. Summary of Significant Accounting Policies

Consolidation

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. At March 31, 2002, CMC Heartland Partners ("CMC") was an operating general partnership owned 99.99% by Heartland and .01% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company ("MLC"). HTI was the general partner of Heartland. HTI transferred its general partner interest in the Company to HTI Interests, LLC ("HTII"), a Delaware limited liability company, owned 99.9% by HTI and .1% by HTI Principals, Inc., a Delaware corporation, owned by four of HTI's Board of Directors and a former director of HTI. HTII is now the General Partner of Heartland, (in such capacity, the "General Partner").

The following table sets forth various entities formed by the Company since its inception, date and purpose of formation,development location and ownership:



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

  (2) HDC owns a 1% General Partnership interest and CMC owns a 99% Limited Partnership interest.

  (3) Membership interest owned by CMC.

  (4) Stock wholly owned by CMC.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


Except as otherwise noted herein, references herein to "Heartland" or the "Company" include CMC, HDC, CMCLP, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCC and LCL. The consolidated financial statements include the accounts of Heartland. All intercompany transactions have been eliminated in consolidation.

Organization

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

Subject to the limitations described in the preceding paragraph, the General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner. Liquidating distributions, upon dissolution of the partnership, are made pro rata to each partner in accordance with its positive Capital Account balance after certain adjustments set out in the Partnership agreement. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month. No cash distribution were made during the three months ended March 31, 2002.

On August 22, 2001, Heartland announced that it had been authorized by its General Partner to purchase up to 50,000 of its outstanding Class A partnership units. As of March 31, 2002 and December 31, 2001, the Company had repurchased 49,760 and 47,360 Class A partnership units at a total cost of $830,000 and $794,000, respectively. These repurchases are shown as a reduction of Partners' Capital.

As of March 31, 2002 and December 31, 2001, Heartland and CMC loaned HTI an aggregate of $8,519,000 and $8,186,000, respectively. The loans are collateralized by a security interest in the Class B limited partner interest and bear interest at 13%. The Company has also received as compensation for the loans a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI and the Company have provided loans, on market terms, to each other from time to time, as provided in the agreements between them. The initial terms of the loan were based on the collateral of the Class B interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

At March 31, 2002, HTI owed Heartland and CMC approximately $8,519,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B limited partner interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is not at this time able to predict the ultimate outcome of its efforts to protect its interests in the Collateral or the effect thereof on the Class A limited partners. Nevertheless, management believes the note receivable of $8,519,000 is recoverable through the Company's security interest in the Class B limited partner interest.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of the Company are held at two financial institutions.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, cash in escrow, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of theses financial instruments. The carrying value of the Company's notes payable approximate fair value at March 31, 2002 due to the short duration and variable nature of the financial instruments.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

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

Heartland's assets are carried at historical cost. At March 31, 2002, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

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

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property. No event occurred during the first quarter of the year 2002 that resulted in an impairment loss being recognized.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the first quarter of the year 2002 that resulted in an impairment loss being recognized.

Housing inventories, (including completed model homes), consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost which is not in excess of fair value. Land, land development, and indirect costs are allocated to cost of sales on the basis of units closed in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units closed for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value less the cost to dispose of the inventories, is less than the capitalized costs. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value. No event occurred during the year 2002 that resulted in an impairment loss being recognized.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

Housing inventories consisted of the following at March 31, 2002 (amounts in thousands):



      Land under development...............      $ 3,335

      Direct construction costs............        3,596

      Capitalized project costs............        3,310
                                                 -------

        Total                                    $10,241
                                                 =======

2.  Contingencies

At March 31, 2002, Heartland's allowance for claims and liabilities was approximately $4,300,000 of which approximately $300,000 was for the resolution of non-environmental claims and $4,000,000 was for environmental matters. Significant legal proceedings and contingencies are discussed in the 2001 Form 10-K.

On January 9, 2002, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma in which the Port of Tacoma released all claims against the Company and the Company agreed either to (a) pay $1,100,000 on or before December 31, 2002, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. At March 31, 2002 and December 31, 2001, Heartland's allowance for claims and liabilities for this site was $1,110,000. At March 31, 2002, interest owed to the Port had been paid to date.

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

3.  Notes Payable

Heartland has a line of credit agreement in the amount of $5,000,000 with LaSalle National Bank ("LNB"), pursuant to which Heartland granted LNB a first lien on certain parcels of land in Chicago, Illinois, Milwaukee, Wisconsin and Fife, Washington which had a carrying value of $16,065,000 and $15,456,000 as of March 31, 2002, and December 31, 2001, respectively. The Company has also pledged as collateral its interest in the Goose Island Joint Venture which has a

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

carrying value of $129,000 and $166,000 at March 31, 2002, and December 31, 2001, respectively. Also, pursuant to the line of credit agreement, Heartland had pledged cash in the amount of $1,150,000 as an interest reserve. The loan matured February 28, 2002. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (6.25% at March 31, 2002). At March 31, 2002, and December 31, 2001, $5,000,000 and $3,500,000, respectively, had been advanced to the Company by LNB against the line of credit. The Company has negotiated with LNB an increase in the line of credit loan amount from $5,000,000 to $5,350,000, the release as collateral the parcels of land located in Milwaukee, Wisconsin and Fife, Washington and the release of the interest reserve of $1,150,000 to Heartland. The documents amending the line of credit have been received by Heartland from LNB and are currently being reviewed by management. The Company anticipates that the documents will be signed.

As of December 8, 2000, Heartland has an agreement for a $3,000,000 revolving line of credit for the construction of homes in its Longleaf community located in Southern Pines, NC with Bank One of Illinois ("Bank One"). Also, on December 8, 2000, Heartland borrowed $250,000 from Bank One to purchase the remaining lots owned by the developer of Longleaf. This $250,000 was the first payment related to certain liabilities assumed by the Company in accordance with a purchase agreement executed on December 12, 2000. The carrying value of the land and housing inventories for these two loans at March 31, 2002, and December 31, 2001, is $2,723,000 and $2,938,000, respectively. The line of credit and the $250,000 loan mature on April 12, 2002, and bear interest at the prime rate (4.75% at March 31, 2002). At March 31, 2002 and December 31, 2001, $1,112,000
and $1,358,000, respectively, had been advanced by Bank One to Heartland on these two loans. Heartland has negotiated with Bank One to change the maturity dates of the two loans to April 12, 2003. The documents amending the two loans have been received by the Company from Bank One and are currently being reviewed by management. Heartland has no reason to believe the documents will not be signed.

On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000 and changed the maturity date of the loan to February 23, 2002. On February 23, 2002, the company modified this loan and changed the maturity date to June 23, 2002. The loan bears interest at the prime rate (4.75% at March 31, 2002). The outstanding loan balance is $1,500,000 at March 31, 2002 and December 31, 2001.

As of March 31, 2002, Heartland's total consolidated indebtedness was $7,612,000. This amount is due within one year from May 1, 2002. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

4. Related Party Transactions

Heartland has a management agreement with HTII pursuant to which Heartland is required to pay HTII an annual management fee in the amount of $413,000 for the year 2002. The management fee for the year 2001 was $425,000. The management agreement terminates on June 27, 2005. The management fee for the first three months of 2002 of $103,000 has been accrued as an expense and reduced the amount owed Heartland and CMC by HTI.

Under a management services agreement, HTI reimburses CMC for reasonable and necessary costs and expenses for services. These totaled $165,000 for the three months ended March 31, 2002. Heartland and CMC also make loans to HTI. HTI owed the Company and CMC, in the aggregate, $8,519,000 and $8,186,000 as of March 31, 2002, and December 31, 2001, respectively, related to these expenses and loans. On December 29, 2000, HTI executed a line of credit promissory note that is due on demand, payable to Heartland and CMC in the amount of $6,000,000. At that time, HTI granted the Company a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. On May 11, 2001, HTI executed an additional line of credit promissory note in the amount of $1,000,000. On July 3, 2001, the $1,000,000 promissory note was cancelled and a replacement line of credit promissory note in the amount of $1,500,000 was executed. On October 11, 2001, the $1,500,000 line of credit promissory note was cancelled and a replacement line of credit promissory note in the amount of $2,000,000 was executed. The line of credit promissory notes bear interest at 13%. The total principal amount of the two line of credit promissory notes is $8,000,000. As collateral for these two notes, HTI Class B, LLC pledged, on December 14, 2000, to Heartland a senior lien and a senior security interest in the Heartland Class B Limited Partnership Interest owned by HTI Class B, LLC.

At March 31, 2002, HTI owed Heartland and CMC approximately $8,519,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B limited partner interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is not at this time able to predict the ultimate outcome of its efforts to protect its interests in the Collateral or the effect thereof on the Class A limited partners. Nevertheless, management believes the note receivable of $8,519,000 is recoverable through the Company's security interest in the Class B limited partner interest.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

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

5. Employee Compensation Arrangements

The former President and Chief Executive Officer of CMC, Edwin Jacobson, who retired February 25, 2002, has received from January 1, 2000 to February 28, 2002 incentive payments equal to 1/2% of the net proceeds from sales of certain real estate after deducting any debt obligations, closing costs and any real estate brokers commission. As of March 31, 2002, $170,000 had been accrued as compensation expense under this plan. As of March 31, 2002, $170,000 had been paid to Mr. Jacobson by CMC. On October 18, 2000, Mr. Jacobson borrowed $375,000 from CMC, of which approximately $307,000 remains outstanding at March 31, 2002 and is included as part of accounts receivable at March 31, 2002. The note is due October 17, 2005, and interest is payable quarterly at the rate of 11% per year. On October 17, 2000, an amendment to the employment agreement authorized CMC to deduct from any incentive payment made to him 40% of that payment and apply it to his outstanding note due to CMC. As a result of this amendment, $68,000 of the above described payments of $170,000 was applied to the outstanding note balance. Mr. Jacobson continues to receive his salary from CMC.

Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan shall be computed by multiplying the following percentages (3% for the year 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. The aggregate benefits payable under the Sales Plan were computed by multiplying 3% for the year 2001 by the net proceeds from the sale of certain real estate during that year. As of March 31, 2002, $973,000 had been accrued as compensation expense under the plans. As of March 31, 2002, $329,000 had been paid to the officers by the Company.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

6. Subsequent Events

On August 22, 2001, the Company was authorized by its General Partner to repurchase up to 50,000 of its Class A partnership units. As of May 15, 2002, Heartland had repurchased the 50,000 Class A partnership units at a total cost of $833,000. These repurchases have been shown as a reduction of Partners' Capital.

On April 30, 2002, LNB released the $1,150,000 interest reserve which was deposited in Heartland's bank account.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002


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

Liquidity and Capital Resources

Cash flow from operating activities has been derived primarily from proceeds of property sales. Cash was $1,418,000 (including $1,152,000 of restricted cash) at March 31, 2002 and $1,299,000 (including $1,196,000 of restricted cash) at December 31, 2001.

Net cash used in operating activities was ($148,000) in the first three months of 2002, compared to $4,966,000 provided by operating activities in the first three months of 2001 or an increase in net cash used in operating activities of $5,114,000 between the two three month periods. This is primarily attributable to a decrease from 2000 to 2001 in sales revenue from Kinzie Station Phase I closings of $5,045,000.

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. As of March 31, 2002, the Company had a line of credit with LaSalle National Bank ("LNB") in the amount of $5,000,000. Cash in the amount of $1,150,000 was pledged as an interest reserve. This $1,150,000 was released to the Company April 30, 2002. The line of credit matured February 28, 2002. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (6.25% at March 31, 2002). At March 31, 2002, $5,000,000 had been advanced to the Company by LNB against the line of credit. Heartland has negotiated an amendment to the LNB line of credit agreement that extends the maturity date to March 31, 2003, increases the line of credit amount from $5,000,000 to $5,350,000, releases as collateral the parcels of land located in Milwaukee, Wisconsin and Fife, Washington and released the interest reserve of $1,150,000 to the Company. The documents amending the LNB line of credit have been received by the Company and are currently being reviewed by management. Heartland anticipates that the documents will be signed. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002

As of March 31, 2002, Heartland and CMC loaned HTI an aggregate of $8,519,000. The loans are collateralized by a security interest in the Class B limited partner interest and bear interest at 13%. The Company has also received as compensation for the loans a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI and the Company have provided loans, on market terms, to each other from time to time, as provided in the agreements between them. The initial terms of the loan were based on the collateral of the Class B interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

At March 31, 2002, HTI owed Heartland and CMC approximately $8,519,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B limited partner interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is not at this time able to predict the ultimate outcome of its efforts to protect its interests in the Collateral or the effect thereof on the Class A limited partners. Nevertheless, management believes the note receivable of $8,519,000 is recoverable through the Company's security interest in the Class B limited partner interest.

Development Property

At March 31, 2002, property designated for development consisted of 12 sites comprising approximately 520 acres. The book value of this land is $8,142,000 or an average of $15,700 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell. Heartland's objective for these properties is to maximize unitholder value.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002


Kinzie Station

Heartland has a 2.68 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 residential units on this 2.68 acre site was received in 1997. On March 28, 2001, zoning approval to increase the total number of residential units from 381 to 442 units was received from the City of Chicago. In addition to the 2.68 acre site, the Company owns approximately 8 acres of land and 4 acres of air rights adjacent to Kinzie Station. This acreage is currently zoned for industrial and manufacturing uses.

Kinzie Station Phase I

Kinzie Station Phase I is situated on 1.23 acres. The construction of Kinzie Station Phase I, which is substantially complete, started on October 1, 1998. The Company has closed 160 Tower units and 18 Plaza units during the period May 1, 2000 to March 31, 2002.

                                 Kinzie Station
                                     Phase I
                                   Unit Detail
                              As of March 31, 2002

                               Total Number     Sale Contracts
                                 of Units          To-Date
                               ------------     --------------

     Tower Building                     163                161
     Plaza                               24                 19
                               ------------     --------------
          Total                         187                180
                               ============     ==============

On October 20, 1999, the Company executed loan documents with Bank One of Illinois ("Bank One") for a loan of $5,250,000 to construct the Kinzie Station Plaza building. On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000, of which $1,500,000 remains outstanding at March 31, 2002, and changed the maturity date of the loan to February 23, 2002. The maturity date of the loan has been extended to June 23, 2002. The loan bears interest at the prime rate (4.75% at March 31, 2002).

Kinzie Station Phase II

Heartland has a 1.45 acre site in the City of Chicago known as Kinzie Station Phase II. The Company has zoning to construct a 267 unit residential tower building.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002

Longleaf

At March 31, 2002, the Company owns 202 lots in its Longleaf community located in Southern Pines, North Carolina. At March 31, 2002, the book value of the lots is $2,310,000, an average of $11,400 per lot.

In Longleaf, the Company has closed, as of March 31, 2002, a total of 39 contracts; 2 in 2002, 9 in 2001, 15 in 2000 and 13 in 1999. When the Company assumed day to day operations of Longleaf in April, 1998, there were a number of homes under construction which were owned by the developer, as well as resale homes, on the market. As of March 31, 2002, the Company has sold 45 homes and 5 lots for these owners since April 1, 1998.


                                    Longleaf
                              Unit Inventory Detail
                              As of March 31, 2002


     Model homes                                                  2
     Sold home under construction                                 1
     Inventory homes under construction                           5
     Lots owned                                                 194
                                                          ---------
              Total unit inventory                              202
                                                          =========

As of December 8, 2000, Heartland has an agreement for a $3,000,000 revolving line of credit for the construction of homes in Longleaf with Bank One. Also, on December 8, 2000, Heartland borrowed $250,000 to purchase the remaining lots owned by the developer of Longleaf. This $250,000 was the first payment related to certain liabilities assumed by the Company in accordance with a purchase agreement executed on December 12, 2000. The revolving line of credit and $250,000 loan mature April 12, 2002 and bear interest at the prime rate (4.75% at March 31, 2002). At March 31, 2002, $1,112,000 had been advanced by Bank One to Heartland on these two loans. Heartland has negotiated with Bank One to change the maturity dates of the two loans to April 12, 2003. The documents amending the two loans have been received by the Company from Bank One and are currently being reviewed by management. Heartland has no reason to believe the documents will not be signed. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

Goose Island Joint Venture

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of March 31, 2002, the buildings had been built and leases had been signed for all of the 265,000 square feet.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002

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

On December 28, 2001, Heartland executed a construction management agreement with Crab Apple Beach, L.L.C., an unrelated party, to assist in the management of the development, in phases, of the Fife property. Also, the Company anticipates completing the engineering for the first phase of the development and submitting to the City of Fife the final first phase plat for its approval in the second quarter of the year 2002. Development of the property has started during the first quarter of the year 2002.

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

Osprey Cove

At Osprey Cove in St. Marys, Georgia, Heartland owns 1 unsold lot purchased for $41,000. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities, which includes a recreational complex, lakes, a boat dock and a boat launch. In December, 1999, the Company decided to cease operations at Osprey Cove. As of March 31, 2002, a total of 68 contracts have closed in Osprey; 3 in 2002, 14 in 2001, 16 in 2000, 20 in 1999, 13 in 1998
and 2 in 1997. The First National Bank of St. Marys ("FNB") in Georgia had made two loans of $170,000 and $235,000 to the Company. These two loans were paid in full during the quarter ended March 31, 2002.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002

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

Heartland's current inventory of land held for sale consists of 13,986 acres located throughout 12 states. The book value of this inventory is approximately $718,000. The majority of the land is former railroad rights-of-way, long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites located in small rural communities or outlying mid-cities, are leased to third parties for agricultural use and these properties may be improved with the lessee's structures.

The sale, management and leasing of the Company's non-development real estate inventory is conducted by Heartland's Sales and Property Management Department. The volume of the Company's sales has slowed over the last seven years due to the less desirable characteristics of the remaining properties.

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

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002

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

At March 31, 2002, the Company has recorded a liability in the amount of $4,000,000 for possible environmental liabilities, including legal, remediation and consulting fees. In addition, Heartland has established an allowance for resolution of non-environmental claims of $300,000.

At March 31, 2002, there is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is unable to determine whether environmental liabilities which management is unable to reasonably estimate will or will not have a material effect on Heartland's results of operations or financial condition.

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

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002

Results of Operations

Operations for the first quarters ended March 31, 2002, and 2001, resulted in a net loss of ($545,000), and net income of $2,194,000, respectively. For the first quarters ended March 31, 2002, and 2001, the loss allocated to the Class A Limited Partners is ($537,000), and net income of $2,161,000, respectively or ($.26), and $1.01, respectively per Class A Unit.

The decrease in net income for the first three months of 2002 compared to net income in the first three months of 2001 of $2,739,000 is attributable to a decrease in the gross profit on property sales of $3,207,000.

Total operating expenses were $826,000 and $1,545,000 for the first three months ending March 31, 2002, and 2001, respectively. The decrease of $719,000 is due to decreased sales and marketing expenses of $654,000 and a reduction in general and administrative expenses of $65,000.

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

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of March 31, 2002, Heartland's total consolidated indebtedness was $7,612,000. This amount is due within one year from May 1, 2002. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at March 31, 2002 is $7,612,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate and the prime rate plus 1.5% and at a fixed rate of 8%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $19,000.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of Operations: Economic and Other Conditions Generally, Access to Financing and Interest Rate Sensitivity.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

At March 31, 2002, Heartland's allowance for claims and liabilities was approximately $4,300,000. During the three months ended March 31, 2002, an increase of approximately $12,000 in the provision was recorded in respect to environmental matters. Material legal matters are discussed below.

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

Tacoma, Washington

In June, 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest. On October 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified January 9, 2002, in which the Port released all claims and the Company agreed either to, (a) pay $1.1 million on or before December 31, 2002, plus interest from January 1, 1999 or, (b) to convey to the Port real property to be agreed upon at a later date. At March 31, 2002, Heartland's allowance for claims and liabilities for this site was $1,110,000. The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002

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

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002

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

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:


Exhibit No.     Description
-----------     ---------------------------------------------------------------

                None


(b)   Reports on Form 8-K;

 A Form 8-K was filed by the Company on March 6, 2002 announcing, pursuant to a press release dated February 26, 2002, that Lawrence S. Adelson had been appointed Chief Executive Officer, replacing Edwin Jacobson who had retired February 25, 2002.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002

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

                                              HEARTLAND PARTNERS, L.P.
                                              ------------------------
                                                    (Registrant)


Date: May 15, 2002                           By /s/ Lawrence S. Adelson
                                                -----------------------
                                                  Lawrence S. Adelson
                                            (Manager of HTI Interests, LLC,
                                                   General Partner)

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2002




                                  EXHIBIT INDEX
                                  -------------

Exhibit No.     Description
-----------     ---------------------------------------------------------------

                None