Form 10-Q
period 2002-06-30
HEARTLAND PARTNERS L P
filed 2002-08-14
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended              June 30, 2002
                                     -----------------------------------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                                  to
                                     --------------------------------    -----

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

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2002



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

                   Consolidated Balance Sheets...............................3

                   Consolidated Statements of Operations.....................4

                   Consolidated Statements of Cash Flows.....................5

                   Notes to Consolidated Financial Statements................6

Item 2       Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................18

Item 3       Quantitative and Qualitative Disclosure About Market Risk......26

PART II.  OTHER INFORMATION


Item 1       Legal Proceedings..............................................27

Item 6       Exhibits and Reports on Form 8-K...............................30

                   Signatures...............................................31

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                             (amounts in thousands)
                                   (Unaudited)

                                                      June 30,    December 31,
                                                          2002            2001
                                                   -----------    ------------
Assets:
Cash                                               $       446     $       103
Restricted cash                                              5           1,196
Accounts receivable                                        463             430
Due from affiliate                                       8,466           8,186
Prepaid and other assets                                   240             138
Investment in joint venture                                154             166
                                                   -----------     -----------
       Total                                             9,774          10,219
                                                   -----------     -----------

Property:
Land                                                     1,072           1,072
Buildings and improvements                                 634           1,630
       Less accumulated depreciation                       180           1,144
                                                   -----------     -----------
Net land, buildings and improvements                     1,526           1,558
Land held for sale                                         717             723
Housing inventories                                      9,006          10,847
Land held for development                                4,807           4,807
Capitalized predevelopment costs                        11,987          10,266
                                                   -----------     -----------
       Net properties                                   28,043          28,201
                                                   -----------     -----------

Total assets                                       $    37,817     $    38,420
                                                   ===========     ===========

Liabilities:
Notes payable                                      $     7,344     $     6,746
Accounts payable and accrued
  expenses                                               2,926           2,625
Cash overdraft                                              --             278
Accrued real estate taxes                                  706             817
Allowance for claims and liabilities                     4,349           4,337
Unearned rents and deferred income                       1,480           1,530
Other liabilities                                        1,962           2,027
                                                   -----------     -----------
       Total liabilities                                18,767          18,360
                                                   -----------     -----------

Partners' capital:
General Partner                                             71              81
Class A Limited Partners - 2,142 units
  authorized, issued and  2,092 outstanding at
  June 30, 2002 and 2,095 at December 31, 2001           9,395          10,390
Class B Limited Partner                                  9,584           9,589
                                                   -----------     -----------
       Total partners' capital                          19,050          20,060
                                                   -----------     -----------

Total liabilities and partners' capital            $    37,817     $    38,420
                                                   ===========     ===========



          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   (amounts in thousands except per unit data)
                                   (Unaudited)


                                                   Three Months Ended             Six Months Ended
                                                        June 30,                       June 30,
                                                   2002           2001           2002           2001
                                                ----------     ----------     ----------     ----------
Income:
Property sales                                  $    2,488     $   11,043     $    3,532     $   21,253
Less: Cost of property sales                         1,906          6,605          2,950         13,608
                                                ----------     ----------     ----------     ----------

Gross profit on property sales                         582          4,438            582          7,645
                                                ----------     ----------     ----------     ----------

Operating Expenses:
Selling expenses                                       312            920            637          1,899
General and administrative
  expenses                                             667            448          1,125            971
Real estate taxes                                       84             93            107            117
Environmental expenses                                   7             22             27             41
                                                ----------     ----------     ----------     ----------

Total operating expenses                             1,070          1,483          1,896          3,028
                                                ----------     ----------     ----------     ----------

Operating (loss) income                               (488)         2,955         (1,314)         4,617

Other Income and (Expenses):
Portfolio income                                        13            262            298            632
Rental income                                          108            104            194            195
Other income                                            61             43             90            245
Depreciation                                           (16)           (26)           (32)           (51)
Management fee                                        (103)          (106)          (206)          (212)
                                                ----------     ----------     ----------     ----------

Total other income                                      63            277            344            809
                                                ----------     ----------     ----------     ----------

Net (loss) income                               $     (425)    $    3,232     $     (970)    $    5,426
                                                ==========     ==========     ==========     ==========

Net (loss) income allocated to
  General partner                               $       (4)    $       32     $      (10)    $       54
                                                ==========     ==========     ==========     ==========
Net (loss) income allocated to
  Class B limited partner                       $       (2)    $       16     $       (5)    $       27
                                                ==========     ==========     ==========     ==========
Net (loss) income allocated to
  Class A limited partners                      $     (419)    $    3,184     $     (955)    $    5,345
                                                ==========     ==========     ==========     ==========
Net (loss) income per Class A
  Limited partnership unit                      $    (0.20)    $     1.49     $    (0.46)    $     2.50
                                                ==========     ==========     ==========     ==========
Weighted average number of Class A limited
  partnership units outstanding                      2,093          2,142          2,093          2,142
                                                ==========     ==========     ==========     ==========


          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)
                                   (Unaudited)


                                                                           Six Months Ended
                                                                               June 30,
                                                                         2002           2001
                                                                      ----------     ----------
Cash Flow from Operating Activities:
Net (loss) income                                                     $     (970)    $    5,426
Adjustments reconciling net (loss) income to net cash (used in)
  provided by operating activities:
Equity in earnings of joint venture                                          (36)           (50)
Depreciation                                                                  32             51
Net change in allowance for claims and liabilities                            12           (154)
Net change in assets and liabilities:
   Increase in accounts receivable                                           (33)          (441)
   Decrease in housing inventories, net                                    1,841          5,522
   Decrease in land held for sale                                              6              8
   Decrease in land held for development                                      --            680
   (Increase) decrease in capitalized predevelopment costs, net           (1,721)           867
   Increase (decrease) in accounts payable and accrued liabilities           301         (4,152)
   Net change in other assets and liabilities                               (328)          (716)
                                                                      ----------     ----------

Net cash (used in) provided by operating activities                         (896)         7,041
                                                                      ----------     ----------

Cash Flow from Investing Activities:
Additions to land, building and other, net                                    --             (7)
Increase in note receivable from affiliate                                  (280)        (2,348)
                                                                      ----------     ----------

Net cash used in investing activities                                       (280)        (2,355)
                                                                      ----------     ----------

Cash Flow from Financing Activities:
Advances (payoffs) on notes payable, net                                     598         (3,971)
Redemption of Class A Limited Partner units                                  (40)            --
Distributions received from joint venture                                     48             --
Decrease in restricted cash                                                1,191            797
Decrease in cash overdraft                                                  (278)            --
                                                                      ----------     ----------

Net cash provided by (used in) financing activities                        1,519         (3,174)
                                                                      ----------     ----------

Net increase in cash                                                         343          1,512

Cash at beginning of period                                                  103            150
                                                                      ----------     ----------

Cash at end of period                                                 $      446     $    1,662
                                                                      ==========     ==========

Non-cash Activities:
Write off of buildings and improvements and the related
  accumulated depreciation                                            $      996     $       --
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



These unaudited Consolidated Financial Statements of Heartland Partners, L.P., a Delaware Limited Partnership, and its subsidiaries (collectively, "Heartland" or the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K (the "2001 Form 10-K").The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2001 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

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

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. At June 30, 2002, CMC Heartland Partners ("CMC") was an operating general partnership owned 99.99% by Heartland and .01% by HTI Interests, LLC ("HTII") the General Partner of Heartland (in such capacity, the "General Partner"). The former General Partner of Heartland was Heartland Technology, Inc. ("HTI"). HTI transferred its general partner interest in the Company to HTII, a Delaware limited liability company, owned 99.9% by HTI and .1% by HTI Principals, Inc., a Delaware corporation, owned by one of HTI's Board of Directors and four former directors of HTI.


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


                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



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

Subject to the limitations described in the preceding paragraph, the General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner. Liquidating distributions, upon dissolution of the partnership, are made pro rata to each partner in accordance with its positive Capital Account balance after certain adjustments set out in the partnership agreement. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month. No cash distributions were made during the six months ended June 30, 2002.

On August 22, 2001, Heartland announced that it had been authorized by its General Partner to purchase up to 50,000 of its outstanding Class A partnership units. As of June 30, 2002 and December 31, 2001, the Company had repurchased 50,000 and 47,360 Class A partnership units at a total cost of $834,000 and $794,000, respectively. These repurchases are shown as a reduction of Partners' Capital.

As of June 30, 2002 and December 31, 2001, Heartland and CMC loaned HTI an aggregate of $8,466,000 and $8,186,000, respectively. The loans are collateralized by a security interest in the Class B limited partner interest and bear interest at 13%. The Company has also received as compensation for the loans a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI and the Company have provided loans, on market terms, to each other from time to time, as provided in the agreements between them. The initial terms of the loan were based on the collateral of the Class B interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


At June 30, 2002, HTI owed Heartland and CMC approximately $8,466,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B limited partner interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement (the "Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is not at this time able to predict the ultimate outcome of its efforts to protect its interests in the Collateral or the effect thereof on the Class A limited partners. Nevertheless, management believes the note receivable of $8,466,000 is recoverable through the Company's security interest in the Class B limited partner interest.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of the Company are held at two financial institutions.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, cash in escrow, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of theses financial instruments. The carrying value of the Company's notes payable approximate fair value at June 30, 2002 due to the short duration and variable nature of the financial instruments.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

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

Heartland's assets are carried at historical cost. At June 30, 2002, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss, the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property. No event occurred during the first six months of the year 2002 that resulted in an impairment loss being recognized.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the first six months of the year 2002 that resulted in an impairment loss being recognized.

Housing inventories, (including completed model homes), consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost which is not in excess of fair value. Land, land development, and indirect costs are allocated to cost of sales on the basis of units closed in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units closed for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value less the cost to dispose of the inventories, is less than the capitalized costs. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value. No event occurred during the first six months of the year 2002 that resulted in an impairment loss being recognized.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Housing inventories consisted of the following at June 30, 2002 (amounts in thousands):


      Land under development...............      $ 3,264

      Direct construction costs............        2,498

      Capitalized project costs............        3,244
                                                 -------

        Total                                    $ 9,006
                                                 =======


2.  Contingencies

At June 30, 2002, Heartland's allowance for claims and liabilities was approximately $4,300,000 of which approximately $300,000 was for the resolution of non-environmental claims and $4,000,000 was for environmental matters. Significant legal proceedings and contingencies are discussed in the 2001 Form 10-K.

On January 9, 2002, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma in which the Port of Tacoma released all claims against the Company and the Company agreed either to (a) pay $1,100,000 on or before December 31, 2002, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. At June 30, 2002 and December 31, 2001, Heartland's allowance for claims and liabilities for this site was $1,110,000. At June 30, 2002, interest owed to the Port had been paid to date.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.  Notes Payable

Heartland had a line of credit agreement in the amount of $5,350,000 with LaSalle National Bank ("LNB"). On May 22, 2002, Heartland executed documents that extended the maturity date of the line of credit to March 31, 2003, released the $1,150,000 interest reserve to the Company and released as collateral certain parcels of land in Milwaukee, Wisconsin and Fife, Washington. Also, per the May 22, 2002 amendment, the Company was required by June 30, 2002 to reduce the line of credit balance to $3,850,000 from $5,350,000. The $1,500,000 principal payment has not been made as of August 14, 2002. Although the Company has not been notified by LNB that the Company is being placed in default status, the Company has defaulted on the line of credit based on the terms of the underlying debt agreement. Under the loan documents, an uncured default can result in acceleration of the principal, increased interest expense and/or foreclosure against the security for the loan. At June 30, 2002, LNB has a first lien on a parcel of land in Chicago, Illinois which had a carrying value of $4,943,000. At December 31, 2001, Heartland had granted LNB a first lien on certain parcels of land in Chicago, Illinois, Milwaukee, Wisconsin and Fife, Washington which had a carrying value of $15,456,000. The Company has also pledged as collateral its interest in the Goose Island Joint Venture which has a carrying value of $154,000 and $166,000 at June 30, 2002 and December 31, 2001, respectively. Also, pursuant to the line of credit agreement, Heartland had pledged at December 31, 2001, cash in the amount of $1,150,000 as an interest reserve. This $1,150,000 was released to the Company April 30, 2002. The loan matures March 31, 2003. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5%(6.25% at June 30, 2002). At June 30, 2002 and December 31, 2001, $5,350,000 and $3,500,000, respectively, had been advanced to the Company by LNB against the line of credit.

As of December 8, 2000, Heartland has an agreement for a $3,000,000 revolving line of credit for the construction of homes in its Longleaf community located in Southern Pines, NC with Bank One of Illinois ("Bank One"). Also, on December 8, 2000, Heartland borrowed $250,000 from Bank One to purchase the remaining lots owned by the developer of Longleaf. This $250,000 was the first payment related to certain liabilities assumed by the Company in accordance with a purchase agreement executed on December 12, 2000. The carrying value of the land and housing inventories for these two loans at June 30, 2002 and December 31, 2001, is $2,533,000 and $2,938,000, respectively. The line of credit and the $250,000 loan mature on April 12, 2003, and bear interest at the prime rate (4.75% at June 30, 2002). At June 30, 2002 and December 31, 2001, $905,000 and
$1,358,000, respectively, had been advanced by Bank One to Heartland on these two loans. On May 17, 2002, the Company executed documents that, effective June 12, 2002, extended the maturity date of the line of credit and $250,000 loan to April 12, 2003.

On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000 and changed the maturity date of the loan to February 23, 2002. On February 23, 2002, the Company modified this loan and changed the maturity date to June 23, 2002. In August, 2002, the Company modified this loan and, effective June 23, 2002, changed the maturity date to December 31, 2002. The loan bears interest at the prime rate (4.75% at June 30, 2002). The outstanding loan balance is $1,089,000 and $1,500,000 at June 30, 2002 and December 31, 2001, respectively.
Under the terms of the debt agreement, the Company was required to make a principal payment of $500,000 by June 30, 2002. As of August 14, 2002, the Company has paid $411,000 of this amount. Although the Company has not been notified by Bank One that the Company is being placed in default status, the Company has defaulted on the loan based on the terms of the underlying debt agreement. Under the loan documents, an uncured default can result in acceleration of the principal, increased interest expense and/or foreclosure against the security for the loan.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

As of June 30, 2002, Heartland's total consolidated indebtedness was $7,344,000. This amount is due within one year from June 30, 2002. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

4. Related Party Transactions

Heartland has a management agreement with HTII pursuant to which Heartland is required to pay HTII an annual management fee in the amount of $413,000 for the year 2002. The management fee for the year 2001 was $425,000. The management agreement terminates on June 27, 2005. The management fee for the first five months of 2002 of $172,000 has been accrued as an expense and reduced the amount owed Heartland and CMC by HTI. The Company paid the June, 2002 management fee of $34,000. On June 28, 2002, the Company prepaid $184,000 of the remaining six months of the year 2002 management fee of $207,000.

Under a management services agreement, HTI was reimbursing CMC for reasonable and necessary costs and expenses for services. These totaled approximately $165,000 for the three months ended March 31, 2002. Effective April 1, 2002, CMC stopped the accrual of interest on the outstanding note receivable balance and the reimbursement of management services. If these amounts had been accrued for the second quarter of the year 2002, they would have been approximately $281,000 in interest and approximately $42,000 for reasonable and necessary costs and expenses for services. Heartland stopped this accrual because of the uncertainty related to the competing interests in the Collateral (see Note 1 to the Consolidated Financial Statements and the next paragraph) and the uncertainty concerning the continued existence of HTI as a going concern. HTI's stock is now trading in the over the counter market (due to being delisted from the American Stock Exchange) at $.01 per share as of June 30, 2002. Heartland and CMC also make loans to HTI. HTI owed the Company and CMC, in the aggregate, $8,466,000 and $8,186,000 as of June 30, 2002 and December 31, 2001, respectively, related to these expenses and loans. On December 29, 2000, HTI executed a line of credit promissory note that is due on demand, payable to Heartland and CMC in the amount of $6,000,000. At that time, HTI granted the Company a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. On May 11, 2001, HTI executed an additional line of credit promissory note in the amount of $1,000,000. On July 3, 2001, the $1,000,000 promissory note was cancelled and a replacement line of credit promissory note in the amount of $1,500,000 was executed. On October 11, 2001, the $1,500,000 line of credit promissory note was cancelled and a replacement line of credit promissory note in the amount of $2,000,000 was executed. The line of credit promissory notes bear interest at 13%. The total principal amount of the two line of credit promissory notes is $8,000,000. As collateral for these two notes, HTI Class B, LLC pledged, on December 14, 2000, to Heartland a senior lien and a senior security interest in the Heartland Class B Limited Partnership Interest owned by HTI Class B, LLC.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

At June 30, 2002, HTI owed Heartland and CMC approximately $8,466,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B limited partner interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement (the "Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is not at this time able to predict the ultimate outcome of its efforts to protect its interests in the Collateral or the effect thereof on the Class A limited partners. Nevertheless, management believes the note receivable of $8,466,000 is recoverable through the Company's security interest in the Class B limited partner interest.

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

5. Employee Compensation Arrangements

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement is from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to Class A Unitholders. The phantom Units awarded under the incentive compensation plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense is recognized in the consolidated statements of operations for the six months ended June 30, 2002. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

The former President and Chief Executive Officer of CMC, Edwin Jacobson, who retired February 25, 2002, has received from January 1, 2000 to February 28, 2002 incentive payments equal to 1/2% of the net proceeds from sales of certain real estate after deducting any debt obligations, closing costs and real estate brokers commission. As of June 30, 2002, $170,000 had been accrued as compensation expense under this plan, of which $102,000 has been paid to Mr. Jacobson and $68,000 was applied to his outstanding loan (described below). On October 18, 2000, Mr. Jacobson borrowed $375,000 from CMC, of which approximately $307,000 remains outstanding at June 30, 2002 and is included as part of accounts receivable at June 30, 2002. The note is due October 17, 2005, and interest is payable quarterly at the rate of 11% per year. The interest due on June 30, 2002 of approximately $8,000 has not been paid. Mr. Jacobson is in default according to the terms of the note. The consolidated financial statements do not include any adjustment to reflect this uncertainty. On October 17, 2000, an amendment to his former employment agreement authorized CMC to deduct from any incentive payment made to him 40% of that payment and apply it to his outstanding note due to CMC. Mr Jacobson continued to receive his salary from CMC until May 17, 2002. At that time, Mr. Jacobson was removed from the Board of Managers of HTII and CMC stopped making payments under his employment contract based on conflicts between the interests of Heartland, HTI and Mr. Jacobson's personal interests in each. Mr. Jacobson disagrees with the Board's action. The Company expects Mr. Jacobson to seek money damages for breach of his contract and, if the matter should end up in litigation, to seek punitive damages as well. The Company has not recorded an allowance related to this action because at this time it cannot be determined if it is probable that a liability has been incurred and the amount of any possible liability cannot be determined.

Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan shall be computed by multiplying the following percentages (3% for the year 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. The aggregate benefits payable under the Sales Plan were computed by multiplying 3% for the year 2001 by the net proceeds from the sale of certain real estate during that year. As of June 30, 2002, $973,000 had been accrued as compensation expense under the plans. As of June 30, 2002, $335,000 had been paid to the officers by the Company.

6. Subsequent Events

On July 17, 2002, Heartland entered into a contract with Stafford Homes, a division of D.R. Horton (a national homebuilder), to sell Stafford Homes the Fife, Washington property. The contract specifies a due diligence period, which shall be completed by the middle of September, 2002. The contract prohibits the disclosure of the sales price of the property.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are not guarantees of future performance. They involve risks and uncertainties that are difficult to predict. The Company's actual future results, performance or achievement of results and the value of the partnership Units may differ materially from what is forecast in forward-looking statements. We caution you not to put undue reliance on any forward-looking statement in these documents. The Company claims the protections of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended. The Company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Liquidity and Capital Resources

Cash flow from operating activities has been derived primarily from proceeds of property sales. Cash was $451,000 (including $5,000 of restricted cash) at June 30, 2002 and $1,299,000 (including $1,196,000 of restricted cash) at December 31, 2001.

Net cash used in operating activities was ($896,000) in the first six months of 2002, compared to $7,041,000 provided by operating activities in the first six months of 2001 or an increase in net cash used in operating activities of $7,937,000 between the two six month periods. This is primarily attributable to a decrease from 2001 to 2002 in sales revenue from Kinzie Station Phase I closings of $7,714,000.

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. As of June 30, 2002, the Company had a line of credit with LaSalle National Bank ("LNB") in the amount of $3,850,000. At December 31, 2001, cash in the amount of $1,150,000 was pledged as an interest reserve. This $1,150,000 was released to the Company April 30, 2002. The line of credit matures March 31, 2003. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (6.25% at June 30, 2002). At June 30, 2002, $5,350,000 had been advanced to the Company by LNB against the line of credit. The Company is currently reviewing closing documents for the purpose of borrowing $4,000,000 from Bank One, N.A. This loan will be collateralized by the parcel of land located in Fife, Washington. The loan will bear interest at the prime rate plus 1% and will mature May 1, 2003. At the time of the loan funding, the Company will pay LNB $1,500,000 from the $4,000,000 loan proceeds. This will reduce the LNB line of credit principal amount from $5,350,000 to $3,850,000. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002

As of June 30, 2002, Heartland and CMC loaned HTI an aggregate of $8,466,000. The loans are collateralized by a security interest in the Class B limited partner interest and bear interest at 13%. The Company has also received as compensation for the loans a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI and the Company have provided loans, on market terms, to each other from time to time, as provided in the agreements between them. The initial terms of the loan were based on the collateral of the Class B interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

At June 30, 2002, HTI owed Heartland and CMC approximately $8,466,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B limited partner interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement (the "Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is not at this time able to predict the ultimate outcome of its efforts to protect its interests in the Collateral or the effect thereof on the Class A limited partners. Nevertheless, management believes the note receivable of $8,466,000 is recoverable through the Company's security interest in the Class B limited partner interest.

Development Property

At June 30, 2002, property designated for development consisted of 12 sites comprising approximately 520 acres. The book value of this land is $8,071,000 or an average of $15,500 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell. Heartland's objective for these properties is to maximize unitholder value.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Kinzie Station

Heartland has a 2.68 acre site in the City of Chicago known as Kinzie Station. Zoning approval for the construction of 381 residential units on this 2.68 acre site was received in 1997. On March 28, 2001, zoning approval to increase the total number of residential units from 381 to 442 units was received from the City of Chicago. In addition to the 2.68 acre site, the Company owns approximately 8 acres of land and 4 acres of air rights adjacent to Kinzie Station. This acreage is currently zoned for 1,700 residential units, a food store and a public park. This property has been listed for sale with a broker.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002

Kinzie Station Phase I

Kinzie Station Phase I is situated on 1.23 acres. The construction of Kinzie Station Phase I, which is substantially complete, started on October 1, 1998. The Company has closed 161 Tower units and 21 Plaza units during the period May 1, 2000 to June 30, 2002.

                                 Kinzie Station
                                     Phase I
                                   Unit Detail
                               As of June 30, 2002

                                    Total Number     Sale Contracts
                                      of Units          To-Date
                                    ------------     --------------
     Tower Building                          163                162
     Plaza                                    24                 22
                                    ------------     --------------
          Total                              187                184
                                    ============     ==============

On October 20, 1999, the Company executed loan documents with Bank One of Illinois ("Bank One") for a loan of $5,250,000 to construct the Kinzie Station Plaza building. On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000, of which $1,089,000 remains outstanding at June 30, 2002, and changed the maturity date of the loan to February 23, 2002. The maturity date of the loan has been extended to December 31, 2002. The loan bears interest at the prime rate (4.75% at June 30, 2002). Under the terms of the debt agreement, the Company was required to make a principal payment of $500,000 by June 30, 2002. As of August 14, 2002, the Company has paid $411,000 of this amount. Although the Company has not been notified by Bank One that the Company is being placed in default status, the Company has defaulted on the loan based on the terms of the underlying debt agreement. Under the loan documents, an uncured default can result in acceleration of the principal, increased interest expense and/or foreclosure against the security for the loan.

Kinzie Station Phase II

Heartland has a 1.45 acre site in the City of Chicago known as Kinzie Station Phase II. The Company has zoning to construct a 267 unit residential tower building. This property has been listed for sale with a broker.

Longleaf

At June 30, 2002, the Company owns 200 lots in its Longleaf community located in Southern Pines, North Carolina. At June 30, 2002, the book value of the lots is $2,260,000, an average of $11,300 per lot.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002

In Longleaf, the Company has closed, as of June 30, 2002, a total of 41 contracts; 4 in 2002, 9 in 2001, 15 in 2000 and 13 in 1999. When the Company assumed day to day operations of Longleaf in April, 1998, there were a number of homes under construction which were owned by the developer, as well as resale homes, on the market. As of June 30, 2002, the Company has sold 51 homes and 5 lots for these owners since April 1, 1998.


                                    Longleaf
                              Unit Inventory Detail
                               As of June 30, 2002


     Model homes                                                  2
     Sold home under construction                                 2
     Inventory homes under construction                           5
     Lots owned                                                 191
                                                         ----------
                               Total unit inventory             200
                                                         ==========

As of December 8, 2000, Heartland has an agreement for a $3,000,000 revolving line of credit for the construction of homes in Longleaf with Bank One. Also, on December 8, 2000, Heartland borrowed $250,000 to purchase the remaining lots owned by the developer of Longleaf. This $250,000 was the first payment related to certain liabilities assumed by the Company in accordance with a purchase agreement executed on December 12, 2000. The revolving line of credit and $250,000 loan mature April 12, 2003 and bear interest at the prime rate (4.75% at June 30, 2002). At June 30, 2002, $905,000 had been advanced by Bank One to Heartland on these two loans.

Goose Island Joint Venture

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, have formed a joint venture to develop approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of June 30, 2002, the buildings had been built and leases had been signed for all of the 265,000 square feet. The Company has been discussing a sale of its interest in the joint venture with its partners and a third party.

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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002

On December 28, 2001, Heartland executed a construction management agreement with Crab Apple Beach, L.L.C., an unrelated party, to assist in the management of the development, in phases, of the Fife property. Also, the Company anticipates completing the engineering for the first phase of the development and submitting to the City of Fife the final first phase plat for its approval in the third quarter of the year 2002. Development of the property was started during the first quarter of the year 2002.

In August, 2002, Heartland anticipates executing documents for a loan of $4,000,000 from Bank One, N.A. As collateral for this loan, the Company will pledge the Fife, Washington property. The Company anticipates that the loan will bear interest at the prime rate plus 1% and will mature May 1, 2003. From the $4,000,000 loan proceeds, the Company will pay LNB $1,500,000, which will reduce the LNB line of credit from $5,350,000 to $3,850,000.

On July 17, 2002, Heartland entered into a contract with Stafford Homes, a division of D.R. Horton (a national homebuilder), to sell Stafford Homes the Fife, Washington property. The contract specifies a due diligence period, which shall be completed by the middle of September, 2002. The contract prohibits the disclosure of the sales price of the property.

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

Osprey Cove

At Osprey Cove in St. Marys, Georgia, Heartland owns 1 unsold lot purchased for $41,000. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities, which includes a recreational complex, lakes, a boat dock and a boat launch. In December, 1999, the Company decided to cease operations at Osprey Cove. As of June 30, 2002, a total of 68 contracts have closed in Osprey; 3 in 2002, 14 in 2001, 16 in 2000, 20 in 1999, 13 in 1998
and 2 in 1997. The First National Bank of St. Marys ("FNB") in Georgia had made two loans of $170,000 and $235,000 to the Company. These two loans were paid in full during the first quarter of the year 2002.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002

Property Sales and Leasing Activities

The Company has the right to sell easements for fiber optic lines along or across 83 miles of rail right of way running from downtown Chicago west to Elgin and Northwest to Fox Lake, Illinois. The Company receives 2/3 of the proceeds of any sale.

Heartland's current inventory of land held for sale consists of approximately 13,952 acres located throughout 12 states. The book value of this inventory is approximately $717,000 at June 30, 2002. The majority of the land is former railroad rights-of-way, long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites located in small rural communities or outlying mid-cities, are leased to third parties for agricultural use and these properties may be improved with the lessee's structures.

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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002

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

At June 30, 2002, the Company has recorded a liability of approximately $4,000,000 for possible environmental liabilities, including legal, remediation and consulting fees. In addition, Heartland has established an allowance for resolution of non-environmental claims of approximately $300,000.

At June 30, 2002, there is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is unable to determine whether environmental liabilities which management is unable to reasonably estimate will or will not have a material effect on Heartland's results of operations or financial condition.

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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002

Results of Operations

Operations for the three months ended June 30, 2002 and 2001, resulted in a net loss of ($425,000), and net income of $3,232,000, respectively. For the three months ended June 30, 2002 and 2001, the net loss allocated to the Class A Limited Partners is ($419,000), and net income of $3,184,000, respectively or ($.20) and $1.49, respectively per Class A Unit. Operations for the six months ended June 30, 2002 and 2001, resulted in a net loss of ($970,000), and net income of $5,426,000, respectively. For the six months ended June 30, 2002 and 2001, the net loss allocated to the Class A Limited Partners is ($955,000), and net income of $5,345,000, respectively or ($.46) and $2.50, respectively per Class A Unit.

The decrease in net income for the first six months of 2002 compared to net income in the first six months of 2001 of $6,396,000 is attributable to a decrease in the gross profit on property sales from 2001 to 2002 of $7,063,000.

Total operating expenses were $1,896,000 and $3,028,000 for the six months ending June 30, 2002 and 2001, respectively. The decrease of $1,132,000 is due to decreased sales and marketing expenses of $1,262,000.

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

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of June 30, 2002, Heartland's total consolidated indebtedness was $7,344,000. This amount is due within one year from June 30, 2002. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at June 30, 2002 is $7,344,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate and the prime rate plus 1.5% and at a fixed rate of 8%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $18,000.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Economic and Other Conditions Generally", "Access to Financing" and "Interest Rate Sensitivity".

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

At June 30, 2002, Heartland's allowance for claims and liabilities was approximately $4,300,000. During the six months ended June 30, 2002, an increase of approximately $12,000 in the provision was recorded in respect to environmental matters. Material legal matters are discussed below.

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

Tacoma, Washington

In June, 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest. On October 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified January 9, 2002, in which the Port released all claims and the Company agreed either to, (a) pay $1.1 million on or before December 31, 2002, plus interest from January 1, 1999 or, (b) to convey to the Port real property to be agreed upon at a later date. At June 30, 2002, Heartland's allowance for claims and liabilities for this site was $1,110,000. The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002

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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002

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

Sampling performed in November, 2000, has indicated the presence of solvents in the soil and groundwater under certain property owned by the Company in Milwaukee, Wisconsin. Management will not be able to determine the materiality of the remediation costs, if any, of these materials until the concentrations and location of the release has been quantified.

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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:


Exhibit No.     Description
-----------     --------------------------------------------------------------

10.58 Third Amendment of Construction Loan Agreement, Note, Deed of Trust and Other Loan Agreements dated April 12, 2002 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A. (filed herewith).

10.59 Eighth Amendment to Amended and Restated Loan and Security Agreement dated February 28, 2002 between CMC Heartland Partners and Heartland Partners, L.P. and LaSalle Bank National Association (filed herewith).

10.60           Employment Agreement effective March 1, 2002 for Lawrence S.
                Adelson, Chief Executive Officer of CMC Heartland Partners (filed herewith). *

99.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certified by Lawrence S. Adelson, Chief Executive Officer dated August 14, 2002 (filed herewith).

99.02 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certified by Richard P. Brandstatter, Chief Financial Officer dated August 14, 2002 (filed herewith).

* Management contract required to be filed as an exhibit.

(b)   Reports on Form 8-K;

None.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002


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

                                                HEARTLAND PARTNERS, L.P.
                                                ------------------------
                                                      (Registrant)


Date:  August 14, 2002                      By /s/ Lawrence S. Adelson
                                               -----------------------
                                                  Lawrence S. Adelson
                                            (Manager of HTI Interests, LLC,
                                                    General Partner)

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2002


                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     --------------------------------------------------------------

10.58 Third Amendment of Construction Loan Agreement, Note, Deed of Trust and Other Loan Agreements dated April 12, 2002 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A.

10.59 Eighth Amendment to Amended and Restated Loan and Security Agreement dated February 28, 2002 between CMC Heartland Partners and Heartland Partners, L.P. and LaSalle Bank National Association.

10.60           Employment Agreement effective March 1, 2002 for Lawrence S.
                Adelson, Chief Executive Officer of CMC Heartland Partners.

99.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certified by Lawrence S. Adelson, Chief Executive Officer dated August 14, 2002.

99.02 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certified by Richard P. Brandstatter, Chief Financial Officer dated August 14, 2002.