Form 10-Q
period 2002-09-30
HEARTLAND PARTNERS L P
filed 2002-11-15
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark one)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended              September 30, 2002
                                     -----------------------------------------

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

                            HEARTLAND PARTNERS, L.P.
                               September 30, 2002



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

                   Consolidated Balance Sheets...............................3

                   Consolidated Statements of Operations.....................4

                   Consolidated Statements of Cash Flows.....................5

                   Notes to Consolidated Financial Statements................6

Item 2       Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................20

Item 3       Quantitative and Qualitative Disclosures About Market Risk.....29

Item 4       Controls and Procedures........................................29

PART II.  OTHER INFORMATION


Item 1       Legal Proceedings..............................................31

Item 6       Exhibits and Reports on Form 8-K...............................35

                   Signatures...............................................36

                   Certifications Pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002...............................36

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                             (amounts in thousands)
                                   (Unaudited)


                                                          September 30,      December 31,
                                                                   2002              2001
                                                        ---------------   ---------------
Assets:
Cash                                                    $         1,500   $           103
Restricted cash                                                      45             1,196
Accounts receivable (net of allowance of $315
  at September  30, 2002)                                           168               430
Due from affiliate                                                8,464             8,186
Prepaid and other assets                                            202               138
Investment in joint venture                                           8               166
                                                        ---------------   ---------------
       Total                                                     10,387            10,219
                                                        ---------------   ---------------

Property:
Land                                                              1,072             1,072
Buildings and improvements                                          634             1,630
       Less accumulated depreciation                                197             1,144
                                                        ---------------   ---------------
Net land, buildings and improvements                              1,509             1,558
Land held for sale                                                  665               723
Housing inventories                                               8,769            10,847
Land held for development                                         4,807             4,807
Capitalized predevelopment costs                                 13,212            10,266
                                                        ---------------   ---------------
       Net properties                                            28,962            28,201
                                                        ---------------   ---------------

Total assets                                            $        39,349   $        38,420
                                                        ===============   ===============

Liabilities:
Notes payable                                           $         9,098   $         6,746
Accounts payable and accrued
  expenses                                                        3,166             2,625
Cash overdraft                                                       --               278
Accrued real estate taxes                                           827               817
Allowance for claims and liabilities                              4,356             4,337
Unearned rents and deferred income                                1,454             1,530
Other liabilities                                                 2,120             2,027
                                                        ---------------   ---------------
       Total liabilities                                         21,021            18,360
                                                        ---------------   ---------------

Partners' capital:
General Partner                                                      64                81
Class A Limited Partners - 2,142 units
  authorized, issued and  2,092 outstanding at
  September 30, 2002 and 2,095 at December 31, 2001               8,683            10,390
Class B Limited Partner                                           9,581             9,589
                                                        ---------------   ---------------
       Total partners' capital                                   18,328            20,060
                                                        ---------------   ---------------

Total liabilities and partners' capital                 $        39,349   $        38,420
                                                        ===============   ===============

         See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   (amounts in thousands except per unit data)
                                   (Unaudited)


                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                                   2002             2001            2002            2001
                                               -----------      -----------     -----------     -----------
Income:
Property sales                                 $     1,411      $     5,233     $     4,943     $    26,486
Less: Cost of property sales                           979            3,900           3,929          17,508
                                               -----------      -----------     -----------     -----------

Gross profit on property sales                         432            1,333           1,014           8,978
                                               -----------      -----------     -----------     -----------

Operating Expenses:
Selling expenses                                       278              929             915           2,828
General and administrative
  expenses                                             448              569           1,573           1,540
Bad debt expense                                       315               --             315              --
Real estate taxes                                       24               36             131             153
Environmental expenses                                  24               18              51              59
                                               -----------      -----------     -----------     -----------

Total operating expenses                             1,089            1,552           2,985           4,580
                                               -----------      -----------     -----------     -----------

Operating (loss) income                               (657)            (219)         (1,971)          4,398

Other Income and (Expenses):
Portfolio income                                         4              268             302             900
Rental income                                           85               74             279             269
Other (loss) income                                    (33)              34              57             279
Depreciation                                           (17)             (25)            (49)            (76)
Management fee                                        (104)            (107)           (310)           (319)
                                               -----------      -----------     -----------     -----------

Total other (expense) income                           (65)             244             279           1,053
                                               -----------      -----------     -----------     -----------

Net (loss) income                              $      (722)     $        25     $    (1,692)    $     5,451
                                               ===========      ===========     ===========     ===========

Net (loss) income allocated to
  General partner                              $        (7)     $        --     $       (17)    $        54
                                               ===========      ===========     ===========     ===========
Net (loss) income allocated to
  Class B limited partner                      $        (3)     $        --     $        (8)    $        27
                                               ===========      ===========     ===========     ===========
Net (loss) income allocated to
  Class A limited partners                     $      (712)     $        25     $    (1,667)    $     5,370
                                               ===========      ===========     ===========     ===========
Net (loss) income per Class A
  Limited partnership unit                     $     (0.34)     $      0.01     $     (0.80)    $      2.51
                                               ===========      ===========     ===========     ===========
Weighted average number of Class A limited
  partnership units outstanding                      2,092            2,142           2,093           2,142
                                               ===========      ===========     ===========     ===========

         See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)
                                   (Unaudited)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                            2002             2001
                                                                         ----------       ----------
Cash Flow from Operating Activities:
Net (loss) income                                                        $   (1,692)      $    5,451
Adjustments reconciling net (loss) income to net cash (used in)
  provided by operating activities:
Allowance for bad debts                                                         315               --
Equity in earnings of joint venture                                              --              (55)
Depreciation                                                                     49              280
Net change in allowance for claims and liabilities                               19             (141)
Net change in assets and liabilities:
   Increase in accounts receivable                                              (53)            (454)
   Decrease in housing inventories, net                                       2,078            8,489
   Decrease in land held for sale                                                58               11
   Decrease in land held for development                                         --              660
   (Increase) decrease in capitalized predevelopment costs, net              (2,946)             322
   Increase (decrease) in accounts payable and accrued liabilities              541           (4,575)
   Net change in other assets and liabilities                                   (37)            (614)
                                                                         ----------       ----------

Net cash (used in) provided by operating activities                          (1,668)           9,374
                                                                         ----------       ----------

Cash Flow from Investing Activities:
Additions to land, building and other, net                                       --              (18)
Increase in note receivable from affiliate                                     (278)          (2,977)
                                                                         ----------       ----------

Net cash used in investing activities                                          (278)          (2,995)
                                                                         ----------       ----------

Cash Flow from Financing Activities:
Advances on notes payable                                                     6,332            6,024
Payoffs on notes payable                                                     (3,980)         (12,725)
Redemption of Class A Limited Partner units                                     (40)              --
Distributions received from joint venture                                       158               --
Decrease in restricted cash                                                   1,151              722
Decrease in cash overdraft                                                     (278)              --
                                                                         ----------       ----------

Net cash provided by (used in) financing activities                           3,343           (5,979)
                                                                         ----------       ----------

Net increase in cash                                                          1,397              400

Cash at beginning of period                                                     103              150
                                                                         ----------       ----------

Cash at end of period                                                    $    1,500       $      550
                                                                         ==========       ==========

Non-cash Activities:
Write off of buildings and improvements and the related
  accumulated depreciation                                               $      996       $       --
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

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. At September 30, 2002, CMC Heartland Partners ("CMC") was an operating general partnership owned 99.99% by Heartland and .01% by HTI Interests, LLC ("HTII"), the General Partner of Heartland (in such capacity, the "General Partner"). The former General Partner of Heartland was Heartland Technology, Inc. ("HTI"). HTI transferred its general partner interest in the Company to HTII, a Delaware limited liability company, owned 99.9% by HTI and .1% by HTI Principals, Inc., a Delaware corporation, owned by one of HTI's Board of Directors and four former directors of HTI.


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

Subject to the limitations described in the preceding paragraph, the General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the holder of the Class B Interest and 1% to the General Partner. Liquidating distributions, upon dissolution of the partnership, are made pro rata to each partner in accordance with its positive capital account balance after certain adjustments set out in the partnership agreement. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month. No cash distributions were made during the nine months ended September 30, 2002.

On August 22, 2001, Heartland announced that it had been authorized by its General Partner to purchase up to 50,000 of its outstanding Class A partnership Units. As of September 30, 2002 and December 31, 2001, the Company had repurchased 50,000 and 47,360 Class A partnership Units at a total cost of $834,000 and $794,000, respectively. These repurchases are shown as a reduction of Partners' Capital.

As of September 30, 2002 and December 31, 2001, Heartland and CMC had loaned HTI an aggregate of $8,464,000 and $8,186,000, respectively. The loans are collateralized by a security interest in the Class B limited partner interest and bear interest at 13%. The Company has also received as compensation for the loans a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI and the Company have provided loans, on market terms, to each other from time to time, as provided in the agreements between them. The initial terms of the loan were based on the collateral of the Class B interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


At September 30, 2002, HTI owed Heartland and CMC approximately $8,464,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B limited partner interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement (the "Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is not at this time able to predict the ultimate outcome of its efforts to protect its interests in the Collateral or the effect thereof on the Class A limited partners. Nevertheless, management believes the note receivable of $8,464,000 is recoverable through the Company's security interest in the Class B limited partner interest.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of the Company are held at two financial institutions.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, cash in escrow, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of theses financial instruments. The carrying value of the Company's notes payable approximate fair value at September 30, 2002 due to the short duration and variable nature of the financial instruments.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in the preparation of the financial statements include the value of the Class B limited partner interest which represents the collateral of the Heartland Technology, Inc. note receivable owed to the Company and CMC, estimated costs to complete long term development projects, the collectability of the Mr. Jacobson, former President and Chief Executive Officer of CMC, note and interest receivable, the recoverability of the total cost of properties and the estimates used in determining the Company's environmental liabilities. Actual results could differ from those estimates.

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

Heartland's assets are carried at historical cost. At September 30, 2002, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

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

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss, the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property. No event occurred during the first nine months of the year 2002 that resulted in an impairment loss being recognized.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the first nine months of the year 2002 that resulted in an impairment loss being recognized.

Housing inventories (including completed model homes) consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost, which is not in excess of fair value. Land, land development and indirect costs are allocated to cost of sales on the basis of units closed in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units closed for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value less the cost to dispose of the inventories, is less than the capitalized costs. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value. No event occurred during the first nine months of the year 2002 that resulted in an impairment loss being recognized.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Housing inventories consisted of the following at September 30, 2002 (amounts in thousands):


      Land under development...............      $ 3,261

      Direct construction costs............        2,204

      Capitalized project costs............        3,304
                                                 -------

        Total                                    $ 8,769
                                                 =======
2.  Contingencies

At September 30, 2002, Heartland's allowance for claims and liabilities was approximately $4,400,000 of which approximately $300,000 was for the resolution of non-environmental claims and $4,100,000 was for environmental matters. Significant legal proceedings and contingencies are discussed in the 2001 Form 10-K.

On January 9, 2002, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma in which the Port of Tacoma released all claims against the Company and the Company agreed either to (a) pay $1,100,000 on or before December 31, 2002, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. At September 30, 2002 and December 31, 2001, Heartland's allowance for claims and liabilities for this site was $1,110,000. At September 30, 2002, interest owed to the Port had been paid to date.

On December 2, 2000, the Redevelopment Authority of the City of Milwaukee ("RACM") filed suit in Milwaukee County Circuit Court to obtain access to appraise, survey and conduct environmental and geo-technical investigations on certain property owned by the Company adjacent to the Milwaukee Brewers baseball stadium in furtherance of RACM's efforts to acquire the property by condemnation. The Company and RACM entered into an agreement under which RACM will perform, at RACM's cost, limited investigations and provide the results to Heartland. That work was concluded and the suit filed by RACM was dismissed effective June 28, 2002.

In February, 2002, the Company filed suit against the Southeast Wisconsin Professional Baseball District (the "District") in Milwaukee County Circuit Court to enforce a provision of a contract between the District and Heartland providing for the construction of an additional two lane bridge to the Company's Menomonee Valley project.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

On August 19, 2002, the former Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or board members. One of the lawsuits alleges CMC violated the terms of his employment contract and that the officers and/or board members interfered with his contract. Mr.Jacobson is seeking compensatory and punitive damages. Mr.
Jacobson has also asked the court to reinstate his contract and to enjoin the Company from selling property or making distributions to Unitholders until it has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit is for defamation. He alleges he was defamed by statements in a Company press release advising investors of various pending business transactions and describing Heartland's termination of his contract. He is seeking $1,000,000 in compensatory damages and $5,000,000 in punitive damages. Edwin Jacobson v. CMC Heartland Partners et al., Case No. 02 CH 15160, consolidated with Case No. 02 L 010591, Circuit Court of Cook County, Illinois. CMC is vigorously defending itself and, in the opinion of management, has good defenses against the lawsuits as its actions were consistent with its duties and in conformance with the law. The Company has not recorded an allowance related to these actions because at this time it cannot be determined if it is probable that a liability has been incurred and the amount of any possible liability cannot be determined.

Heartland, per the Longleaf lot Purchase and Sale Agreement, dated December 12, 2000, was required on April 1, 2002 to pay $135,000 to Maples Properties, Inc. ("Maples"), the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. Since the $135,000 payment was not made, this constitutes an event of default under the agreement. The seller is entitled to enforce specific performance and/or other remedies as provided for in the contract. However, the seller has not notified the Company that it is in default. The Company does not intend to make this payment at this time due to breaches of the contract by Maples.

3.  Notes Payable

Heartland has a line of credit agreement in the amount of $3,850,000 with LaSalle National Bank ("LNB"). On May 22, 2002, Heartland executed documents that extended the maturity date of the line of credit to March 31, 2003, released the $1,150,000 interest reserve to the Company and released as collateral certain parcels of land in Milwaukee, Wisconsin and Fife, Washington. At September 30, 2002, LNB has a first lien on a parcel of land in Chicago, Illinois which had a carrying value of $5,102,000. At December 31, 2001, Heartland had granted LNB a first lien on certain parcels of land in Chicago, Illinois, Milwaukee, Wisconsin and Fife, Washington which had a carrying value of $15,456,000. The Company has also pledged as collateral its interest in the Goose Island Joint Venture which has a carrying value of $8,000 and $166,000 at September 30, 2002 and December 31, 2001, respectively. Also, pursuant to the line of credit agreement, Heartland had pledged at December 31, 2001, cash in the amount of $1,150,000 as an interest reserve. This interest reserve was released to the Company on April 30, 2002. The loan matures March 31, 2003. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (6.25% at September 30, 2002). At September 30, 2002 and December 31, 2001,
$3,850,000 and $3,500,000, respectively, had been advanced to the Company by LNB against the line of credit.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

As of December 8, 2000, Heartland has an agreement for a $3,000,000 revolving line of credit for the construction of homes in its Longleaf community located in Southern Pines, North Carolina with Bank One of Illinois ("Bank One"). Also, on December 8, 2000, Heartland borrowed $250,000 from Bank One to purchase the remaining lots owned by the developer of Longleaf. This $250,000 was the first payment related to certain liabilities assumed by the Company in accordance with a purchase agreement executed on December 12, 2000. The carrying value of the land and housing inventories for these two loans at September 30, 2002 and December 31, 2001, is $2,736,000 and $2,938,000, respectively. The line of credit and the $250,000 loan mature on April 12, 2003, and bear interest at the prime rate (4.75% at September 30, 2002). At September 30, 2002 and December 31, 2001, $1,248,000 and $1,358,000, respectively, had been advanced by Bank One to Heartland on these two loans.

On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000. The maturity date of the loan is December 31, 2002. The loan bears interest at the prime rate (4.75% at September 30, 2002). The outstanding loan balance is $500,000 and $1,500,000 at September 30, 2002 and December 31, 2001, respectively. This loan is also collaterlized with the parcel of land located in Fife, Washington.

On August 22, 2002, Heartland executed documents for a loan of $4,000,000 from Bank One, N.A. As collateral for this loan, the Company pledged the Fife, Washington property. The loan bears interest at the prime rate plus 1% (5.75% at September 30, 2002), and matures May 1, 2003. From the $4,000,000 loan proceeds, the Company paid LNB $1,500,000, which reduced the LNB line of credit principal balance from $5,350,000 to $3,850,000. Also, at that time $500,000 was held in reserve by Bank One to pay future environmental costs if needed. The carrying value of the land and development costs is $5,966,000 at September 30, 2002. The outstanding loan balance is $3,500,000 at September 30, 2002.

As of September 30, 2002, Heartland's total consolidated indebtedness was $9,098,000. This amount is due within one year from September 30, 2002. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future financial condition and results of operations.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4. Related Party Transactions

Heartland has a management agreement with HTII pursuant to which Heartland is required to pay HTII an annual management fee in the amount of $413,000 for the year 2002. The management fee for the year 2001 was $425,000. The management agreement terminates on June 27, 2005. The management fee for the first five months of 2002 of $172,000 has been accrued as an expense and reduced the amount owed Heartland and CMC by HTI. The Company paid the June to September, 2002 management fee of $138,000. As of September 30, 2002, the Company has prepaid $97,000 of the remaining three months of the year 2002 management fee of $103,000.

Under a management services agreement, HTI was reimbursing CMC for reasonable and necessary costs and expenses for services. These totaled approximately $179,000 for the nine months ended September 30, 2002. Effective April 1, 2002, CMC stopped the accrual of interest on the outstanding note receivable balance and the reimbursement of management services. If these amounts had been accrued for the period April 1, 2002 to September 30, 2002, they would have been approximately $571,000 in interest and approximately $87,000 for reasonable and necessary costs and expenses for services. Heartland stopped this accrual because of the uncertainty related to the competing interests in the Collateral (see Note 1 to the Consolidated Financial Statements and the next paragraph) and the uncertainty concerning the continued existence of HTI as a going concern. HTI's stock is now trading in the over-the-counter market (due to being delisted from the American Stock Exchange) at less than $.01 per share as of September 30, 2002. Heartland and CMC also made loans to HTI. HTI owed the Company and CMC, in the aggregate, $8,464,000 and $8,186,000 as of September 30, 2002 and December 31, 2001, respectively, related to these expenses and loans. On December 29, 2000, HTI executed a line of credit promissory note that is due on demand, payable to Heartland and CMC in the amount of $6,000,000. At that time, HTI granted the Company a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. On May 11, 2001, HTI executed an additional line of credit promissory note in the amount of $1,000,000. On July 3, 2001, the $1,000,000 promissory note was cancelled and a replacement line of credit promissory note in the amount of $1,500,000 was executed. On October 11, 2001, the $1,500,000 line of credit promissory note was cancelled and a replacement line of credit promissory note in the amount of $2,000,000 was executed. The line of credit promissory notes bear interest at 13%. The total principal amount of the two line of credit promissory notes is $8,000,000. As collateral for these two notes, HTI Class B, LLC pledged, on December 14, 2000, to Heartland a senior lien and a senior security interest in the Heartland Class B Limited Partnership Interest owned by HTI Class B, LLC.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

At September 30, 2002, HTI owed Heartland and CMC approximately $8,464,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B limited partner interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement (the "Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is not at this time able to predict the ultimate outcome of its efforts to protect its interests in the Collateral or the effect thereof on the Class A limited partners. Nevertheless, management believes the note receivable of $8,464,000 is recoverable through the Company's security interest in the Class B limited partner interest.

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

5. Employee Compensation Arrangements

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement is from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Class A Unitholders. The phantom Units awarded under the incentive compensation plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense is recognized in the consolidated statements of operations for the nine months ended September 30, 2002. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

The former President and Chief Executive Officer of CMC, Edwin Jacobson, who was removed from his position on February 25, 2002, has received from January 1, 2000 to February 28, 2002 incentive payments equal to 1/2% of the net proceeds from sales of certain real estate after deducting any debt obligations, closing costs and real estate brokers commission. On October 17, 2000, an amendment to his former employment agreement authorized CMC to deduct from any incentive payment made to him 40% of that payment and apply it to his outstanding note due to CMC. As of February 28, 2002, $170,000 had been accrued as compensation expense under this plan, of which $102,000 has been paid to Mr. Jacobson and $68,000 was applied to his outstanding loan (described below). On October 18, 2000, Mr. Jacobson borrowed $375,000 from CMC, of which approximately $307,000 remains outstanding at September 30, 2002 and is included as part of accounts receivable at September 30, 2002. The note is due October 17, 2005, and interest is payable quarterly at the rate of 11% per year. The interest due for the period April 1, 2002 to June 30, 2002 of approximately $8,000 has not been paid. Mr. Jacobson is in default according to the terms of the note. The Company has demanded payment from Mr. Jacobson of all interest and principal due according to the terms of the note. In the Company's opinion, the collectability of the note receivable and accrued interest owed, $307,000 and $8,000, respectively is uncertain at this time. Effective June 30, 2002, the Company has stopped accruing interest on the note receivable. Also, an allowance of $315,000 has been recorded as a bad debt expense in the consolidated financial statements, for the period ending September 30, 2002, to reflect this uncertainty. Mr Jacobson continued to receive his salary from CMC until May 17, 2002. At that time, HTII removed Mr. Jacobson from the Board of Managers of HTII and CMC and stopped making payments under his employment contract based on the Board's concern that he had not operated the Company's business properly and that there existed conflicts between the interests of Heartland, HTI and Mr. Jacobson's personal interests in each. On August 19, 2002, Mr. Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or board members. One of the lawsuits alleges CMC violated the terms of his employment contract and that the officers and/or board members interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages. Mr. Jacobson has also asked the court to reinstate his contract and to enjoin the Company from selling property or making distributions to Unitholders until it has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit is for defamation. He alleges he was defamed by statements in a Company press release advising investors of various pending business transactions and describing Heartland's termination of his contract. He is seeking $1,000,000 in compensatory damages and $5,000,000 in punitive damages. Edwin Jacobson v. CMC Heartland Partners et al., Case No. 02 CH 15160, consolidated with Case No. 02 L 010591, Circuit Court of Cook County, Illinois. CMC is vigorously defending itself and, in the opinion of management, has good defenses against the lawsuits as its actions were consistent with its duties and in conformance with the law. The Company has not recorded an allowance related to these actions because at this time it cannot be determined if it is probable that a liability has been incurred and the amount of any possible liability cannot be determined.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan were computed by multiplying the following percentages (3% for the year 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. Effective December 31, 2001, the CMC Plan was amended to vest benefits earned under the CMC Plan as of December 31, 2001 and provides that earned benefits shall be paid at the time of a cash distribution to the Class A Unitholders. The CMC Plan was then terminated effective December 31, 2001. The aggregate benefits payable under the Sales Plan were computed by multiplying 3% for the year 2001 by the net proceeds from the sale of certain real estate during that year. As of September 30, 2002, $973,000 had been accrued as compensation expense under the plans of which $335,000 has been paid to the officers by the Company.

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Three officers of the Company are eligible for benefits under the 2002 CMC Plan. As of September 30, 2002, $20,000 has been accrued as compensation expense under the 2002 CMC Plan of which none has been paid to the three officers. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units payable at the time of any distributions to the Class A Unitholders. The phantom Units awarded under the CMC Plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense related to these phantom Units has been recognized in the consolidated statements of operations for the nine months ended September 30, 2002. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable.

6. Subsequent Events

On October 1, 2002, Heartland entered into a contract with a commercial user to sell an approximately 1.7 acre parcel of land located at Kinzie Station in Chicago, Illinois for approximately $2,400,000. The contract specifies a due diligence period and contains other conditions that are customary in such contracts.

On October 22, 2002, the Company closed the sale of its interest in the Goose Island Joint Venture to its partners in the venture. The sales price was the assumption of the Company's share of the joint venture's liabilities and $1,250,000 of which $750,000 was received at closing and $500,000 will be paid on October 22, 2003.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and elsewhere in this Form 10-Q are "forward-looking statements". Forward-looking statements are not guarantees of future performance. They involve risks and uncertainties that are difficult to predict. The Company's actual future results, performance or achievement of results and the value of the partnership Units may differ materially from what is forecast in forward-looking statements. We caution you not to put undue reliance on any forward-looking statement in these documents. The Company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Liquidity and Capital Resources

Cash flow from operating activities has been derived primarily from proceeds of property sales. Cash was $1,545,000 (including $45,000 of restricted cash) at September 30, 2002 and $1,299,000 (including $1,196,000 of restricted cash) at December 31, 2001.

Net cash used in operating activities was ($1,668,000) in the first nine months of 2002, compared to $9,374,000 provided by operating activities in the first nine months of 2001 or a decrease in net cash used in operating activities of $11,042,000 between the two nine month periods. This is primarily attributable to a decrease from 2001 to 2002 in sales revenue from Kinzie Station Phase I closings of $8,993,000.

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. As of September 30, 2002, the Company had a line of credit with LaSalle National Bank ("LNB") in the amount of $3,850,000. At December 31, 2001, cash in the amount of $1,150,000 was pledged as an interest reserve. This interest reserve was released to the Company on April 30, 2002. The line of credit matures March 31, 2003. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (6.25% at September 30, 2002). At September 30, 2002, $3,850,000 had been advanced to the Company by LNB against the line of credit. On August 22, 2002, Heartland executed loan documents and borrowed $4,000,000 from Bank One, N.A. This loan is collateralized by the parcel of land located in Fife, Washington. The loan bears interest at the prime rate plus 1% (5.75% at September 30, 2002), and matures May 1, 2003. At the time of the loan funding, the Company paid LNB $1,500,000 from the $4,000,000 loan proceeds. This reduced the LNB line of credit principal amount from $5,350,000 to $3,850,000. Also, from the $4,000,000 loan proceeds, Bank One reserved $500,000 to pay future environmental costs related to the Fife, Washington property if needed. The Bank One loan balance is $3,500,000 at September 30, 2002.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

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

As of September 30, 2002, Heartland and CMC had loaned HTI an aggregate of $8,464,000. The loans are collateralized by a security interest in the Class B limited partner interest and bear interest at 13%. The Company has also received as compensation for the loans a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI and the Company have provided loans, on market terms, to each other from time to time, as provided in the agreements between them. The initial terms of the loan were based on the collateral of the Class B interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

At September 30, 2002, HTI owed Heartland and CMC approximately $8,464,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B limited partner interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement (the "Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is not at this time able to predict the ultimate outcome of its efforts to protect its interests in the Collateral or the effect thereof on the Class A limited partners. Nevertheless, management believes the note receivable of $8,464,000 is recoverable through the Company's security interest in the Class B limited partner interest.

Development Property

At September 30, 2002, property designated for development consisted of 12 sites comprising approximately 520 acres. The book value of this land is $8,068,000 or an average of $15,500 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell. Heartland's objective for these properties is to maximize Unitholder value.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Kinzie Station

Heartland has a 2.68 acre site in the City of Chicago known as Kinzie Station Phase I and Phase II. Zoning approval for the construction of 381 residential units on this 2.68 acre site was received in 1997. On March 28, 2001, zoning approval to increase the total number of residential units from 381 to 442 units was received from the City of Chicago. In addition to the 2.68 acre site, the Company owns approximately 8 acres of land and 4 acres of air rights adjacent to Kinzie Station. Of the 8 acres, approximately 6 acres are currently zoned for 1,700 residential units, a food store and a public park. The Company has agreements to sell the food store site to a retail developer and the remainder to a consortium of residential developers.

Kinzie Station Phase I

Kinzie Station Phase I is situated on 1.23 acres. The construction of Kinzie Station Phase I, which is substantially complete, started on October 1, 1998. The Company has closed 162 Tower units and 22 Plaza units during the period May 1, 2000 to September 30, 2002.

                             Kinzie Station
                                Phase I
                              Unit Detail
                        As of September 30, 2002

                                    Total Number     Sale Contracts
                                         Of             To-Date
                                        Units
                                    ------------     --------------

     Tower Building                          163                162
     Plaza                                    24                 22
                                    ------------     --------------
          Total                              187                184
                                    ============     ==============

On October 20, 1999, the Company executed loan documents with Bank One of Illinois ("Bank One") for a loan of $5,250,000 to construct the Kinzie Station Plaza building. On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000, of which $500,000 remains outstanding at September 30, 2002, and changed the maturity date of the loan to February 23, 2002. The maturity date of the loan has been extended to December 31, 2002. The loan bears interest at the prime rate (4.75% at September 30, 2002). This loan is also collaterlized with the parcel of land located in Fife, Washington.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

Kinzie Station Phase II

Heartland has a 1.45 acre site in the City of Chicago known as Kinzie Station Phase II. The Company has zoning to construct a 267 unit residential tower building. This property is listed for sale with a broker.

Longleaf

At September 30, 2002, the Company owns 199 lots in its Longleaf community located in Southern Pines, North Carolina. At September 30, 2002, the book value of the lots is $2,268,000, an average of $11,400 per lot.

In Longleaf, the Company has closed, as of September 30, 2002, a total of 42 contracts; 5 in 2002, 9 in 2001, 15 in 2000 and 13 in 1999. When the Company assumed day-to-day operations of Longleaf in April, 1998, there were a number of homes under construction which were owned by the developer, as well as resale homes, on the market. As of September 30, 2002, the Company has sold 51 homes and 5 lots for these owners since April 1, 1998.

                                Longleaf
                         Unit Inventory Detail
                        As of September 30, 2002


     Model homes                                                  2
     Sold homes under construction                                3
     Inventory homes under construction                           3
     Lots owned                                                 191
                                                       ------------
                                Total unit inventory            199
                                                       ============

As of December 8, 2000, Heartland has an agreement for a $3,000,000 revolving line of credit for the construction of homes in Longleaf with Bank One. Also, on December 8, 2000, Heartland borrowed $250,000 to purchase the remaining lots owned by the developer of Longleaf. This $250,000 was the first payment related to certain liabilities assumed by the Company in accordance with a purchase agreement executed on December 12, 2000. The revolving line of credit and $250,000 loan mature April 12, 2003 and bear interest at the prime rate (4.75% at September 30, 2002). At September 30, 2002, $1,248,000 had been advanced by Bank One to Heartland on these two loans.

Heartland, per the Longleaf lot Purchase and Sale Agreement, dated December 12, 2000, was required on April 1, 2002 to pay $135,000 to Maples Properties, Inc. ("Maples"), the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. Since the $135,000 payment was not made, this constitutes an event of default under the agreement. The seller is entitled to enforce specific performance and/or other remedies as provided for in the contract. However, the seller has not notified the Company that it is in default. The Company does not intend to make this payment at this time due to breaches of the contract by Maples.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

Goose Island Joint Venture

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, formed a joint venture which developed approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of September 30, 2002, the buildings had been built and leases had been signed for all of the 265,000 square feet. The Company sold its interest in the joint venture to its partners on October 22, 2002 for a price of $1,250,000 and the assumption by its partners of Heartland's share of the joint venture liabilities. At the time of closing, Heartland received $750,000 and will receive the remaining $500,000 on October 22, 2003.

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

On December 28, 2001, Heartland executed a construction management agreement with Crab Apple Beach, L.L.C., an unrelated party, to assist in the management of the development, in phases, of the Fife property. Development of the property was started during the first quarter of the year 2002. Also, the Company anticipates completing the engineering for the first phase of the development and submitting to the City of Fife the final first phase plat for its approval in the fourth quarter of the year 2002.

On August 22, 2002, Heartland executed documents for a loan of $4,000,000 from Bank One, N.A. As collateral for this loan, the Company pledged the Fife, Washington property. The loan bears interest at the prime rate plus 1% (5.75% at September 30, 2002), and matures May 1,2003. From the $4,000,000 loan, the Company paid LNB $1,500,000, which reduced the LNB line of credit principal balance from $5,350,000 to $3,850,000. At that time, Bank One reserved $500,000 to pay future environmental costs if needed. Also, on August 22, 2002, the Company cross collateralized the Kinzie Station Phase I Bank One loan with the Fife, Washington property. The outstanding loan balance is $3,500,000 at September 30, 2002.

In September, 2002, Heartland entered into a contract with a local contractor and real estate developer to sell the Fife, Washington property. The contract specifies a due diligence period and contains other conditions that are customary in such contracts and may not close in accordance with the terms of the agreement.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

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

Osprey Cove

At Osprey Cove in St. Marys, Georgia, Heartland owns 1 sold lot purchased for $39,000. Osprey Cove is a master-planned residential community with a wide range of natural and recreation amenities, which includes a recreational complex, lakes, a boat dock and a boat launch. In December, 1999, the Company decided to cease operations at Osprey Cove. As of September 30, 2002, a total of 68 contracts have closed in Osprey; 3 in 2002, 14 in 2001, 16 in 2000, 20 in 1999, 13 in 1998 and 2 in 1997. The First National Bank of St. Marys in Georgia had made two loans of $170,000 and $235,000 to the Company. These two loans were paid in full during the first quarter of the year 2002.

Property Sales and Leasing Activities

The Company has the right to sell easements for fiber optic lines along or across 83 miles of rail right of way running from downtown Chicago west to Elgin and Northwest to Fox Lake, Illinois. The Company receives 2/3 of the proceeds of any sale.

Heartland's current inventory of land held for sale consists of approximately 13,908 acres located throughout 12 states. The book value of this inventory is approximately $665,000 at September 30, 2002. The majority of the land is former railroad rights-of-way, long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites located in small rural communities or outlying mid-cities, are leased to third parties for agricultural use and these properties may be improved with the lessee's structures.

The sale, management and leasing of the Company's non-development real estate inventory is conducted by Heartland's sales and property management department. The volume of the Company's sales has slowed over the last seven years due to the less desirable characteristics of the remaining properties.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

At September 30, 2002, the Company has recorded a liability of approximately $4,100,000 for possible environmental liabilities, including legal, remediation and consulting fees. In addition, Heartland has established an allowance for resolution of non-environmental claims of approximately $300,000.

At September 30, 2002, there is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is unable to determine whether environmental liabilities which management is unable to reasonably estimate will or will not have a material effect on Heartland's results of operations or financial condition.

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

Results of Operations

Operations for the three months ended September 30, 2002 and 2001, resulted in a net loss of ($722,000), and net income of $25,000, respectively. For the three months ended September 30, 2002 and 2001, the loss allocated to the Class A Limited Partners is ($712,000), and net income of $25,000, respectively or ($.34), and $.01, respectively per Class A Unit. Operations for the nine months ended September 30, 2002 and 2001, resulted in a net loss of ($1,692,000), and net income of $5,451,000, respectively. For the nine months ended September 30, 2002 and 2001, the net loss allocated to the Class A Limited Partners is ($1,667,000), and net income of $5,370,000, respectively or ($.80), and $2.51, respectively per Class A Unit.

The decrease in net income for the first nine months of 2002 compared to net income in the first nine months of 2001 of $7,143,000 is primarily attributable to a decrease in the gross profit on property sales from 2001 to 2002 of $7,964,000.

Total operating expenses were $2,985,000 and $4,580,000 for the nine months ending September 30, 2002 and 2001, respectively. The decrease of $1,595,000 is primarily due to decreased sales and marketing expenses of $1,913,000 and the increase in bad debt expense of $315,000 related to the allowance recorded for the note and interest receivable owed the Company by Mr. Jacobson, former C.E.O. of CMC.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

Economic and Other Conditions Generally

The real estate industry is highly cyclical and is affected by changes in local, national, and global economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions, changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes and tornadoes, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on the financial condition and results of operations of Heartland.

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of September 30, 2002, Heartland's total consolidated indebtedness was $9,098,000. This amount is due within one year from September 30, 2002. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future financial condition and results of operations.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

Interest Rate Sensitivity

The Company's total consolidated indebtedness at September 30, 2002 is $9,098,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate, the prime rate plus 1% and 1.5%, and at a fixed rate of 8%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $23,000.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Economic and Other Conditions Generally", "Access to Financing" and "Interest Rate Sensitivity".

Item 4. Controls and Procedures

CEO and CFO Certifications

This quarterly report contains two separate forms of certifications of the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"). The first form of certification, appearing immediately following the Signatures section of this quarterly report is required by SEC rules promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "302 Certifications"). In the 302 Certifications, there are several certifications made by the CEO and CFO relating to the Company's disclosure controls and procedures and internal controls. This section of this quarterly report should be read in conjunction with the 302 Certifications relating to the Company's disclosure controls and procedures and the Company's internal controls.

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this quarterly report (the "Evaluation Date"), the Company's management, under the supervision and with the participation of the CEO and the CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

Evaluation of Internal Controls

The Company's management also evaluated the effectiveness of the Company's internal controls. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

In accord with SEC requirements, the CEO and CFO note that, since the Evaluation Date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system will be subject to various limitations, such as resource constraints, expertise of personnel and cost-benefit constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusion

Based on management's review of the Company's disclosure controls and procedures and internal controls, our CEO and CFO have concluded that, subject to the limitations noted above, the Company's disclosure controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when the Company's periodic reports are being prepared, and that the Company's internal controls are effective to provide reasonable assurance that the Company's transactions are recorded as necessary to permit preparation of its financial statements in conformity with generally accepted accounting principles.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

At September 30, 2002, Heartland's allowance for claims and liabilities was approximately $4,400,000. During the nine months ended September 30, 2002, an increase of approximately $19,000 in the provision was recorded in respect to environmental matters. Material legal matters are discussed below.

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

Tacoma, Washington

In June, 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest. On October 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified January 9, 2002, in which the Port released all claims and the Company agreed either to, (a) pay $1,100,000 on or before December 31, 2002, plus interest from January 1, 1999 or, (b) to convey to the Port real property to be agreed upon at a later date. At September 30, 2002, Heartland's allowance for claims and liabilities for this site was $1,110,000. The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

Wheeler Pit, Janesville, Wisconsin

In November, 1995, the Company settled a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997.

Milwaukee, Wisconsin

On December 2, 2000, the Redevelopment Authority of the City of Milwaukee ("RACM") filed suit in Milwaukee County Circuit Court to obtain access to appraise, survey and conduct environmental and geo-technical investigations on certain property owned by the Company adjacent to the Milwaukee Brewers baseball stadium in furtherance of RACM's efforts to acquire the property by condemnation. The Company and RACM entered into an agreement under which RACM will perform, at RACM's cost, limited investigations and provide the results to Heartland. That work was concluded and the suit filed by RACM was dismissed effective June 28, 2002.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

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

In 1995, at a 4.99 acre parcel in Minneapolis, Minnesota, environmental sampling disclosed that the parcel was impacted by releases of regulated materials from the 1960s operations of a former lessee. The Company continues to investigate the environmental condition of the property on a voluntary basis under the direction of the Minnesota Department of Agriculture.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

Edwin Jacobson Litigation

On August 19, 2002, the former Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or board members. One of the lawsuits alleges CMC violated the terms of his employment contract and the officers and/or board members interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages. Mr. Jacobson has also asked the court to reinstate his contract and to enjoin the Company from selling property or making distributions to Unitholders until it has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit is for defamation. He alleges he was defamed by statements in a Company press release advising investors of various pending business transactions and describing Heartland's termination of his contract. He is seeking $1,000,000 in compensatory damages and $5,000,000 in punitive damages. Edwin Jacobson v. CMC Heartland Partners et al., Case No. 02 CH 15160, consolidated with Case No. 02 L 010591, Circuit Court of Cook County, Illinois. CMC is vigorously defending itself and, in the opinion of management, has good defenses against the lawsuits as its actions were consistent with its duties and in conformance with the law. The Company has not recorded an allowance related to these actions because at this time it cannot be determined if it is probable that a liability has been incurred and the amount of any possible liability cannot be determined.

The Company is also subject to other suits and claims which have arisen in the ordinary course of business. In the opinion of management, reasonably possible losses from these matters should not be material to the Company's results of operations or financial condition.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:


Exhibit No.   Description
------------------------------------------------------------------------------


10.61 Fourth Amendment of Construction Loan Agreement, Mortgage, Notes, and Other Loan Documents made as of June 23, 2002 between CMC Heartland Partners III, LLC and Bank One, Illinois, N.A.
             (filed herewith).

10.62 Loan Agreement dated August 22, 2002 between CMC Heartland Partners IV, LLC and Bank One, Illinois, N.A. (filed herewith).

10.63 Memorandum of Amendment and Termination for the CMC Heartland Partners Incentive Plan, effective December 31, 2001 (filed herewith).

10.64 The CMC Heartland Partners 2002 Incentive Plan effective January 1, 2002 (filed herewith.)

99.03 Certification by Lawrence S. Adelson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2002 (filed herewith).

99.04 Certification by Richard P. Brandstatter, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2002 (filed herewith).

(b)   Reports on Form 8-K;

A Form 8-K was filed by the Company on September 25, 2002 announcing, pursuant to a press release dated September 25, 2002, updating the Unitholders on the status of planned projects and other partnership matters.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

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

                                           HEARTLAND PARTNERS, L.P.
                                           ------------------------
                                                 (Registrant)


Date:  November 14, 2002                By  /s/ Lawrence S. Adelson
                                           ------------------------
                                             Lawrence S. Adelson
                                              (Manager of HTI
                                               Interests, LLC,
                                               General Partner)

                                 CERTIFICATIONS

I, Lawrence S. Adelson, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Heartland Partners, L.P.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date:  November 14, 2002
                                      By   /s/ Lawrence S. Adelson
                                           ------------------------
                                             Lawrence S. Adelson
                                           Chief Executive Officer



I, Richard P. Brandstatter, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Heartland Partners, L.P.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date:  November 14, 2002


                                           By /s/ Richard P. Brandstatter
                                              ---------------------------
                                                Richard P. Brandstatter
                                                Chief Financial Officer

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2002

                                  EXHIBIT INDEX

Exhibit No.  Description
------------------------------------------------------------------------------

10.61 Fourth Amendment of Construction Loan Agreement, Mortgage, Notes, and Other Loan Documents made as of June 23, 2002 between CMC Heartland Partners III, LLC and Bank One, Illinois, N.A.

10.62 Loan Agreement dated August 22, 2002 between CMC Heartland Partners IV, LLC and Bank One, Illinois, N.A.

10.63 Memorandum of Amendment and Termination for the CMC Heartland Partners Incentive Plan, effective December 31, 2001.

10.64        The CMC Heartland Partners 2002 Incentive Plan effective January 1,
             2002.

99.03 Certification by Lawrence S. Adelson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2002.

99.04 Certification by Richard P. Brandstatter, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2002.