Form 10-K
period 2002-12-31
HEARTLAND PARTNERS L P
filed 2003-03-28
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [  ] No [X}

The aggregate market value of the Registrant's Class A Limited Partnership Units held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's units on the American Stock Exchange as of March 24, 2003, was approximately $13,332,000. On that date there were 2,092,438 units outstanding. For the purposes of this computation, it is assumed that non-affiliates of the Registrant are all holders other than directors and officers of Heartland Technology, Inc., and managers of HTI Interests, LLC.

Exhibit index appears on Page 75.

Forward-Looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and elsewhere in this Form 10-K are "forward-looking statements". Forward-looking statements are not guarantees of future performance. They involve risks and uncertainties that are difficult to predict. The Company's actual future results, performance or achievement of results and the value of the partnership Units may differ materially from what is forecast in forward-looking statements. We caution you not to put undue reliance on any forward-looking statement in these documents. The Company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.


                                     PART I

ITEM 1.  Business

Organization

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. At December 31, 2002, CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by HTI Interests, LLC ("HTII"). HTII is the General Partner of Heartland, (in such capacity, the "General Partner"). HTII is a Delaware limited liability company, owned 99.9% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company and .1% by HTI Principals, Inc., a Delaware corporation, owned by four former directors of HTI's Board of Directors and a current director of HTI.

The following table sets forth various entities formed by the Company since its inception, date and purpose of formation, development location and Ownership:


                                                          YEAR
COMPANY                                                   FORMED   BUSINESS PURPOSE
---------------------------------------------------       ------   ----------------------------------------------------------------
Heartland Development Corporation         ("HDC")          1993    General Partner of CMC Heartland Partners I, Limited Partnership
CMC Heartland Partners I, Limited         ("CMCLP")        1993    Owned Bloomfield development
 Partnership
CMC Heartland Partners I, LLC             ("CMCI")         1998    Owns Kinzie Station Phase II
CMC Heartland Partners II, LLC            ("CMCII")        1997    Owned the Goose Island Industrial Park joint venture
CMC Heartland Partners III, LLC           ("CMCIII")       1997    Owns Kinzie Station Phase I
CMC Heartland Partners IV, LLC            ("CMCIV")        1998    Developing approximately 177 acres in Fife, Washington
CMC Heartland Partners V, LLC             ("CMCV")         1996    Owned lots and homes in Osprey Cove
CMC Heartland Partners VI, LLC            ("CMCVI")        1997    To acquire and hold future acquisitions
CMC Heartland Partners VII, LLC           ("CMCVII")       1997    Owns lots and homes in the Longleaf Country Club
CMC Heartland Partners VIII, LLC          ("CMCVIII")      1998    To acquire and hold future acquisitions
Lifestyle Construction Company,Inc.       ("LCC")          1998    Serves as the general contractor in North Carolina
Lifestyle Communities, Ltd.               ("LCL")          1996    Serves as the exclusive sales agent in the
                                                                     Longleaf development



                                                        DEVELOPMENT
COMPANY                                                 LOCATION                             OWNERSHIP
---------------------------------------------------     ------------------------------       ----------
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

Heartland's partnership agreement provides generally that Heartland's net income
(loss) will be allocated 1% to the General Partner, 98.5% to the Class A limited partners (the "Unitholders") and 0.5% to the Class B limited partner ("Class B Interest"). In addition, the partnership agreement provides that certain items of deduction, loss, income and gain may be specially allocated to the Unitholders, the Class B Interest or the General Partner. Also, the partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their capital account such net loss shall be allocated only among partners having positive balances in their capital account.

Subject to the limitation described in the preceding paragraph, the General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the Class B Interest and 1% to the General Partner. Liquidating distributions, upon dissolution of the partnership, are made pro rata to each partner in accordance with its positive capital account balance after certain adjustments set out in the partnership agreement. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month.

On August 22, 2001, Heartland announced that it had been authorized by its General Partner to purchase up to 50,000 of its outstanding Class A partnership units. As of December 31, 2002 and 2001, the Company had repurchased 50,000 and 47,360 Class A partnership units at a total cost of $834,000 and $794,000, respectively. These repurchases are shown as a reduction of Partners' Capital.

As of December 31, 2002 and 2001, Heartland and CMC had loaned HTI an aggregate of $8,464,000 and $8,186,000, respectively. The loans are collateralized by a security interest in the Class B Interest and bear interest at 13%. The Company has also received as compensation for the loans a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock is now trading in the over-the-counter market (due to being delisted from the American Stock Exchange) at less than $.01 per share at December 31, 2002. The initial terms of the loan were based on the collateral of the Class B Interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

At December 31, 2002 and 2001, HTI owed Heartland and CMC approximately $8,464,000 and $8,186,000, respectively. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B Interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is negotiating with PG Oldco, Inc. a settlement of this matter. The settlement is likely to involve CMC buying the PG Oldco, Inc. notes for approximately $1,250,000. Heartland has recorded an allowance of approximately $133,000 on the note receivable balance of $8,464,000 based on the proposed terms of the settlement of approximately $1,250,000 and the December 31, 2002 Class B Interest capital account balance of $9,584,000.

Real Estate Development Activities

As of December 31, 2002, property designated for sale and development consisted of 10 sites comprising approximately 518 acres. The book value of this land is approximately $7,925,000 or an average of $15,300 per acre. Heartland reviews these properties to determine whether to hold, develop, either solely or with a third party joint venture or sell them. Heartland's objective for these properties is to maximize Unitholder value over a period of years. At this time, Heartland is focusing on raising cash by selling properties.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than the Company.

Kinzie Station

As of December 31, 2002, Heartland has a 2.68 acre site in the City of Chicago known as Kinzie Station Phase I and II. Zoning approval for the construction of 381 residential units on this 2.68 acre site was received in 1997. On March 28, 2001, zoning approval to increase the total number of residential units from 381 to 442 units was received from the City of Chicago. In addition to the 2.68 acre site, the Company owns approximately 8 acres of land and 4 acres of air rights adjacent to Kinzie Station Phase I and II. Of the 8 acres, approximately 6 acres are currently zoned for 1,700 residential units, a food store and a public park ("Kinzie Station North"). The Company closed the sale of approximately 3.4 acres of Kinzie Station North to a consortium of residential developers on February 11, 2003 for $9,850,000. The buyer has the remaining Kinzie Station North residential acreage under contract. The closing of that sale is contingent on the vacation of a city street by the City of Chicago. Management believes that this vacation could take place during the year 2003. The Company has an agreement to sell the food store site to a retail developer. The closing of this sale is contingent on certain governmental approvals, which could take place in 2003.

Kinzie Station Phase I

Kinzie Station Phase I is situated on 1.23 acres. The construction of Kinzie Station Phase I, which is complete, started on October 1, 1998. The Company closed 162 Tower units and 24 Plaza units during the period May 1, 2000 to December 31, 2002; 8 in 2002, 38 in 2001 and 140 in 2000.

                             Kinzie Station
                                Phase I
                              Unit Detail
                        As of December 31, 2002

                            Total Number     Sale Contracts
                              Of Units           To-Date

     Tower Building                  163                162
     Plaza                            24                 24
                            ------------     --------------
          Total                      187                186
                            ============     ==============

On October 20, 1999, the Company executed loan documents with Bank One of Illinois ("Bank One") for a loan of $5,250,000 to construct the Kinzie Station Plaza building. On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000 and changed the maturity date of the loan to February 23, 2002. The maturity date of this loan was extended to December 31, 2002. The loan was paid in full on December 17, 2002. The loan's interest rate was the prime rate (4.25% at December 31, 2002).

Kinzie Station Phase II

As of December 31, 2002, Heartland has a 1.45 acre site in the City of Chicago known as Kinzie Station Phase II. The Company has zoning to construct a 267 unit residential tower building. The Company has signed a letter of intent to sell the property, subject to various contingencies.

Longleaf

In September, 1998, the Company signed a contract to be the exclusive homebuilder and marketer for the Longleaf Country Club in Southern Pines, North Carolina. Under the terms of the contract, CMCVII was entitled to sell and build up to 244 homes on lots owned by Longleaf Associates Limited Partnership ("LALP"), an affiliate of General Investment & Development, an unrelated party. Heartland assumed the day to day operations on April 1, 1998. On December 12, 2000, Heartland executed a purchase agreement whereby it purchased the remaining 207 lots owned by LALP, by the assumption of certain liabilities owed by LALP to other unrelated parties and the payment of $250,000. The purchase price of $2,459,000, which includes the $250,000 paid on December 12, 2000, for these 207 lots was determined by calculating the net present value of the payments to be paid over a ten year period using a discount rate of 10%. Also, per the purchase agreement, the Company is obligated to pay LALP 49% of the Net Cash Flow, as defined, each year for the period January 1, 2001 to December 31, 2005. At December 31, 2002, no payments of Net Cash Flow are owed or due to LALP. At December 31, 2002, the Company owns 195 lots purchased for approximately $2,173,000, an average of $11,100 per lot. These 195 lots comprising approximately 65 acres of land, are also included in the aforementioned 518 acres.

In Longleaf, the Company has closed , as of December 31, 2002, a total of 46 contracts; 9 in 2002, 9 in 2001, 15 in 2000 and 13 in 1999. When the Company assumed the day to day operations of Longleaf in April, 1998, there were a number of homes under construction which were owned by the developer, as well as resale homes, on the market. As of December 31, 2002, the Company has sold 52 homes and 5 lots for these owners since April 1, 1998.

                                    Longleaf
                              Unit Inventory Detail
                             As of December 31, 2002

     Model homes completed                                        2
     Sold home under construction                                 1
     Inventory homes completed and under construction             5
     Lots owned                                                 187
                                                       ------------
                              Total unit inventory              195
                                                       ============

On December 8, 2000, Heartland entered into an agreement for a $3,000,000 revolving line of credit for the construction of homes in Longleaf with Bank One. Also, on December 8, 2000, Heartland executed loan documents borrowing an additional $250,000 from Bank One to purchase the remaining lots owned by LALP. This $250,000 was the first payment related to certain liabilities assumed by the Company in accordance with a purchase agreement executed on December 12, 2000. The revolving line of credit and $250,000 loan mature April 12, 2003 and bear interest at the prime rate (4.25% at December 31, 2002). At December 31, 2002, $932,000 had been advanced by Bank One to Heartland on the revolving line of credit. The $250,000 was paid in full on October 4, 2002. The Company is currently in negotiations with Bank One to extend the maturity date of the revolving line of credit. While the Company has no reason to believe the extension of the credit facility will not be approved by Bank One, there can be no assurance the contemplated extension will be given. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

CMCVII, per the Longleaf lot Purchase and Sale Agreement, dated December 12, 2000, was required on April 1, 2002 and November 1, 2002 to pay $135,000 and $250,000, respectively, to Maples Properties, Inc. ("Maples"), the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. Since the two payments were not made, this constitutes an event of default under the agreement. The Company believes Maples is in default of its obligations. In addition, the seller has not notified CMCVII that it is in default. The seller would be entitled to seek specific performance and/or other remedies as provided for in the contract. However, due to its belief that Maples has breached the contract, CMCVII does not intend to make these payments at this time.

Goose Island Joint Venture

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, formed a joint venture which developed approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of December 31, 2002, the buildings had been built and leases had been signed for all of the 265,000 square feet. The Company sold its interest in the joint venture to its partners on October 22, 2002 for a price of $1,250,000 and the assumption by its partners of Heartland's share of the joint venture liabilities. At the time of closing, Heartland received $750,000 and is expected to receive the remaining $500,000 on October 22, 2003. As security for the $500,000 note, the remaining joint venture partners have pledged their interests in the joint venture.

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

On December 28, 2001, Heartland executed a construction management agreement with Crab Apple Beach, L.L.C., an unrelated party, to assist in the management of the development, in phases, of the Fife property. Development of the property was started during the first quarter of the year 2002. This agreement was terminated in the first quarter of the year 2003. Also, the Company anticipates completing the engineering for the first phase of the development and submitting to the City of Fife the final first phase plat for its approval in the second quarter of the year 2003.

On August 22, 2002, Heartland executed documents for a loan of $4,000,000 from Bank One. As collateral for this loan, the Company pledged the Fife, Washington property. The loan bears interest at the prime rate plus 1% (5.25% at December 31, 2002), and matures May 1, 2003. From the $4,000,000 loan, the Company paid LNB $1,500,000, which reduced the LNB line of credit principal balance from $5,350,000 to $3,850,000. At that time, Bank One reserved $500,000 to pay future environmental costs if needed. Also, on August 22, 2002, the Company cross collateralized the Kinzie Station Phase I Bank One loan, which was paid in full on December 17, 2002, with the Fife, Washington property. The outstanding loan balance is $3,500,000 at December 31, 2002. The Company is currently in negotiations with Bank One to extend the maturity date of the loan. While the Company has no reason to believe the extension of the loan will not be approved by Bank One, there can be no assurance the contemplated extension will be given. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

In June, 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest. On October 1, 1998, the Company entered into a Settlement Agreement with the Port of Tacoma which calls for the Company to either pay the Port of Tacoma $1,100,000 or transfer to the Port of Tacoma real estate to be agreed upon at a later date. On December 19, 2002, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma in which the Port of Tacoma released all claims against the Company and the Company agreed either to, (a) pay $1,100,000 on or before December 31, 2003 plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. At December 31, 2002, interest owed to the Port had been paid to date.

Menomonee Valley

The Company owns approximately 152 acres of property in the Menomonee River Valley in Milwaukee, Wisconsin. The property is located next to Miller Park, the home stadium of the Milwaukee Brewers baseball team. The Company has proposed a mixed use development to include retail and entertainment uses complementary to the baseball park as a recreational destination. The City of Milwaukee has stated that it believes industrial development would be more appropriate for the site and the Redevelopment Authority of the City of Milwaukee ("RACM") has announced it will seek to acquire the property through eminent domain if necessary. RACM is required to negotiate with the Company before it can file an eminent domain proceeding. The Company may assert legal challenges to RACM's authority if RACM does condemn the property. The outcomes of any eminent domain proceeding or legal challenges to it are uncertain.

Osprey Cove

Osprey Cove in St. Marys, Georgia is a master-planned residential community with a wide range of natural and recreation amenities, which includes a recreational complex, lakes, a boat dock and a boat launch. In December, 1999, the Company decided to cease operations at Osprey Cove. As of December 31, 2002, a total of 69 contracts have closed in Osprey Cove; 4 in 2002, 14 in 2001, 16 in 2000, 20 in 1999, 13 in 1998 and 2 in 1997. The First National Bank of St. Marys in Georgia had made two loans totaling $405,000 to the Company. The interest rate on these two loans was 7%. These two loans were paid in full during the first quarter of the year 2002. The Company has no remaining interest in lots or homes in Osprey Cove and has concluded its activities there.

Property Sales and Leasing Activities

Heartland's current inventory of land held for sale consists of approximately 13,789 acres located throughout 12 states. The book value of this inventory is approximately $645,000. The majority of the land is former railroad rights-of-way, long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites, located in small rural communities or outlying mid-cities, are leased to third parties for agricultural use and these sites may be improved with the lessee's structures.

The sale, management and leasing of the Company's non-development real estate inventory is conducted by Heartland's Sales and Property Management Department. The volume of the Company's sales has slowed over the last seven years due to the less desirable characteristics of the remaining properties. The individual parcels are held at a low book value and the Company anticipates that the sale of its remaining parcels may extend beyond the year 2003. The Company is also exploring the sale of these properties as a whole to a third pary.

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

Other Activities

At December 31, 2002, the allowance for claims and liabilities established by Heartland for environmental and other contingent liabilities totaled approximately $4,050,000. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given the uncertainty inherent in litigation, resolution of these matters could require funds greater or less than the $4,050,000 allowance for claims and liabilities.

Heartland engages outside counsel to defend it in connection with most of these claims. Significant claims are summarized in Item 3. and Item 8.

Regulation and Environmental Matters

For a discussion of regulation and environmental matters, see Item 8.

Employees and Website

At December 31, 2002, Heartland employed 17 people. The Company's website is www.cmchp.com. Financial statements are available on the website.

Item 2.  Properties

The Company has the right to sell easements for fiber optic lines along or across 83 miles of rail right of way running from downtown Chicago west to Elgin and Northwest to Fox Lake, Illinois. The Company receives 2/3 of the proceeds of any sale.

A discussion of certain significant properties of the Company is included in
Item 1. In addition to the 518 acres designated for sale and development at December 31, 2002, real estate holdings consisted of approximately 13,789 acres of scattered land parcels. States in which large land holdings are located are Illinois, Iowa, Minnesota, Montana, North Carolina, North Dakota, South Dakota, Washington, and Wisconsin. The remaining acreage is located in Idaho, Indiana, Michigan and Missouri. Most of the properties are former railroad rights-of-way, located in rural areas, comprised of long strips of land approximately 100 feet in width. Also included in these scattered land parcels are former station grounds and rail yards. The Company owns certain air rights in the Chicago, Illinois and Milwaukee, Wisconsin areas.

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

On October 1, 1998, the Company entered into a Settlement Agreement with the Port of Tacoma which calls for the Company to either pay the Port of Tacoma $1,100,000 or transfer to the Port of Tacoma real estate to be agreed upon at a later date. On December 19, 2002, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma in which the Port of Tacoma released all claims against the Company and the Company agreed either to, (a) pay $1,100,000 on or before December 31, 2003 plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. At December 31, 2002, interest owed to the Port had been paid to date.

The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

On December 2, 2000, the Redevelopment Authority of the City of Milwaukee ("RACM") filed suit in Milwaukee County Circuit Court to obtain access to appraise, survey and conduct environmental and geo-technical investigations on certain property owned by the Company adjacent to the Milwaukee Brewers baseball stadium in furtherance of RACM's efforts to acquire the property by condemnation. The Company and RACM entered into an agreement under which RACM would perform, at RACM's cost, limited investigations and provide the results to Heartland. That work was concluded and the suit filed by RACM was dismissed effective June 28, 2002.

In February, 2002, the Company filed suit against the Southeast Wisconsin Professional Baseball District (the "District") in Milwaukee County Circuit Court to enforce a provision of a contract between the District and Heartland providing for the construction of an additional two lane bridge to the Company's Menomonee Valley project.

On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or board members. One of the lawsuits alleges CMC violated the terms of his employment contract and that the officers and/or board members interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages. Mr. Jacobson also asked the court to reinstate his contract and to enjoin the Company from selling property or making distributions to Unitholders until it has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit is for defamation. He alleges he was defamed by statements in a Company press release advising investors of various pending business transactions and describing Heartland's termination of his contract. He is seeking $1,000,000 in compensatory damages and $5,000,000 in punitive damages. Edwin Jacobson v. CMC Heartland Partners et al., Case No. 02 CH 15160, consolidated with Case No. 02 L 010591, Circuit Court of Cook County, Illinois. On October 24, 2002, the Company filed motions to dismiss the lawsuits. On January 3, 2003, Mr. Jacobson filed amended complaints alleging the same and seeking the same relief. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. CMC is vigorously defending itself and, in the opinion of management, has good defenses against the lawsuits as its actions were consistent with its duties and in conformance with the law. The Company has not recorded an allowance related to these actions because at this time it cannot be determined if it is probable that a liability has been incurred and the amount of any possible liability cannot be determined.

On February 28, 2003, in the Superior Court of the State of Delaware , the Company filed suit against the former President and Chief Executive Officer of CMC, Edwin Jacobson, to collect all principal and interest owed the Company, approximately $332,000, related to money borrowed on October 17, 2000 that has not been paid in accordance with the terms of the note.

CMCVII, per the Longleaf lot Purchase and Sale Agreement, dated December 12, 2000, was required on April 1, 2002 and November 1, 2002 to pay $135,000 and $250,000, respectively, to Maples Properties, Inc. ("Maples"), the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. Since the two payments were not made, this constitutes an event of default under the agreement. The Company believes Maples is in default of its obligations. In addition, the seller has not notified CMCVII that it is in default. The seller would be entitled to seek specific performance and/or other remedies as provided for in the contract. However, due to its belief that Maples has breached the contract, CMCVII does not intend to make these payments at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Unitholders of Heartland for the twelve months ended December 31, 2002.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The Units are listed and traded on the American Stock Exchange under the symbol "HTL". The Units began trading on a "when issued" basis on June 20, 1990. The following table sets forth the high and low sales prices per Unit by quarter for the years ended December 31, 2002 and 2001.


2002                       High                       Low

First quarter           $  15 7/8                   $ 14
Second quarter             14 1/10                    12 1/4
Third quarter              12 1/3                      6 1/5
Fourth quarter              7 1/10                     4 3/4

2001

First quarter           $  19                       $ 17 1/2
Second quarter             17 1/2                     14 1/4
Third quarter              15 1/2                     13 3/5
Fourth quarter             17 1/4                     14 5/6


Based on records maintained by Heartland's Unit transfer agent and registrar, there were approximately 518 record holders of Heartland's Units as of March 15, 2003.

The amount of Heartland's cash available to be distributed to Unitholders, the Class B Interest and the General Partner ("Available Cash Flow") will be determined by the General Partner, in its sole discretion, after taking into account all factors deemed relevant by the General Partner, including, without limitation, general economic conditions and Heartland's financial condition, results of operations and cash requirements, including (i) the servicing and repayment of indebtedness, (ii) general and administrative charges, including fees and expenses payable to HTII under management and other arrangements, (iii) property and operating taxes, (iv) other costs and expenses, including legal and accounting fees, and (v) reserves for future growth, commitments and contingencies.

Heartland's Available Cash Flow will be derived from CMC, CMCI, CMCIII, CMCIV, CMCVII and LCL. When available and appropriate, the General Partner expects to cause Heartland to make distributions of Heartland's Available Cash Flow in an amount equal to 98.5% to the Unitholders, 0.5% to the Class B Interest, and 1% to the General Partner, although there can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. Liquidating distributions, upon dissolution of the partnership, are made pro rata to each partner in accordance with its positive Capital Account balance after certain adjustments set out in the Partnership agreement. Future lenders to Heartland may impose restrictions on Heartland's ability to make distributions. In addition, distributions may not be made to Unitholders until Heartland has paid to HTII (or its assignee) all accrued and unpaid management fees pursuant to the Management Agreement between Heartland and HTII. As of December 31, 2002 and 2001, there are no unpaid management fees. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month.

On August 22, 2001, Heartland announced that it had been authorized by its General Partner to purchase up to 50,000 of its outstanding Class A partnership units. As of December 31, 2002 and 2001, the Company had repurchased 50,000 and 47,360 Class A partnership units at a total cost of $834,000 and $794,000, respectively. These repurchases are shown as a reduction of Partners' Capital.

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained herein in Item
8. Financial Statements and Supplementary Data, the information contained herein in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the information contained herein in Item 1. Business. Historical results are not necessarily indicative of future results.

Following is a summary of Heartland's selected financial data for the years ended and as of December 31, 2002, 2001, 2000, 1999 and 1998 (amounts in thousands except per Unit data):

Operating Statement Data:          2002      2001     2000     1999      1998
                                   ----      ----     ----     ----      ----
Operating (loss) income          $(2,455)  $  4,426 $ 8,436  $(5,010)  $(6,998)
Other income                        1,397       932   1,408     1,253       914
                                 --------  -------- -------  --------  --------
Net (loss) income                $(1,058)  $  5,358 $ 9,844  $(3,757)  $(6,084)
                                 ========  ======== =======  ========  ========
Net (loss) income
 allocated to General
 Partner and Class B Interest    $   (16)  $     80 $ 3,938  $(3,757)  $  (182)
                                 ========  ======== =======  ========  ========
Net (loss) income allocated
 to Class A Units                $(1,042)  $  5,278 $ 5,906  $     --  $(5,902)
                                 ========  ======== =======  ========  ========
Net (loss) income per
 Class A Unit                    $ (0.50)  $   2.48 $  2.76  $     --  $ (2.76)
                                 ========  ======== =======  ========  ========



                         DECEMBER   DECEMBER   DECEMBER   DECEMBER   DECEMBER
Balance Sheet Data       31, 2002   31, 2001   31, 2000   31, 1999   31, 1998
                         --------   --------   --------   --------   --------
Net Properties           $ 28,699   $ 28,201   $ 38,916   $ 50,751   $ 28,052
Total assets               38,855     38,420     47,584     57,256     33,231
Allowance for
  claims and liabilities    4,050      4,337      4,478      2,804      2,762
Total liabilities          19,893     18,360     32,088     51,604     23,822
Partners' capital          18,962     20,060     15,496      5,652      9,409

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and elsewhere in this Form 10-K are "forward-looking statements". Forward-looking statements are not guarantees of future performance. They involve risks and uncertainties that are difficult to predict. The Company's actual future results, performance or achievement of results and the value of the partnership Units may differ materially from what is forecast in forward-looking statements. We caution you not to put undue reliance on any forward-looking statement in these documents. The Company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements in Item 8. include the accounts of Heartland; CMC, its 99.99% owned operating partnership; HDC, 100% owned by Heartland; CMCLP, 1% general partnership interest owned by HDC and 99% owned by CMC; CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCC and LCL, each 100% owned by CMC. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of the Company are held at two financial institutions.

Accounts Receivable

The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $316,000 and $0 as of December 31, 2002 and 2001, respectively.

Unearned Rents and Deferred Income

Unearned rents and deferred income are cash received from unrelated outside parties for the rental of certain parcels of land or land easements owned by the Company for periods of 20 to 25 years. The amounts received are being amortized over each agreement's rental period.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the Company's notes payable approximate fair value at December 31, 2002 and 2001 due to the short duration and variable nature of the financial instruments.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in the preparation of the financial statements include the value of the Class B Interest which represents the collateral of the Heartland Technology, Inc. note receivable owed to the Company and CMC, estimated costs to complete long term development projects, the collectability of the Mr. Jacobson, former President and Chief Executive Officer of CMC, note and interest receivable, estimated bad debt expense, the recoverability of the total cost of properties and the estimates used in determining the Company's environmental liabilities. Actual results could differ from those estimates.

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

Heartland's assets are carried at historical cost. At December 31, 2002 and 2001, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

Segment Reporting

The Company does not report by business segment since the land held for sale revenues and expenses are not material to the Company's overall business operations.

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

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances, such as a condemnation proceeding being brought by a governmental agency against the Company or the discovery of an environmental liability related to a particular site, indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss, the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property. No event occurred during the years 2002 and 2001 that resulted in an impairment loss being recognized.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the years 2002 and 2001 that resulted in an impairment loss being recognized.

Housing inventories (including completed model homes) consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost, which is not in excess of fair value. Land, land development and indirect costs are allocated to cost of sales on the basis of units closed in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units closed for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value less the cost to dispose of the inventories, is less than the capitalized costs. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value. No event occurred during the years 2002 and 2001 that resulted in an impairment loss being recognized.

Housing inventories consisted of the following at December 31, 2002 and 2001 (amounts in thousands):

                                2002         2001
                             ----------   ----------

Land under development       $    3,118   $    3,487

Direct construction costs         1,405        4,117

Capitalized project costs         3,148        3,243
                             ----------   ----------
   Total                     $    7,671       10,847
                             ==========   ==========

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from development activities, proceeds of property sales, rental income and interest income. Cash was $751,000 (including $42,000 of restricted cash) at December 31, 2002, $1,299,000 (including $1,196,000 of restricted cash) at December 31, 2001 and $2,849,000 (including $2,699,000 of restricted cash) at December 31, 2000. The decrease in cash of $548,000 from December 31, 2001 to December 31, 2002, is primarily due to the return to the Company on April 30, 2002 of the $1,150,000 interest reserve held by LNB as collateral for the LNB line of credit and the subsequent use by the Company to reduce accounts payable. The decrease in cash of $1,550,000 from December 31, 2000 to December 31, 2001, is primarily due to the closing of 38 Kinzie Station Phase I units and the return of all of the Kinzie Station Phase II purchasers' earnest money. (See the Consolidated Statements of Cash Flows).

Net cash used in operating activities was $2,291,000 in 2002 compared to $10,444,000 of net cash provided by operating activities in the year 2001. The cash provided by operating activities from the year 2002 compared to the year 2001 decreased by $12,735,000. This is primarily due to housing inventories decreasing $3,176,000 in 2002 compared to $9,507,000 in 2001, which is a difference of $6,331,000. The difference is attributable to closing 8 units in 2002 in Kinzie Station Phase I compared to 38 units in 2001. Also, net additions to capitalized predevelopment costs increased $3,817,000 in 2002 compared to $487,000 in 2001, which is a difference of $3,330,000. This difference is attributable to the Company not selling any development properties during the year 2002. Net cash provided by operating activities was $10,444,000 in 2001, compared to $16,364,000 in 2000. The cash provided by operating activities from the year 2001 compared to the year 2000 decreased by $5,920,000. This is primarily due to housing inventories decreasing $9,507,000 in 2001 compared to $13,909,000 in 2000, which is a difference of $4,402,000. This difference is attributable to closing 38 units in 2001 in Kinzie Station Phase I compared to 140 units in 2000. Also, the net cash used to reduce accounts payable and accrued liabilities in 2001 was $4,642,000 as compared to 2000 of $3,063,000. This is an increase of $1,579,000 in cash used in operating activities between the years. (See the Consolidated Statements of Cash Flows).

During the year 2003, cash flows to pay development and homebuilding construction costs will be provided by property sales proceeds and development, construction and line of credit loans received from various sources.

Proceeds from property sales provided cash flow of $6,766,000 in 2002, $30,471,000 in 2001 and $61,009,000 in 2000. Sales in 2002 consists primarily of
8 units in Kinzie Station Phase I for $2,715,000, 9 units in Longleaf for $2,226,000 and various land held for sale parcels for $1,199,000. Sales in 2001 consists primarily of 38 units in Kinzie Station Phase I for $11,903,000, 9 units in Longleaf for $2,395,000, 235 acres of land in Rosemount, Minnesota for $9,275,000, 14 acres of land in Bozeman, Montana for $2,150,000 and 1.2 acres of land in Kinzie Station Phase II for $2,937,000. Sales in 2000 consists primarily of 140 units in Kinzie Phase I for $33,637,000, 16 units in Osprey Cove for $2,477,000, 15 units in Longleaf for $3,839,000, 21 units and developed acreage in Rosemount for $8,249,000, 67 acres at Galewood in Chicago, Illinois for $7,160,000 and 2 acres at Kinzie Station in Chicago, Illinois for $2,457,000.

During the year 2003, proceeds from property sales will consist primarily of the sale of Longleaf homes, development properties and land held for sale acreage.

The cost of property sales for 2002 was $5,515,000 or 82% of sales proceeds, for 2001 was $19,908,000 or 65% of sales proceeds and for 2000 was $45,612,000 or
75% of sales proceeds.

It is not expected that future cost of sales ratios for real estate other than development projects and home sales will change materially from ratios experienced in prior years, as the balance of Heartland's real estate other than development projects consists primarily of railroad properties acquired over the past 150 years at values far lower than current fair values.

Portfolio income is derived principally from the interest earned on the HTI note receivable, interest earned on certificates of deposit and investment of cash not required for operating activities in overnight investments. Portfolio income for 2002 was $308,000, compared to $1,176,000 for 2001 and $390,000 for 2000.
The decrease in portfolio income from 2002 to the year 2001 of $868,000 is mainly attributable to a decrease in interest earned on the HTI note receivable of $611,000. Heartland stopped accruing interest on the HTI note receivable April 1, 2002 due to the uncertainty regarding the collectibility of the HTI note receivable. The increase in portfolio income from the year 2000 to the year 2001 of $786,000 is mainly attributable to additional interest earned on the HTI note receivable of $588,000 and interest earned of $162,000 on the delayed closing of the 113 acres in Rosemount, Minnesota.

As of December 31, 2002, Heartland had designated 10 sites, or approximately 518 acres with a book value of approximately $7,925,000, for sale and development. Capitalized expenditures at these sites were $6,083,000 in 2002, $9,891,000 in 2001 and $30,250,000 in 2000. At December 31, 2002 and 2001, capitalized costs on development properties including housing inventories totaled $18,635,000 and $17,626,000, respectively. Expenditures which significantly increase the value and are directly identified with a specific project are capitalized.

At December 31, 2002, land held for sale consists of 13,789 acres with a book value of $645,000. Land held for sale will be disposed of in an orderly fashion, however, it is anticipated that the disposal of such properties may extend beyond the year 2003. The Company is also exploring the sale of these properties as a whole to a third party.

It is the Company's practice to evaluate environmental liabilities associated with the Company's properties. Heartland monitors the potential exposure to environmental costs on a regular basis and has recorded a liability in the amount of $4,000,000 at December 31, 2002 and $4,066,000 at December 31, 2001
for possible environmental liabilities, including remediation, legal and consulting fees. A reserve is established with regard to potential environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is determined independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated, but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then a reserve in the minimum amount of the range is accrued. If the Company were to use a different approach, the reserve could be materially higher. Estimates can be affected by various uncertainties including future changes in technology, changes in regulations or requirements of local governmental authorities, third party claims, the scope and cost to be performed at each site, the portion of costs that may be shared and the timing of the remediation work. At December 31, 2002, there is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is unable to determine whether environmental liabilities which management is unable to reasonably estimate will or will not have a material effect on Heartland's results of operations or financial condition. As additional information becomes available, the Company will reassess its reserves which may then be modified and related charges/credits against earnings may then be made.

In addition, Heartland has established an allowance for resolution of non-environmental claims of $50,000 and $271,000 at December 31, 2002 and 2001, respectively, related to certain unresolved claims that were transferred to CMC as part of a conveyance of certain real properties at the time of formation of the partnership.

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

Notwithstanding, at December 31, 2002, there is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is unable to determine whether environmental liabilities which management is unable to reasonably estimate will or will not have a material effect on Heartland's results of operations or financial condition.

At December 31, 2002, HTI owed Heartland and CMC approximately $8,464,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B Interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is negotiating with PG Oldco, Inc. a settlement of this matter. The settlement is likely to involve CMC buying the PG Oldco, Inc. notes for approximately $1,250,000. Heartland has recorded an allowance of approximately $133,000 on the note receivable balance of $8,464,000 based on the proposed terms of the settlement of approximately $1,250,000 and the December 31, 2002 Class B Interest capital account balance of $9,584,000.

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. As of December 31, 2002, the Company has a line of credit with LaSalle National Bank ("LNB") in the amount of $3,850,000. Heartland has also granted LNB, as collateral for the line of credit, a first lien on certain parcels of land in Chicago, Illinois. The net worth requirement for the line of credit is $5,500,000. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (5.75% at December 31, 2002). The line of credit will mature on March 31, 2003. At December 31, 2002 and 2001, $3,850,000 and $3,500,000, respectively, had been advanced to Heartland by LNB against the line of credit. On February 11, 2003, the Company closed on the sale of approximately 3.4 acres of land in Chicago, Illinois at a price of $9,850,000. At that time the outstanding LNB line of credit balance of $3,850,000 was paid in full.

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

At December 31, 2002 the Company had capital and operating lease obligations of the following:

                             2003         2004         2005        Total
                          ----------   ----------   ----------   ----------
Capital leases            $   25,000   $       --   $       --   $   25,000

Operating leases              20,000        9,000        3,000       32,000

Model home rent - two
officers of Heartland         79,000       20,000           --       99,000
                          ----------   ----------   ----------   ----------

Total                     $  124,000   $   29,000   $    3,000   $  156,000
                          ==========   ==========   ==========   ==========

Results of Operations

For the year ended December 31, 2002, operations resulted in a net loss of ($1,058,000) or ($0.50) per Class A Unit. Operations for the years ended December 31, 2001 and 2000 resulted in a net income of $5,358,000 and $9,844,000 or $2.48 and $2.76 per Class A Unit, respectively.

The differences in net loss in 2002 compared to the net income in 2001 and in net income in 2001 compared to the net income in 2000 of $6,416,000 and $4,486,000, respectively, are primarily due to a decrease in sales volume for those years.

Total operating expenses for 2002 were $3,706,000 compared to $6,137,000 for 2001 and $6,961,000 for 2000. The decrease of $2,431,000 in 2002 compared to
2001 is primarily due to decreased selling expenses of $2,744,000 offset by an increase in bad debt expense of $449,000. The decrease of $824,000 in 2001 compared to 2000 is primarily due to decreased general and administrative expenses of $471,000.

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

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of December 31, 2002, Heartland's total consolidated indebtedness was $8,282,000. This amount is due within one year from January 1, 2003. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future results of operations. Management does not have any intention to abandon any projects.

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at December 31, 2002 is $8,282,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at prime or the prime rate plus 1.50% and at a fixed rate of 7.5%. (See Note 4 to the Consolidated Financial Statements.) An adverse change of 1.00% in the prime rate would increase the yearly interest incurred by approximately $83,000.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

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

                                     PART II

Item 8.   Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners and Unitholders of Heartland Partners, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 75, present fairly, in all material respects, the financial position of Heartland Partners, L.P. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 75, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 5, 2003

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                               December 31,         December 31,
                                                                   2002                 2001
                                                             -----------------    -----------------
Assets:
Cash                                                         $             709    $             103
Restricted cash                                                             42                1,196
Accounts receivable (net of allowance of $316 and $0
  at December 31, 2002 and 2001)                                           696                  430
Due from affiliate (net of allowance of $133 and $0 at
  December 31, 2002 and 2001)                                            8,331                8,186
Prepaid and other assets                                                   378                  138
Investment in joint venture                                                 --                  166
                                                             -----------------    -----------------
       Total                                                            10,156               10,219
                                                             -----------------    -----------------

Property:
Land                                                                     1,072                1,072
Buildings and improvements                                                 634                1,630
  Less accumulated depreciation                                            213                1,144
                                                             -----------------    -----------------
Net land, buildings and improvements                                     1,493                1,558
Land held for sale                                                         645                  723
Housing inventories                                                      7,671               10,847
Land held for development                                                4,807                4,807
Capitalized predevelopment costs                                        14,083               10,266
                                                             -----------------    -----------------
       Net properties                                                   28,699               28,201
                                                             -----------------    -----------------

Total assets                                                 $          38,855    $          38,420
                                                             =================    =================

Liabilities:
Notes payable                                                $           8,282    $           6,746
Accounts payable and accrued
  expenses                                                               3,193                2,625
Cash overdraft                                                              --                  278
Accrued real estate taxes                                                  789                  817
Allowance for claims and liabilities                                     4,050                4,337
Unearned rents and deferred income                                       1,429                1,530
Other liabilities                                                        2,150                2,027
                                                             -----------------    -----------------
       Total liabilities                                                19,893               18,360
                                                             -----------------    -----------------

Partners' capital:
General Partner                                                             70                   81
Class A Limited Partners - 2,142 units
  authorized and issued and  2,092 outstanding at
  December 31, 2002 and 2,095 at December 31, 2001                       9,308               10,390
Class B Limited Partner                                                  9,584                9,589
                                                             -----------------    -----------------
       Total partners' capital                                          18,962               20,060
                                                             -----------------    -----------------

Total liabilities and partners' capital                      $          38,855    $          38,420
                                                             =================    =================


          See accompanying notes to Consolidated Financial Statements.

                            HEARTLAND PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands, except for per unit data)


                                               For the Years Ended December 31,

                                                  2002                2001
                                               ----------          ----------
Income:
Property sales                                 $    6,766          $   30,471
Less: Cost of property sales                        5,515              19,908
                                               ----------          ----------

Gross profit on property sales                      1,251              10,563
                                               ----------          ----------

Operating Expenses:
Selling expenses                                    1,177               3,921
General and administrative
  expenses                                          2,161               1,888
Bad debt expense                                      449                  --
Real estate taxes                                     157                 225
Environmental expenses and other charges             (238)                103
                                               ----------          ----------

Total operating expenses                            3,706               6,137
                                               ----------          ----------

Operating (loss) income                            (2,455)              4,426

Other Income and (Expenses):
Portfolio income                                      308               1,176
Rental income                                         368                 378
Other income                                        1,199                 122
Depreciation                                          (65)               (319)
Management fee                                       (413)               (425)
                                               ----------          ----------

Total other income                                  1,397                 932
                                               ----------          ----------

Net (loss) income                              $   (1,058)         $    5,358
                                               ==========          ==========

Net (loss) income allocated to
  General partner                              $      (11)         $       54
                                               ==========          ==========
Net (loss) income allocated to
  Class B limited partner                      $       (5)         $       26
                                               ==========          ==========
Net (loss) income allocated to
  Class A limited partners                     $   (1,042)         $    5,278
                                               ==========          ==========
Net (loss) income per Class A
  Limited partnership unit                     $    (0.50)         $     2.48
                                               ==========          ==========
Weighted average number of Class A limited
  partnership units outstanding                     2,093               2,127
                                               ==========          ==========



         See accompanying notes to Consolidated Financial Statements.

                            HEARTLAND PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (amounts in thousands)


                                                     For the Years ended December 31, 2002 and 2001

                                                                 Class A        Class B
                                                  General        Limited        Limited
                                                  Partner        Partners       Partner         Total
                                                 ----------     ----------     ----------     ----------
Balance at December 31, 2000                     $       27     $    5,906     $    9,563     $   15,496

Net income                                               54          5,278             26          5,358

Redemption of Class A Limited Partners units             --           (794)            --           (794)
                                                 ----------     ----------     ----------     ----------

Balance at December 31, 2001                             81         10,390          9,589         20,060
                                                 ----------     ----------     ----------     ----------

Net loss                                                (11)        (1,042)            (5)        (1,058)

Redemption of Class A Limited Partners units             --            (40)            --            (40)
                                                 ----------     ----------     ----------     ----------

Balance at December 31, 2002                     $       70     $    9,308     $    9,584     $   18,962
                                                 ==========     ==========     ==========     ==========


          See accompanying notes to Consolidated Financial Statements.

                            HEARTLAND PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                  For the Years Ended
                                                                                      December 31,
                                                                                   2002          2001
                                                                                ----------    ----------
Cash Flow from Operating Activities:
Net (loss) income                                                               $   (1,058)   $     5,358
Adjustments reconciling net (loss) income to net cash (used in) provided by operating activities:
Allowances for bad debts                                                               449            --
Equity in loss of joint venture                                                         --           136
Gain on sale of joint venture                                                       (1,137)           --
Write off of Kinzie Station fixed assets                                                --           688
Depreciation                                                                            65           319
Net change in allowance for claims and liabilities                                    (287)         (141)
Net change in assets and liabilities:
 (Increase) decrease in accounts receivable                                           (582)          152
  Decrease in housing inventories, net                                               3,176         9,507
  Decrease in land held for sale                                                        78            17
  Decrease in land held for development                                                 --           690
  Increase in capitalized predevelopment costs, net                                 (3,817)         (487)
  Increase (decrease) in accounts payable and accrued liabilities                      568        (4,642)
  Net change in other assets and liabilities                                           254        (1,153)
                                                                                ----------    ----------

Net cash (used in) provided by operating activities                                 (2,291)       10,444
                                                                                ----------    ----------

Cash Flow from Investing Activities:
Additions to land, building and other, net                                              --           (19)
Increase in note receivable from affiliate                                            (278)       (3,605)
Distributions received from joint venture                                              158            75
Proceeds from sale of joint venture, net                                               645            --
                                                                                ----------    ----------

Net cash provided by (used in) investing activities                                    525        (3,549)
                                                                                ----------    ----------

Cash Flow from Financing Activities:
Advances on notes payable                                                            6,521         7,500
Payoffs on notes payable                                                            (4,985)      (15,429)
Redemption of Class A Limited Partner units                                            (40)         (794)
Decrease in restricted cash                                                          1,154         1,503
(Decrease) increase in cash overdraft                                                 (278)          278
                                                                                ----------    ----------

Net cash provided by (used in) financing activities                                  2,372        (6,942)
                                                                                ----------    ----------

Net increase (decrease) in cash                                                        606           (47)

Cash at beginning of period                                                            103           150
                                                                                ----------    ----------

Cash at end of period                                                           $      709    $      103
                                                                                ==========    ==========

Non-cash Activities:
Write off of buildings and improvements and the related
  accumulated depreciation                                                      $      996    $       --
                                                                                ==========    ==========

Note received from sale of joint venture                                        $      500    $       --
                                                                                ==========    ==========

          See accompanying notes to Consolidated Financial Statements.

                            Heartland Partners, L.P.
                   Notes to Consolidated Financial Statements
                      For the year ended December 31, 2002


1. Organization

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. At December 31, 2002, CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by HTI Interests, LLC ("HTII"). HTII is the General Partner of Heartland, (in such capacity, the "General Partner"). HTII is a Delaware limited liability company, owned 99.9% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company and .1% by HTI Principals, Inc., a Delaware corporation, owned by four former directors of HTI's Board of Directors and a current director of HTI.

The following table sets forth various entities formed by the Company since its inception, date and purpose of formation, development location and Ownership:



                                                          YEAR
COMPANY                                                   FORMED   BUSINESS PURPOSE
---------------------------------------------------       ------   ----------------------------------------------------------------
Heartland Development Corporation         ("HDC")          1993    General Partner of CMC Heartland Partners I, Limited Partnership
CMC Heartland Partners I, Limited         ("CMCLP")        1993    Owned Bloomfield development
 Partnership
CMC Heartland Partners I, LLC             ("CMCI")         1998    Owns Kinzie Station Phase II
CMC Heartland Partners II, LLC            ("CMCII")        1997    Owned the Goose Island Industrial Park joint venture
CMC Heartland Partners III, LLC           ("CMCIII")       1997    Owns Kinzie Station Phase I
CMC Heartland Partners IV, LLC            ("CMCIV")        1998    Developing approximately 177 acres in Fife, Washington
CMC Heartland Partners V, LLC             ("CMCV")         1996    Owned lots and homes in Osprey Cove
CMC Heartland Partners VI, LLC            ("CMCVI")        1997    To acquire and hold future acquisitions
CMC Heartland Partners VII, LLC           ("CMCVII")       1997    Owns lots and homes in the Longleaf Country Club
CMC Heartland Partners VIII, LLC          ("CMCVIII")      1998    To acquire and hold future acquisitions
Lifestyle Construction Company,Inc.       ("LCC")          1998    Serves as the general contractor in North Carolina
Lifestyle Communities, Ltd.               ("LCL")          1996    Serves as the exclusive sales agent in the
                                                                     Longleaf development


                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


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

Heartland's partnership agreement provides generally that Heartland's net income
(loss) will be allocated 1% to the General Partner, 98.5% to the Class A limited partners (the "Unitholders") and 0.5% to the Class B limited partner ("Class B Interest"). In addition, the partnership agreement provides that certain items of deduction, loss, income and gain may be specially allocated to the Unitholders, the Class B Interest or the General Partner. Also, the partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their capital account such net loss shall be allocated only among partners having positive balances in their capital account.

Subject to the limitations described in the preceding paragraph, the General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the Class B Interest and 1% to the General Partner. Liquidating distributions, upon dissolution of the partnership, are made pro rata to each partner in accordance with its positive Capital Account balance after certain adjustments set out in the Partnership agreement. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month. No cash distributions were made in 2002 or 2001.

On August 22, 2001, Heartland announced that it had been authorized by its General Partner to purchase up to 50,000 of its outstanding Class A partnership units. As of December 31, 2002 and 2001, the Company had repurchased 50,000 and 47,360 Class A partnership units at a total cost of $834,000 and $794,000, respectively. These repurchases are shown as a reduction of Partners' Capital.

As of December 31, 2002 and 2001, Heartland and CMC had loaned HTI an aggregate of $8,464,000 and $8,186,000, respectively. The loans are collateralized by a security interest in the Class B Interest and bear interest at 13%. The Company has also received as compensation for the loans a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock is now trading in the over-the-counter market (due to being delisted from the American Stock Exchange) at less than $.01 per share at December 31, 2002. The initial terms of the loan were based on the collateral of the Class B Interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

At December 31, 2002 and 2001, HTI owed Heartland and CMC approximately $8,464,000 and $8,186,000, respectively. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B Interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is negotiating with PG Oldco, Inc. a settlement of this matter. The settlement is likely to involve CMC buying the PG Oldco, Inc. notes for approximately $1,250,000. Heartland has recorded an allowance of approximately $133,000 on the note receivable balance of $8,464,000 based on the proposed terms of the settlement of approximately $1,250,000 and the December 31, 2002 Class B Interest capital account balance of $9,584,000.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


At December 31, 2002, land held for sale consisted of approximately 13,789 acres of scattered land parcels. The book value of this inventory is approximately $645,000. States in which large land holdings are located are Illinois, Iowa, Minnesota, Montana, North Dakota, South Dakota, Washington, and Wisconsin. The remaining acreage is located in Idaho, Indiana, Michigan and Missouri. Most of the properties are former railroad rights-of-way, located in rural areas, comprised of long strips of land approximately 100 feet in width. Also included in these scattered land parcels are former station grounds and rail yards. The land is typically unimproved. Some of the properties are improved with structures (such as grain elevators and sheds) erected and owned by lessees. Other properties are improved with Heartland-owned buildings that are of little or no value. The Company has the right to sell easements for fiber optic lines along or across 83 miles of rail right of way running from downtown Chicago west to Elgin and northwest to Fox Lake, Illinois. The Company receives 2/3 of the proceeds of any sale.

At December 31, 2002, property available for sale and development, including housing inventories, consisted of 10 sites comprising approximately 518 acres. The book value of this land is approximately $7,925,000 or an average of $15,300 per acre. Heartland reviews these properties to determine whether to hold, develop, either solely or with a third party joint venture or sell them. Heartland's objective for these properties is to maximize Unitholder value over a period of years.

Heartland has a 1.23 acre site in Chicago, Illinois known as Kinzie Station Phase I that is complete. Phase I consists of 163 units in a Tower and 24 units in a Plaza Building. Kinzie Station Phase II is a 1.45 acre site adjacent to Phase I on which the Company has zoning to construct a 267 unit residential tower building. Heartland is also selling and building single family homes in the Longleaf Country Club in Southern Pines, North Carolina.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $316,000 and $0 as of December 31, 2002 and 2001, respectively.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


Unearned Rents and Deferred Income

Unearned rents and deferred income are cash received from unrelated outside parties for the rental of certain parcels of land or land easements owned by the Company for periods of 20 to 25 years. The amounts received are being amortized over each agreement's rental period.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the Company's notes payable approximate fair value at December 31, 2002 and 2001 due to the short duration and variable nature of the financial instruments.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in the preparation of the financial statements include the value of the Class B Interest which represents the collateral of the Heartland Technology, Inc. note receivable owed to the Company and CMC, estimated costs to complete long term development projects, the collectability of the Mr. Jacobson, former President and Chief Executive Officer of CMC, note and interest receivable, estimated bad debt expense, the recoverability of the total cost of properties and the estimates used in determining the Company's environmental liabilities. Actual results could differ from those estimates.

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

Heartland's assets are carried at historical cost. At December 31, 2002 and 2001, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


Segment Reporting

The Company does not report by business segment since the land held for sale revenues and expenses are not material to the Company's overall business operations.

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

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances, such as a condemnation proceeding being brought by a governmental agency against the Company or the discovery of an environmental liability related to a particular site, indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss, the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property. No event occurred during the years 2002 and 2001 that resulted in an impairment loss being recognized.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the years 2002 and 2001 that resulted in an impairment loss being recognized.

Housing inventories (including completed model homes) consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost, which is not in excess of fair value. Land, land development and indirect costs are allocated to cost of sales on the basis of units closed in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units closed for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value less the cost to dispose of the inventories, is less than the capitalized costs. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value. No event occurred during the years 2002 and 2001 that resulted in an impairment loss being recognized.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


Housing inventories consisted of the following at December 31, 2002 and 2001 (amounts in thousands):

                                       2002         2001
                                    ----------   ----------

Land under development              $    3,118   $    3,487

Direct construction costs                1,405        4,117

Capitalized project costs                3,148        3,243
                                    ----------   ----------
   Total                            $    7,671   $   10,847
                                    ==========   ==========


3. Restricted Cash

The total restricted cash at December 31, 2002 and 2001 was $42,000 and $1,196,000, respectively. At December 31, 2002 and 2001, CMC has a line of credit agreement in the amount of $3,850,000 and $5,000,000, respectively, with LaSalle National Bank ("LNB") pursuant to which CMC had pledged cash in the amount of $1,150,000 as an interest reserve. This interest reserve was released to the Company on April 30, 2002. Restricted cash also includes purchasers' earnest money escrow deposits of $42,000 and $46,000 at December 31, 2002 and 2001, respectively.

4. Investment in Joint Venture

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, formed a joint venture which developed approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. As of December 31, 2002 and 2001, the buildings had been built and leases had been signed for all of the 265,000 square feet. The investment had a carrying value of $166,000 as of December 31, 2001. The Company sold its interest in the joint venture to its partners on October 22, 2002 for a price of $1,250,000 and the assumption by its partners of Heartland's share of the joint venture liabilities. At the time of closing, Heartland received $750,000 and is expected to receive the remaining $500,000 on October 22, 2003. As security for the $500,000 note, the remaining joint venture partners have pledged their interests in the joint venture.

5. Notes Payable

At December 31, 2002, CMC has a line of credit agreement in the amount of $3,850,000 with LNB. The net worth requirement per the line of credit agreement is $5,500,000. Heartland, as collateral, has granted LNB a first lien on certain parcels of land in Chicago, Illinois which have a carry value of $5,304,000 at December 31, 2002. At December 31, 2001, CMC had a line of credit agreement in the amount of $5,000,000 with LNB, pursuant to which CMC pledged cash in the amount of $1,150,000 as an interest reserve. Heartland had pledged as additional collateral its interest in the Goose Island Joint Venture which had a carrying value of $166,000 as of December 31, 2001. Also, at December 31, 2001, pursuant to the line of credit agreement, Heartland had granted LNB a first lien on certain parcels of land in Chicago, Illinois, Milwaukee, Wisconsin and Fife, Washington which had carrying values of $4,594,000, $5,799,000 and $5,063,000, respectively. Advances against the line of credit bear interest at the prime rate of LNB plus 1.5% (5.75% at December 31, 2002). The line of credit matures March 31, 2003. At December 31, 2002 and 2001, $3,850,000 and $3,500,000,
respectively, had been advanced to the Company by LNB against the line of credit. On February 11, 2003, the Company closed on the sale of approximately
3.4 acres of land in Chicago, Illinois at a price of $9,850,000. At that time the outstanding LNB line of credit balance of $3,850,000 was paid in full.

At Osprey Cove in St. Marys, Georgia, the First National Bank of St. Marys in Georgia had made two loans on two homes totaling $388,000 to the Company. The carrying value of these two homes was $512,000 at December 31, 2001. The loans would have matured on November 7, 2002 and July 5, 2002, respectively. The loans interest rate was 7%. At December 31, 2001, $388,000 had been advanced to Heartland on the two loans. As of March 19, 2002, these two loans were paid in full.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


As of December 8, 2000, Heartland had obtained an agreement for a $3,000,000 revolving line of credit for the construction of homes in Longleaf with Bank One of Illinois ("Bank One"). Also, on December 8, 2000, Heartland executed loan documents borrowing an additional $250,000 to purchase the remaining lots owned by the developer of Longleaf. This $250,000 was the first payment related to certain liabilities assumed by the Company in accordance with a purchase agreement executed on December 12, 2000. The revolving line of credit and $250,000 loan mature April 12, 2003 and bear interest at the prime rate (4.25% at December 31, 2002). At December 31, 2002, $932,000 had been advanced by Bank One to Heartland on the revolving line of credit. The $250,000 loan was paid in full on October 4, 2002. The carrying value of the collateral for the revolving line of credit is $2,290,000 at December 31, 2002. At December 31, 2001, $1,358,000 had been advanced by Bank One to Heartland on these two loans. The carrying value of the collateral for both these loans at December 31, 2001 was $2,938,000. The Company is currently in negotiations with Bank One to extend the maturity date of the revolving line of credit.

On October 20, 1999, the Company executed loan documents with Bank One for a loan of $5,250,000 to construct the Kinzie Station Plaza building. The loan was collateralized by real estate contained in the project. On January 30, 2001, the final principal and interest payment was made on the $5,250,000 Kinzie Station Plaza building loan. On February 23, 2001, the Company amended this loan agreement with Bank One, and borrowed an additional $3,000,000, of which $1,500,000 was outstanding at December 31, 2001, and changed the maturity date of the loan to February 23, 2002. The maturity date of this loan was extended to December 31, 2002. This loan was paid in full on December 17, 2002. The loan's interest rate was the prime rate (4.25% at December 31, 2002).

On August 22, 2002, Heartland executed documents for a loan of $4,000,000 from Bank One. As collateral for this loan, the Company pledged the Fife, Washington property. The loan bears interest at the prime rate plus 1% (5.25% at December 31, 2002), and matures May 1, 2003. From the $4,000,000 loan, the Company paid LNB $1,500,000, which reduced the LNB line of credit principal balance from $5,350,000 to $3,850,000. At that time, Bank One reserved $500,000 to pay future environmental costs if needed. Also, on August 22, 2002, the Company cross collateralized the Kinzie Station Phase I Bank One loan, which was paid in full on December 17, 2002, with the Fife, Washington property. The outstanding loan balance is $3,500,000 at December 31, 2002. The Company is currently in negotiations with Bank One to extend the maturity date of the loan.

During the years ended December 31, 2002 and 2001, the Company incurred and paid interest on loans in the amount of $542,000 and $1,028,000, of which $542,000 and $837,000 was capitalized, respectively.

As of December 31, 2002 and 2001, Heartland's total consolidated indebtedness was $8,282,000 and $6,746,000, respectively. These amounts are due within one year from January 1, 2003 and 2002, respectively. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future financial condition and results of operations. Management does not intend to abandon any projects.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


6. Recognition and Measurement of Environmental Liabilities

It is Heartland's practice to evaluate environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then an allowance in the minimum amount of the range is established. If the Company were to use a different approach, the reserve could be materially higher. Estimates can be affected by various uncertainties including future changes in technology, changes in regulations or requirements of local governmental authorities, third party claims, the scope and cost to be performed at each site, the portion of costs that may be shared and the timing of the remediation work. Environmental costs which are incurred in connection with Heartland's development activities are expensed or capitalized as appropriate. (See Note 9.)

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

At December 31, 2002, there is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is unable to determine whether environmental liabilities which management is unable to reasonably estimate may or may not have a significant adverse effect on Heartland's financial condition or results of operations.

7. Related Party Transactions

Heartland has a management agreement with HTII pursuant to which Heartland is required to pay HTII an annual management fee in the amount of $413,000 for the year 2002. The management fee for the year 2001 of $425,000 was accrued as an expense and reduced the amount owed Heartland and CMC by HTI. The management agreement terminates on June 27, 2005. The management fee for the first five months of 2002 of $172,000 has been offset against the amounts owed Heartland and CMC by HTI. The Company paid the June to December, 2002 management fee of $241,000. As of December 31, 2002, the Company has prepaid $58,000 of the year 2003 management fee of $413,000.

Under a management services agreement, HTI was reimbursing CMC for reasonable and necessary costs and expenses for services. These totaled approximately $179,000 and $837,000 for the years ended December 31, 2002 and 2001, respectively. Effective April 1, 2002, CMC stopped the accrual of interest on the outstanding note receivable balance and the reimbursement of management services. If these amounts had been accrued for the period April 1, 2002 to December 31, 2002 (nine months), they would have been approximately $871,000 in interest and approximately $121,000 for reasonable and necessary costs and expenses for services. Heartland stopped this accrual on April 1, 2002 because of the uncertainty related to the competing interests in the Collateral (see
Note 1 to the Consolidated Financial Statements and the next paragraph) and the uncertainty concerning the continued existence of HTI as a going concern. HTI's stock is now trading in the over-the-counter market (due to being delisted from the American Stock Exchange) at less than $.01 per share as of December 31, 2002. Heartland and CMC also made loans to HTI. HTI owed the Company and CMC, in the aggregate, $8,464,000 and $8,186,000 as of December 31, 2002 and December 31, 2001, respectively, related to these expenses and loans. On December 29, 2000, HTI executed a line of credit promissory note that is due on demand, payable to Heartland and CMC in the amount of $6,000,000. At that time,

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


HTI granted the Company a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. On May 11, 2001, HTI executed an additional line of credit promissory note in the amount of $1,000,000. On July 3, 2001, the $1,000,000 promissory note was cancelled and a replacement line of credit promissory note in the amount of $1,500,000 was executed. On October 11, 2001, the $1,500,000 line of credit promissory note was cancelled and a replacement line of credit promissory note in the amount of $2,000,000 was executed. The line of credit promissory notes bear interest at 13%. The total principal amount of the two line of credit promissory notes is $8,000,000. As collateral for these two notes, HTI Class B, LLC pledged, on December 14, 2000, to Heartland a senior lien and a senior security interest in the Heartland Class B Limited Partnership Interest owned by HTI Class B, LLC.

At December 31, 2002 and 2001, HTI owed Heartland and CMC approximately $8,464,000 and $8,186,000, respectively. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B Interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement (the "Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is negotiating with PG Oldco, Inc. a settlement of this matter. The settlement is likely to involve CMC buying the PG Oldco, Inc. notes for approximately $1,250,000. Heartland has recorded an allowance of approximately $133,000 on the note receivable balance of $8,464,000 based on the proposed terms of the settlement of approximately $1,250,000 and the December 31, 2002 Class B Interest capital account balance of $9,584,000.

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

8. Leases

Heartland is a lessor under numerous property operating lease arrangements with varying lease terms. The majority of the leases are cancelable by either party upon thirty to sixty days notice and provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes, maintain insurance and maintain the condition of the property. Heartland has a lease on a parcel of land in Chicago, Illinois which accounts for over half of Heartland's annual rental income. The land had a net carrying value of $1,072,000 at December 31, 2002 and 2001.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


Heartland leases equipment under various capital and operating leases. Future minimum lease commitments under non-cancellable capital and operating leases are as follows:

                             2003        2004        2005        Total
                          ----------  ----------  -----------  ----------
Capital leases            $   25,000  $       --  $        --  $   25,000

Operating leases              20,000       9,000        3,000      32,000

Model home rent-two
officers of Heartland         79,000      20,000           --      99,000
                          ----------  ----------  -----------  ----------
Total                     $  124,000  $   29,000  $     3,000  $  156,000
                          ==========  ==========  ===========  ==========

Rent expense for the years ended December 31, 2002 and 2001 was $109,000 and $165,000, respectively.

9. Legal Proceedings and Contingencies

At December 31, 2002 and 2001, Heartland's allowance for claims and liabilities was approximately $4,050,000 and $4,337,000, respectively. During the years ended December 31, 2002 and 2001, ($238,000) and $103,000, respectively, were recorded as environmental expenses and other charges in respect to environmental matters. Significant legal matters are discussed below.

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

On October 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified December 19, 2002 in which the Port released all claims and the Company agreed either to, (a) pay $1,100,000 on or before December 31, 2003, plus interest quarterly from January 1, 1999, or (b) to convey to the Port real property to be agreed upon at a later date. At December 31, 2002 and 2001, Heartland's allowance for claims and liabilities for this site was $1,110,000. At December 31, 2002 and 2001, interest owed to the Port had been paid to date.

The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


Wheeler Pit, Janesville, Wisconsin

In November, 1995, the Company settled a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. At December 31, 2002 and 2001, Heartland's allowance for claims and liabilities for this site is $241,000 and $212,000, respectively.

Milwaukee, Wisconsin

On December 2, 2000, the Redevelopment Authority of the City of Milwaukee ("RACM") filed suit in Milwaukee County Circuit Court to obtain access to appraise, survey and conduct environmental and geo-technical investigations on certain property owned by the Company adjacent to the Milwaukee Brewers baseball stadium in furtherance of RACM's efforts to acquire the property by condemnation. The Company and RACM entered into an agreement under which RACM would perform, at RACM's cost, limited investigations and provide the results to Heartland. That work was concluded and the suit filed by RACM was dismissed effective June 28, 2002.

In February, 2002, the Company filed suit against the Southeast Wisconsin Professional Baseball District (the "District") in Milwaukee County Circuit Court to enforce a provision of a contract between the District and Heartland providing for the construction of an additional two lane bridge to the Company's Menomonee Valley project.

Other Environmental Matters

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

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Company's predecessor. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with DEQ in April, 1997. While DEQ has not formally changed its position, DEQ has not elected to file suit. Since the Company cannot determine if it is probable that a liability has been incurred and that the amount of any potential liability cannot be reasonably estimated, management is not able to express an opinion at this time whether the cost of the defense of this liability or the environmental exposure in the event of the Company's liability will or will not be material.

At eleven separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

The Company has an interest in property at Moses Lake, Washington previously owned and used by the United States government as an Air Force base. A portion of the Company's property is located over a well field which was placed on the national priority list in October, 1992. Sampling by the Army Corps of Engineers has indicated the presence of various regulated materials, primarily in the groundwater, which were most likely released as a result of military or other third party operations. The Company has not been named as a potentially responsible party. An unrelated party acquired title to the property at a tax foreclosure sale in November, 2002.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


Environmental sampling in 1995, at a 4.99 acre parcel in Minneapolis, Minnesota, disclosed that the parcel was impacted by releases of regulated materials from the 1960s operations of former lessees. The Company continues to investigate the environmental condition of the property on a voluntary basis under the direction of the Minnesota Department of Agriculture. The Company filed suit against the former lessees of the site in the United States District Court for the District of Minnesota in July, 2002. At December 31, 2002 and 2001, Heartland's aggregate allowance for claims and liabilities for this site is $2,330,000 and $2,325,000, respectively.

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

Edwin Jacobson Litigation

On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or board members. One of the lawsuits alleges CMC violated the terms of his employment contract and the officers and/or board members interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages. Mr. Jacobson also asked the court to reinstate his contract and to enjoin the Company from selling property or making distributions to Unitholders until it has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit is for defamation. He alleges he was defamed by statements in a Company press release advising investors of various pending business transactions and describing Heartland's termination of his contract. He is seeking $1,000,000 in compensatory damages and $5,000,000 in punitive damages. Edwin Jacobson v. CMC Heartland Partners et al., Case No. 02 CH 15160, consolidated with Case No. 02 L 010591, Circuit Court of Cook County, Illinois. On October 24, 2002, the Company filed motions to dismiss the lawsuits. On January 3, 2003, Mr. Jacobson filed amended complaints alleging the same and seeking the same relief. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. CMC is vigorously defending itself and, in the opinion of management, has good defenses against the lawsuits as its actions were consistent with its duties and in conformance with the law. The Company has not recorded an allowance related to these actions because at this time it cannot be determined if it is probable that a liability has been incurred and the amount of any possible liability cannot be determined.

The Company is also subject to other suits and claims which have arisen in the ordinary course of business. In the opinion of management, reasonably possible losses from these matters should not be material to the Company's results of operations or financial condition.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


10.   Compensation and Benefits

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement is from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. The phantom Units awarded under the incentive compensation plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense has been recognized in the consolidated statements of operations for the year ended December 31, 2002. Compensation expense will be recognized when the amount of the underlying distribution is probable and estimable.

The former President and Chief Executive Officer of CMC, Edwin Jacobson, who was removed from his position on February 25, 2002, has received from January 1, 2000 to February 28, 2002 incentive payments equal to 1/2% of the net proceeds from sales of certain real estate after deducting any debt obligations, closing costs and real estate brokers commission. On October 17, 2000, an amendment to his former employment agreement authorized CMC to deduct from any incentive payment made to him 40% of that payment and apply it to his outstanding note due to CMC. As of February 28, 2002, $170,000 had been accrued as compensation expense under this plan, of which $102,000 has been paid to Mr. Jacobson and $68,000 was applied to his outstanding loan (described below). On October 18, 2000, Mr. Jacobson borrowed $375,000 from CMC, of which approximately $307,000 remains outstanding at December 31, 2002 and is included as part of accounts receivable at December 31, 2002. The note was due October 17, 2005, and interest was payable quarterly at the rate of 11% per year. The interest due for the period April 1, 2002 to June 30, 2002 of approximately $9,000 has not been paid. Mr. Jacobson is in default according to the terms of the note. The Company has demanded payment from Mr. Jacobson of all interest and principal due according to the terms of the note and on February 28, 2003 filed suit against him in the Superior Court of the State of Delaware for payment in full of all principal and accrued interest owed CMC. In the Company's opinion, the collectability of the note receivable and accrued interest owed, $307,000 and $9,000, respectively, is uncertain at this time. Effective June 30, 2002, the Company stopped accruing interest on the note receivable. Also, an allowance of $316,000 has been recorded as a bad debt expense in the consolidated financial statements, for the year ending December 31, 2002, to reflect this uncertainty. Mr Jacobson continued to receive his salary from CMC until May 17, 2002. At that time, HTII removed Mr. Jacobson from the Board of Managers of HTII and CMC and stopped making payments under his employment contract based on the Board's concern that he had not operated the Company's business properly and that there existed conflicts between the interests of Heartland, HTI and Mr. Jacobson's personal interests in each. On August 19, 2002, Mr. Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or board members. One of the lawsuits alleges CMC violated the terms of his employment contract and that the officers and/or board members interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages. Mr. Jacobson also asked the court to reinstate his contract and to enjoin the Company from selling property or making distributions to Unitholders until it has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit is for defamation. He alleges he was defamed by statements in a Company press release advising investors of various pending business transactions and describing Heartland's termination of his contract. He is seeking $1,000,000 in compensatory damages and $5,000,000 in punitive damages. Edwin Jacobson v. CMC Heartland Partners et al., Case No. 02 CH 15160, consolidated with Case No. 02 L 010591, Circuit Court of Cook County, Illinois. On October 24, 2002, the Company filed motions to dismiss the lawsuits. On January 3, 2003, Mr. Jacobson filed amended complaints alleging the same and seeking the same relief. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. CMC is vigorously defending itself and, in the opinion of management, has good defenses against the lawsuits as its actions were consistent with its duties and in conformance with the law. The Company has not recorded an allowance related to these actions because at this time it cannot be determined if it is probable that a liability has been incurred and the amount of any possible liability cannot be determined.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan were computed by multiplying the following percentages (3% for the year 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. Effective December 31, 2001, the CMC Plan was amended to vest benefits earned under the CMC Plan as of December 31, 2001 and provides that earned benefits shall be paid at the time of a cash distribution to the Unitholders. The CMC Plan was then terminated effective December 31, 2001. The aggregate benefits payable under the Sales Plan were computed by multiplying 3% for the year 2001 by the net proceeds from the sale of certain real estate during that year. As of December 31, 2002, $973,000 had been accrued as compensation expense under the plans of which $335,000 has been paid to the officers by the Company.

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Three officers of the Company are eligible for benefits under the 2002 CMC Plan. As of December 31, 2002, $39,000 has been accrued as compensation expense under the 2002 CMC Plan of which $22,000 has been paid to one of the three officers. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units payable at the time of any distributions to the Unitholders. The phantom Units awarded under the CMC Plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense related to these phantom Units has been recognized in the consolidated statements of operations for the year ended December 31, 2002. Compensation expense will be recognized when the amount of the underlying distribution is probable and estimable.

11. Subsequent Events

On February 11, 2003, the Company closed on the sale of approximately 3.4 acres of land in Chicago, Illinois at a price of $9,850,000. At that time the outstanding LNB line of credit balance of $3,850,000 was paid in full.

                                                                   SCHEDULE II
                            HEARTLAND PARTNERS, L.P.
                        VALUATION AND QUALIFYING ACCOUNTS
                 For The Years Ended December 31, 2002 and 2001
                             (amounts in thousands)

                                                  Additions
                                     Balance at   charged                   Balance
                                     Beginning    to                        at end
                                     of year      costs and     Payments    of year
            Description                           expenses
            -----------              ----------   ----------   ----------   ----------

Year ended December 31, 2002:
Allowance for claims and liabilities $    4,337   $     (238)  $      (49)  $    4,050
                                     ==========   ==========   ==========   ==========

Year ended December 31, 2001:
Allowance for claims and liabilities $    4,478   $      103   $     (244)  $    4,337
                                     ==========   ==========   ==========   ==========


                                                                  SCHEDULE III
                            HEARTLAND PARTNERS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2002
                             (amounts in thousands)





Description                                                  Cost Capitalized                      Gross Amount at Which
Land, Buildings and            Initial Cost to                  Subsequent                                Carried
Improvements                      Heartland                 to Acquisition (1)                     at Close of Period (1)
                         ---------------------------   ------------------------------   --------------------------------------------
                                                                                                         Building,
                                         Buildings &                       Carrying                   Improvement and
                             Land       Improvements   Improvements(3)     Costs(4)         Land       Carrying Costs       Total
                         ------------   ------------   ---------------   ------------   ------------   --------------   ------------
Chicago, IL .......  (6) $        661   $         --   $           142   $        269   $        661   $          411   $      1,072

Corporate and other  (5)           --             --               634             --             --              634            634
                         ------------   ------------   ---------------   ------------   ------------   --------------   ------------
TOTAL                    $        661   $         --   $           776   $        269   $        661   $        1,045   $      1,706
                         ============   ============   ===============   ============   ============   ==============   ============


                                                                                         Life on
                                                                                          Which
                                                                                      Depreciation
                                                      Date of                       In Latest Income
Description                        Accumulated     Completion of         Date           Statement
Land, Buildings and Improvements   Depreciation     Construction       Acquired        Is Computed
                                   ------------    --------------    ------------   -----------------

Chicago, IL                 (6)    $         --           Various         Various                 (2)

Corporate and other                         213           Various         Various                 (2)
                                   ------------
TOTAL                              $        213
                                   ============



(1) See Attachment A to Schedule III for reconciliation of beginning of period total to total at end of period.
(2) Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.
(3) Improvements include all costs which increase the net realizable value of the property except carrying costs.
(4) Carrying costs consist primarily of legal fees, real estate taxes and interest.
(5) This amount includes furniture, equipment and other fixed assets that are included in Land, buildings and improvements on the Consolidated Balance Sheet.
(6) Includes a parcel of land encumbered by a $3,850,000 short term loan (See
    Note 5 to the Consolidated Financial Statements).

                            HEARTLAND PARTNERS, L.P.
                          ATTACHMENT A TO SCHEDULE III
               RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING
                        OF YEAR WITH TOTAL AT END OF YEAR
                           DECEMBER 31, 2002 AND 2001
                             (amounts in thousands)


                                                  2002          2001
                                               ----------    ----------

         Balance at January 1                  $    2,702    $    2,683
                                               ----------    ----------

         Additions during year:
           Other acquisitions                          --            19
                                               ----------    ----------
             Total additions                           --            19
                                               ----------    ----------
         Deductions during year:
         Write off of buildings and
            improvements and related
             accumulated depreciation                (996)           --
                                               ----------    ----------
           Total deductions                          (996)           --
                                               ----------    ----------
         Balance at December 31                $    1,706    $    2,702
                                               ==========    ==========


             RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION
                 AT BEGINNING OF YEAR WITH TOTAL AT END OF YEAR
                             DECEMBER 2002 AND 2001
                             (amounts in thousands)


                                                     2002          2001
                                                  ----------    ----------

         Balance at January 1                     $    1,144    $      137
                                                  ----------    ----------

         Additions during year:
           Charged to expense                             65           319
           Write off Kinzie Station fixed assets          --           688
                                                  ----------    ----------
             Total additions                              65         1,007
                                                  ----------    ----------

         Deductions during year:
         Write off of buildings and improvements
           and related accumulated depreciation         (996)           --
                                                  ----------    ----------
              Total deductions                          (996)           --
                                                  ----------    ----------
         Balance at December 31                   $      213    $    1,144
                                                  ==========    ==========

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






This report has been reproduced for the purpose of the inclusion in the 2002 Form 10-K filing and has not been reissued by Ernst & Young.

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

The Company engaged PricewaterhouseCoopers LLP as its new independent accountants as of December 18, 2001. During the two most recent fiscal years and through December 17, 2001, the Company has not consulted with PricewaterhouseCoopers LLP regarding either, (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304
(a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)
(1) (v) of Regulation S-K.

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

Name and Age                           Principal Occupation, Business
                                        Experience and Directorships

Lawrence S. Adelson, 53...   Chairman   of  the  Board  and  Chief   Executive
                             Officer of HTI since February,  2002; Director of
                             HTI  since   February,   2002;   Chief  Executive
                             Officer  of the  Company  since  February,  2002;
                             Manager of HTI Interests,  LLC.  since  February,
                             2002;  Vice President and General  Counsel of the
                             Company  (June,  1990  -  February,  2002);  Vice
                             President  and General  Counsel of HTI  (October,
                             1988 - February, 2002).

Richard P. Brandstatter, 47  President of the Company since March, 2003;
                             Vice President - Finance, Treasurer and
                             Secretary of HTI since February, 1999; Director of HTI since June, 2002, Vice President - Finance, Treasurer and Secretary of the Company (August, 1995-March, 2003).

Robert S. Davis,  88......   Former   Director  of  HTI  (Class  I)  (October,
                             1988-June,    2002);   Former   member   of   the
                             compensation committee and chairman of the audit committee of HTI; Manager of HTI Interests,
                             LLC.; self-employed consultant (for more than the past five years); Senior Vice President
                             (1978-79),  St. Paul Companies  (insurance),  St.
                             Paul, Minnesota.

Edwin Jacobson,  73.......   Former  President and Chief Executive  Officer of
                             the  Company  (September,  1990-February,  2002);
                             Director  of HTI  (Class  III)  (since  November,
                             1985);    Formerly   President   (from   February
                             1994-February  1997) and Chief Executive  Officer
                             (from   February   1994-July   1997)  of   Avatar
                             Holdings,    Inc.   (Real   estate,   water   and
                             wastewater utilities  operations),  Coral Gables,
                             Florida.  Mr.  Jacobson also served as a director
                             of JCC  Holdings,  Inc.  during  2000  until  JCC
                             Holdings,    Inc.    emerged   from    bankruptcy
                             proceedings.

John Torell III,  63......   Former  Director of HTI (Class  III)  (September,
                             1997-June,  2002);  Former  member  of the  audit
                             committee of HTI; Manager of HTI Interests,  LLC;
                             Chairman (since 1990),  Torell  Management,  Inc.
                             (financial   advisory),   New  York,   New  York;
                             Director of Wyeth,  Inc.;  Partner  (since 2000),
                             Core Capital Group, (Merchant Banking).

Ezra K. Zilkha, 77........   Former  Director  of  HTI  (Class  II)  (October,
                             1988-June,  2002);  Retired  as  Chairman  of the
                             Board  of  the  Company  on  February  25,  2002;
                             Former chairman of the compensation committee of HTI; Manager of HTI Interests, LLC; President and Director (since 1956), Zilkha & Sons, Inc.
                             (private  investments),  New York,  New York. Mr.
                             Zilkha  also  serves as a director of the Newhall
                             Land and Farming Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Heartland Technology, Inc., managers of HTI Interests, LLC and any persons who own more than ten-percent of the Units to file forms reporting their initial beneficial ownership of Units and subsequent changes in that ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers and directors of Heartland Technology, Inc., managers of HTI Interests, LLC and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the 2002 fiscal year all section 16(a) filing requirements were complied with.

Item 11. Executive Compensation

The following information is furnished as to all compensation awarded to, earned by or paid to the Chief Executive Officer of CMC, the three other executive officers and the former President and Chief Executive Officer with 2002 compensation greater than $100,000.



          Name And                     Annual   Compensation   All Other
     Principal Position        Year    Salary      Bonus      Compensation


Lawrence S. Adelson            2002  $ 194,000  $         -- $       2,000
   Chief Executive Officer     2001     87,200       136,400         1,300
                               2000     76,700       146,400         1,300

Richard P. Brandstatter        2002  $ 121,000  $     12,900 $       2,500
   President                   2001     97,300       136,400         1,300
                               2000    127,100       146,400         1,300

Charles Harrison               2002  $ 109,000  $     21,900 $       2,800
   Vice President Real Estate
   and General Counsel

Susan Tjarksen Roussos         2002  $ 171,200  $    134,900 $       2,800
   Vice President-Sales        2001    171,000       136,400         2,300
   and Marketing               2000    171,000       146,400         1,900

Edwin Jacobson                 2002  $ 116,000  $     74,000 $       2,300
   Former President and Chief  2001    350,000        95,700         1,700
   Executive Officer           2000    333,000        73,200         1,700

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

Under a deferred salary arrangement available to all employees, Mr. Adelson deferred approximately, $40,000 of his 2000 salary into 2001 and $27,000 of his 2001 salary into 2002.

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement is from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. The phantom Units awarded under the incentive compensation plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense has been recognized in the consolidated statements of operations for the year ended December 31, 2002. Compensation expense will be recognized when the amount of the underlying distribution is probable and estimable.

The former President and Chief Executive Officer of CMC, Edwin Jacobson, who was removed from his position on February 25, 2002, has received from January 1, 2000 to February 28, 2002 incentive payments equal to 1/2% of the net proceeds from sales of certain real estate after deducting any debt obligations, closing costs and real estate brokers commission. On October 17, 2000, an amendment to his former employment agreement authorized CMC to deduct from any incentive payment made to him 40% of that payment and apply it to his outstanding note due to CMC. As of February 28, 2002, $170,000 had been accrued as compensation expense under this plan, of which $102,000 has been paid to Mr. Jacobson and $68,000 was applied to his outstanding loan (described below). On October 18, 2000, Mr. Jacobson borrowed $375,000 from CMC, of which approximately $307,000 remains outstanding at December 31, 2002 and is included as part of accounts receivable at December 31, 2002. The note was due October 17, 2005, and interest was payable quarterly at the rate of 11% per year. The interest due for the period April 1, 2002 to June 30, 2002 of approximately $9,000 has not been paid. Mr. Jacobson is in default according to the terms of the note. The Company has demanded payment from Mr. Jacobson of all interest and principal due according to the terms of the note and on February 28, 2003 filed suit against him in the Superior Court of the State of Delaware for payment in full of all principal and accrued interest owed CMC. In the Company's opinion, the collectability of the note receivable and accrued interest owed, $307,000 and $9,000, respectively, is uncertain at this time. Effective June 30, 2002, the Company stopped accruing interest on the note receivable. Also, an allowance of $316,000 has been recorded as a bad debt expense in the consolidated financial statements, for the year ending December 31, 2002, to reflect this uncertainty. Mr Jacobson continued to receive his salary from CMC until May 17, 2002. At that time, HTII removed Mr. Jacobson from the Board of Managers of HTII and CMC and stopped making payments under his employment contract based on the Board's concern that he had not operated the Company's business properly and that there existed conflicts between the interests of Heartland, HTI and Mr. Jacobson's personal interests in each. On August 19, 2002, Mr. Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or board members. One of the lawsuits alleges CMC violated the terms of his employment contract and that the officers and/or board members interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages. Mr. Jacobson also asked the court to reinstate his contract and to enjoin the Company from selling property or making distributions to Unitholders until it has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit is for defamation. He alleges he was defamed by statements in a Company press release advising investors of various pending business transactions and describing Heartland's termination of his contract. He is seeking $1,000,000 in compensatory damages and $5,000,000 in punitive damages. Edwin Jacobson v. CMC Heartland Partners et al., Case No. 02 CH 15160, consolidated with Case No. 02 L 010591, Circuit Court of Cook County, Illinois. On October 24, 2002, the Company filed motions to dismiss the lawsuits. On January 3, 2003, Mr. Jacobson filed amended complaints alleging the same and seeking the same relief. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. CMC is vigorously defending itself and, in the opinion of management, has good defenses against the lawsuits as its actions were consistent with its duties and in conformance with the law. The Company has not recorded an allowance related to these actions because at this time it cannot be determined if it is probable that a liability has been incurred and the amount of any possible liability cannot be determined.

Heartland does not maintain any pension, profit-sharing, or similar plan for its employees. Insurance benefit programs are non-discriminatory. CMC sponsors a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986. All full-time permanent employees of CMC are eligible to participate in the plan. In 2002, 2001 and 2000, CMC made matching contributions of 25% of each participant's contribution to the plan. Participating 1998 employees were fully vested with respect to salary reduction and CMC's contributions. For all future participants, they are fully vested with respect to salary reduction immediately, but the matching contribution vests at 20% per year. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon a showing of financial hardship.

Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan were computed by multiplying the following percentages (3% for the year 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. Effective December 31, 2001, the CMC Plan was amended to vest benefits earned under the CMC Plan as of December 31, 2001 and provides that earned benefits shall be paid at the time of a cash distribution to the Unitholders. The CMC Plan was then terminated effective December 31, 2001. The aggregate benefits payable under the Sales Plan were computed by multiplying 3% for the year 2001 by the net proceeds from the sale of certain real estate during that year. As of December 31, 2002, $973,000 had been accrued as compensation expense under the plans of which $335,000 has been paid to the officers by the Company.

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Three officers of the Company are eligible for benefits under the 2002 CMC Plan. As of December 31, 2002, $39,000 has been accrued as compensation expense under the 2002 CMC Plan of which $22,000 has been paid to one of the three officers. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units payable at the time of any distributions to the Unitholders. The phantom Units awarded under the CMC Plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense related to these phantom Units has been recognized in the consolidated statements of operations for the year ended December 31, 2002. Compensation expense will be recognized when the amount of the underlying distribution is probable and estimable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by Heartland to be beneficial owners of more than 5% of Heartland's outstanding Units at March 28, 2003:

                                                Number of
Name and Address of Beneficial Owner (i)       Units Owned    Percent
----------------------------------------       -----------    -------

Lehman Brothers Holdings, Inc. (ii)
American Express Tower
3 World Financial Center
New York, New York 10285..................         187,400        9.0%


Cowen & Company (iii)
Financial Square
New York, New York 10005-3597.............         183,100        8.8%


Waveland Partners, L.P. (iv)
227 West Monroe, Suite 4800
Chicago, IL 60606.........................         305,438       14.6%


GEM Value Fund, L.P. (v)
900 North Michigan Avenue, Suite 1900
Chicago, IL 60611..........................        123,045        5.9%


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

(iv) Based on Form 4 filed on September 16, 2002, Waveland Partners, L.P., Waveland Capital Management, L.P., Waveland Capital Management, L.L.C., Waveland Partners, Ltd. and Waveland International, Ltd. share voting and dispositive power with respect to such Units.

(v) Based on Amendment No. 1 to Schedule 13D, filed on October 26, 2001, GEM Value Fund, L.P. a private investment partnership, and GEM Value Partners LLC, its General Partner, have shared voting and dispositive power with respect to such units

Security Ownership of Management

Set forth below is certain information concerning the beneficial ownership of Units by each current director of HTI, each manager of HTI Interest, LLC, by each named executive officer of CMC and by all directors and executive officers of HTI and all executive officers of CMC as a group, as of March 28, 2003:

             Name of Beneficial
             Owner and Number of              Number of
             Persons in Group (i)            Units Owned     Percent
-------------------------------------       -------------    --------

Lawrence S. Adelson                               15,000        .7%

Richard P. Brandstatter                              ---       ---%

Robert S. Davis                                      ---       ---%

Charles Harrison                                     ---       ---%

Edwin Jacobson (ii)                               36,400       1.7%

Susan Tjarksen Roussos                               ---       ---%

John R. Torell III                                   ---       ---%

Ezra K. Zilkha (iii)                              80,500       3.9%

All directors and executive officers             131,900       6.3%
as a group (8 persons)


 (i) Nature of ownership is direct, except as otherwise indicated herein. Unless shown, ownership is less than 1% of class.

 (ii) Included in the table are 9,400 units held by Mr. Jacobson's wife as to which Mr. Jacobson shares voting and dispositive power.

 (iii) Included in the table are 24,500 Units owned by Zilkha & Sons, Inc., with respect to which Mr. Zilkha may be deemed to be the beneficial owner.

Item 13.    Certain Relationships and Related Transactions

CMC had a management agreement with HTI, pursuant to which CMC was required to pay HTI an annual management fee in the amount of $425,000. On October 19, 2000, this management agreement was extended from June 26, 2000 to June 27, 2005. The management fees for the years 2000 and 2001 of $425,000 each were credited against amounts owed Heartland and CMC by HTI. On January 7, 2002, this management agreement was assigned to HTII, the new General Partner. The management fee for the year 2002 is $413,000. The management fee for the first five months of 2002 of $172,000 has been offset against the amounts owed Heartland and CMC by HTI. The Company paid the June to December, 2002 management fee of $241,000. As of December 31, 2002, the Company has prepaid $58,000 of the year 2003 management fee of $413,000.

Under a management services agreement, HTI reimburses Heartland for reasonable and necessary costs and expenses for services. These totaled $179,000, $837,000 and $410,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Heartland and CMC also made loans to HTI. HTI owes Heartland and CMC in the aggregate $8,464,000, $8,186,000 and $4,581,000 as of December 31, 2002, 2001
and 2000, respectively, related to these expenses and loans. Effective April 1, 2002, CMC stopped the accrual of interest on the outstanding note receivable balance and the reimbursement of management services. If these amounts had been accrued for the period April 1, 2002 to December 31, 2002 (nine months), they would have been approximately $871,000 in interest and approximately $121,000 for reasonable and necessary costs and expenses for services. Heartland stopped this accrual on April 1, 2002 because of the uncertainty related to the competing interests in the Collateral (see Note 1 to the Consolidated Financial Statements and the next paragraph) and the uncertainty concerning the continued existence of HTI as a going concern. Included in this amount owed Heartland and CMC is $271,000, $882,000 and $294,000 of interest accrued on outstanding amounts owed during the years 2002, 2001 and 2000, respectively. Interest was computed using the prime rate plus 2 1/4% (11.75% at December 29, 2000) until December 31, 2000 when the interest rate was changed to 13%. As collateral for the amount owed Heartland and CMC, HTI Class B, LLC pledged, on December 14, 2000, to Heartland and CMC a senior lien and a senior security interest in the Heartland Class B Interest owned by HTI Class B, LLC. On December 29, 2000, HTI executed a line of credit promissory note that is due on demand, payable to Heartland and CMC in the amount of $6,000,000. At that time, HTI granted the Company a Series C Warrant that entitles the Company to purchase 320,000 shares at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. HTI's stock is now trading in the over-the-counter market (due to being delisted from the American Stock Exchange) at less than $.01 per share as of December 31, 2002. On May 11, 2001, HTI executed an additional line of credit promissory note in the amount of $1,000,000. On July 3, 2001, the $1,000,000 promissory note was cancelled and a replacement line of credit promissory note in the amount of $1,500,000 was executed. On October 11, 2001, the $1,500,000 line of credit promissory note was cancelled and a replacement line of credit promissory note in the amount of $2,000,000 was executed.The line of credit promissory notes bear interest at 13%. The total of the two line of credit promissory notes is $8,000,000. HTI and the Company have provided loans, on market terms, to each other from time to time, as provided in the agreements between them. The initial terms of the loan were based on the collateral of the Class B interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

At December 31, 2002, HTI owed Heartland and CMC approximately $8,464,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B Interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is negotiating with PG Oldco, Inc. a settlement of this matter. The settlement is likely to involve CMC buying the PG Oldco, Inc. notes for approximately $1,250,000. Heartland has recorded an allowance of approximately $133,000 on the note receivable balance of $8,464,000 based on the proposed terms of the settlement of approximately $1,250,000 and the December 31, 2002 Class B Interest capital account balance of $9,584,000.

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

The officers and directors of HTI, the officers of Heartland and the managers of HTII; including Lawrence S. Adelson, Chairman of the Board, President and Chief Executive Officer of HTI and Chief Executive Officer of Heartland, will not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that (i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland, or any Unitholder on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner (although it is not clear under Delaware law that such provisions would be enforceable). The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will act in its sole discretion, in good faith or pursuant to other appropriate standards.

Item 14: Controls and Procedures

CEO and CFO Certifications

This annual report contains two separate forms of certifications of the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"). The first form of certification, appearing immediately following the Signatures section of this annual report is required by SEC rules promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "302 Certifications"). In the 302 Certifications, there are several certifications made by the CEO and CFO relating to the Company's disclosure controls and procedures and internal controls. This section of this annual report should be read in conjunction with the 302 Certifications relating to the Company's disclosure controls and procedures and the Company's internal controls.

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this annual report (the "Evaluation Date"), the Company's management, under the supervision and with the participation of the CEO and the CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this report:

1. Financial statements - PricewaterhouseCoopers LLP

The financial statements of Heartland Partners, L.P. are included in Part II,
Item 8:


REPORT OF INDEPENDENT ACCOUNTANTS...................................      19

CONSOLIDATED BALANCE SHEETS
   December 31, 2002 and 2001.......................................      20

CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Years Ended December 31, 2002 and 2001...................      21

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
   For the Years Ended December 31, 2002 and 2001...................      22

CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Years Ended December 31, 2002 and 2001...................      23

Notes to Consolidated Financial Statements..........................      24

2. Financial statement schedules - PricewaterhouseCoopers LLP

VALUATION AND QUALIFYING ACCOUNTS...................................      39

REAL ESTATE AND ACCUMULATED DEPRECIATION............................      40

Attachment A to Schedule III........................................      41

3.    Financial statements - Ernst & Young LLP

The financial statements of Heartland Partners, L.P. are included in Part II,
Item 8:

REPORT OF INDEPENDENT AUDITORS......................................      42

CONSOLIDATED BALANCE SHEETS
   December 31, 2000 and 1999.......................................      43

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
   For the Years Ended December 31, 2000, 1999, and 1998............      44

CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Years Ended December 31, 2000, 1999 and 1998.............      45

CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Years Ended December 31, 2000, 1999, and 1998............      46

Notes to Consolidated Financial Statements..........................      47

4.    Financial statement schedules - Ernst & Young LLP

VALUATION AND QUALIFYING ACCOUNTS...................................      63

REAL ESTATE AND ACCUMULATED DEPRECIATION............................      64

Attachment A to Schedule III........................................      65

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

10.55 Seventh Amendment to Amended and Restated Loan and Security Agreement dated December 31, 2001 between CMC Heartland Partners, Heartland Partners, LP and CMC Heartland Partners IV, LLC and LaSalle Bank National Association, incorporated by reference to Exhibit 10.55 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2001.

10.56 Third Agreement dated January 9, 2002 between the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington, incorporated by reference to
        Exhibit 10.56 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2001.

10.57 Modification Agreement dated February 23, 2002 between CMC Heartland Partners III, LLC and Bank One Illinois, N.A., incorporated by reference to Exhibit 10.57 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2001.

10.58 Third Amendment of Construction Loan Agreement, Note, Deed of Trust and Other Loan Agreements dated April 12, 2002 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A., incorporated by reference to Exhibit 10.58 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.59 Eighth Amendment to Amended and Restated Loan and Security Agreement dated February 28, 2002 between CMC Heartland Partners and Heartland Partners, L.P. and LaSalle Bank National Association, incorporated by reference to Exhibit 10.59 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.60 Employment Agreement effective March 1, 2002 for Lawrence S. Adelson, Chief Executive Officer of CMC Heartland Partners, incorporated by reference to Exhibit 10.60 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002*.

10.61 Fourth Amendment of Construction Loan Agreement, Mortgage, Notes, and Other Loan Documents made as of June 23, 2002 between CMC Heartland Partners III, LLC and Bank One, Illinois, N.A., incorporated by reference to Exhibit 10.61 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.62 Loan Agreement dated August 22, 2002 between CMC Heartland Partners IV, LLC and Bank One, Illinois, N.A., incorporated by reference to Exhibit
        10.62 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.63 Memorandum of Amendment and Termination for the CMC Heartland Partners Incentive Plan, effective December 31, 2001, incorporated by reference to Exhibit 10.63 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.64 The CMC Heartland Partners 2002 Incentive Plan effective January 1, 2002, incorporated by reference to Exhibit 10.64 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.65 Fourth Agreement dated December 19, 2002 between the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington (filed herewith).

99.01   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 certified by Lawrence S. Adelson, Chief Executive Officer dated August 14, 2002, incorporated by reference to Exhibit 99.01 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

99.02   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 certified by Richard P. Brandstatter, Chief Financial Officer dated August 14, 2002, incorporated by reference to Exhibit 99.02 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

99.03 Certification by Lawrence S. Adelson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2002, incorporated by reference to Exhibit 99.03 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

99.04 Certification by Richard P. Brandstatter, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2002, incorporated by reference to Exhibit 99.04 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

99.05 Certification by Lawrence S. Adelson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2003 (filed herewith).

99.06 Certification by Richard P. Brandstatter, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2003 (filed herewith).

21      Subsidiaries of Heartland Partners, L.P (filed herewith).

* Management contract required to be filed as an exhibit pursuant to item 14(c).


(b) Reports on Form 8-K

No reports were filed by Heartland with the Securities and Exchange Commission during the fourth quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HEARTLAND PARTNERS, L.P.
                                      -------------------------------------
                                                  (Registrant)

                                             By /s/ Lawrence S. Adelson
                                      -------------------------------------
                                                Lawrence S. Adelson
                                         (Manager of HTI Interests, LLC,
                                                  General Partner)



Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


      /s/ Robert S. Davis                      /s/ John R. Torell III
      -------------------                      ----------------------
        Robert S. Davis                         John R. Torell III
(Manager of HTI Interests, LLC,          (Manager of HTI Interests, LLC,
       General Partner)                          General Partner)
        March 28, 2003                            March 28, 2003

    /s/ Lawrence S. Adelson                     /s/ Ezra K. Zilkha
    ------------------------                    ------------------
      Lawrence S. Adelson                         Ezra K. Zilkha
(Manager of HTI Interests, LLC,          (Manager of HTI Interests, LLC,
       General Partner)                          General Partner)
        March 28, 2003                            March 28, 2003

                                 CERTIFICATIONS

I, Lawrence S. Adelson, certify that:

1) I have reviewed this annual report on Form 10-K of Heartland Partners, L.P.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date:  March 28, 2003
                                           By /s/ Lawrence S. Adelson
                                              -----------------------
                                                Lawrence S. Adelson
                                                Chief Executive Officer

I, Richard P. Brandstatter, certify that:

1) I have reviewed this annual report on Form 10-K of Heartland Partners, L.P.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  March 28, 2003                   By /s/ Richard P. Brandstatter
                                              ---------------------------
                                              Richard P. Brandstatter
                                              Chief Financial Officer

                            HEARTLAND PARTNERS, L.P.

                                INDEX TO EXHIBITS

Exhibit
Number  Description
------  ----------------------------------------------------------------------
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

Exhibit
Number  Description
------  ----------------------------------------------------------------------
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

Exhibit
Number  Description
------  ----------------------------------------------------------------------
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

Exhibit
Number  Description
------  ----------------------------------------------------------------------
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

Exhibit
Number  Description
------  ----------------------------------------------------------------------
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

Exhibit
Number  Description
------  ----------------------------------------------------------------------
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

Exhibit
Number  Description
------  ----------------------------------------------------------------------
10.54 $2,000,000 Line of Credit Promissory Note dated October 11, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (collectively, the payee), incorporated by reference to Exhibit 10.54 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.55 Seventh Amendment to Amended and Restated Loan and Security Agreement dated December 31, 2001 between CMC Heartland Partners, Heartland Partners, LP and CMC Heartland Partners IV, LLC and LaSalle Bank National Association, incorporated by reference to Exhibit 10.55 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2001.

10.56 Third Agreement dated January 9, 2002 between the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington, incorporated by reference to
        Exhibit 10.56 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2001.

10.57 Modification Agreement dated February 23, 2002 between CMC Heartland Partners III, LLC and Bank One Illinois, N.A., incorporated by reference to Exhibit 10.57 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2001.

10.58 Third Amendment of Construction Loan Agreement, Note, Deed of Trust and Other Loan Agreements dated April 12, 2002 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A., incorporated by reference to Exhibit 10.58 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.59 Eighth Amendment to Amended and Restated Loan and Security Agreement dated February 28, 2002 between CMC Heartland Partners and Heartland Partners, L.P. and LaSalle Bank National Association, incorporated by reference to Exhibit 10.59 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.60 Employment Agreement effective March 1, 2002 for Lawrence S. Adelson, Chief Executive Officer of CMC Heartland Partners, incorporated by reference to Exhibit 10.60 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.61 Fourth Amendment of Construction Loan Agreement, Mortgage, Notes, and Other Loan Documents made as of June 23, 2002 between CMC Heartland Partners III, LLC and Bank One, Illinois, N.A., incorporated by reference to Exhibit 10.61 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.62 Loan Agreement dated August 22, 2002 between CMC Heartland Partners IV, LLC and Bank One, Illinois, N.A., incorporated by reference to Exhibit
        10.62 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.63 Memorandum of Amendment and Termination for the CMC Heartland Partners Incentive Plan, effective December 31, 2001, incorporated by reference to Exhibit 10.63 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

Exhibit
Number  Description
------  ----------------------------------------------------------------------
10.64 The CMC Heartland Partners 2002 Incentive Plan effective January 1, 2002, incorporated by reference to Exhibit 10.64 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.65 Fourth Agreement dated December 19, 2002 between the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington (filed herewith).

99.01   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 certified by Lawrence S. Adelson, Chief Executive Officer dated August 14, 2002, incorporated by reference to Exhibit 99.01 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

99.02   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 certified by Richard P. Brandstatter, Chief Financial Officer dated August 14, 2002, incorporated by reference to Exhibit 99.02 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

99.03 Certification by Lawrence S. Adelson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2002, incorporated by reference to Exhibit 99.03 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

99.04 Certification by Richard P. Brandstatter, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2002, incorporated by reference to Exhibit 99.04 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

99.05 Certification by Lawrence S. Adelson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2003 (filed herewith).

99.06 Certification by Richard P. Brandstatter, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2003 (filed herewith).

21      Subsidiaries of Heartland Partners, L.P (filed herewith).

                                                                    Exhibit 21


                           Subsidiaries of Registrant



The following is a list of all of the registrant's direct and indirect subsidiaries, state of incorporation or organization and the percentage ownership by Heartland of each.


Name of Subsidiary                         State          Ownership
--------------------------------------   ----------       ---------

     CMC Heartland Partners                 N/A              99.99%

     Heartland Development Corporation     Delaware            100%

     CMC Heartland Partners I, Limited     Delaware             (a)
     Partnership

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

     CMC Heartland Partners VII, LLC       Delaware             (b)

     CMC Heartland Partners VIII, LLC      Delaware             (b)

     Lifestyle Communities, Ltd.           Delaware             (b)

     Lifestyle Construction Company, Inc.  Delaware             (b)



(a) CMC Heartland Partners I, Limited Partnership is owned by CMC Heartland Partners as sole limited partner and Heartland Development Corporation as sole general partner.

(b) CMC Heartland Partners I, II, III, IV, V, VI, VII, VIII and Lifestyle Communities, Ltd. and Lifestyle Construction Company, Inc. are all 100% owned by CMC Heartland Partners.