Form 10-Q
period 2003-03-31
HEARTLAND PARTNERS L P
filed 2003-05-14
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark one)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended              March 31, 2003
                                     -------------------------------------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                                  to
                                     --------------------------------    -------

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
                            Yes   X        No
                                -----         -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes        No   X
                                                    -----     -----

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2003


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

                   Consolidated Balance Sheets...............................3

                   Consolidated Statements of Operations.....................4

                   Consolidated Statements of Cash Flows.....................5

                   Notes to Consolidated Financial Statements................6

 Item 2       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................17

 Item 3       Quantitative and Qualitative Disclosures About Market Risk....28

 Item 4       Controls and Procedures.......................................28

PART II.  OTHER INFORMATION

 Item 1       Legal Proceedings.............................................31

 Item 6       Exhibits and Reports on Form 8-K..............................35

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

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                             (amounts in thousands)
                                   (Unaudited)

                                                                       March 31,        December 31,
                                                                            2003                2002
                                                                    ------------        ------------
Assets:
Cash                                                                $      3,092        $        709
Restricted cash                                                                2                  42
Accounts receivable (net of allowance of $316 at March 31, 2003
  and December 31, 2002)                                                     676                 696
Due from affiliate (net of allowance of $133 at March 31, 2003
  and December 31, 2002)                                                   8,331               8,331
Prepaid and other assets                                                     201                 378
                                                                    ------------        ------------
       Total                                                              12,302              10,156
                                                                    ------------        ------------

Property:
Land                                                                         491               1,072
Buildings and improvements                                                   634                 634
   Less accumulated depreciation                                             230                 213
                                                                    ------------        ------------
Net land, buildings and improvements                                         895               1,493
Land held for sale                                                           637                 645
Housing inventories                                                        4,022               7,671
Development land held for sale and development                             4,911               4,807
Capitalized predevelopment costs                                          15,477              14,083
                                                                    ------------        ------------
       Net properties                                                     25,942              28,699
                                                                    ------------        ------------

Total assets                                                        $     38,244        $     38,855
                                                                    ============        ============

Liabilities:
Notes payable                                                       $      4,636        $      8,282
Accounts payable and accrued
  expenses                                                                 1,126               3,193
Accrued real estate taxes                                                    422                 789
Allowance for claims and liabilities                                       4,050               4,050
Unearned rents and deferred income                                         1,403               1,429
Other liabilities                                                          2,093               2,150
                                                                    ------------        ------------
       Total liabilities                                                  13,730              19,893
                                                                    ------------        ------------

Partners' capital:
General Partner                                                              126                  70
Class A Limited Partners - 2,142 units
  authorized and issued and  2,092 outstanding at
  March 31,2003 and December 31, 2002                                     14,776               9,308
Class B Limited Partner                                                    9,612               9,584
                                                                    ------------        ------------
       Total partners' capital                                            24,514              18,962
                                                                    ------------        ------------

Total liabilities and partners' capital                             $     38,244        $     38,855
                                                                    ============        ============


          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   (amounts in thousands except per unit data)
                                   (Unaudited)


                                             For the Three Months Ended
                                              March 31,       March 31,
                                                2003            2002
                                             ----------      ----------
Income:
Property sales                               $   11,117      $    1,044
Less: Cost of property sales                      3,817           1,044
                                             ----------      ----------

Gross profit on property sales                    7,300              --
                                             ----------      ----------

Operating Expenses:
Selling expenses                                    608             325
General and administrative
  expenses                                          894             458
Real estate taxes                                    81              23
Environmental expenses and other charges            117              20
                                             ----------      ----------

Total operating expenses                          1,700             826
                                             ----------      ----------

Operating income (loss)                           5,600            (826)

Other Income and (Expenses):
Portfolio income                                      7             285
Rental income                                        58              86
Other income                                          7              29
Depreciation                                        (17)            (16)
Management fee                                     (103)           (103)
                                             ----------      ----------

Total other (loss) income                           (48)            281
                                             ----------      ----------

Net  income (loss)                           $    5,552      $     (545)
                                             ==========      ==========

Net income (loss) allocated to
  General partner                            $       56      $       (5)
                                             ==========      ==========
Net income (loss) allocated to
  Class B limited partner                    $       28      $       (3)
                                             ==========      ==========
Net income (loss) allocated to
  Class A limited partners                   $    5,468      $     (537)
                                             ==========      ==========
Net income (loss) per Class A
  Limited partnership unit                   $     2.61      $    (0.26)
                                             ==========      ==========
Weighted average number of Class A limited
  partnership units outstanding                   2,092           2,094
                                             ==========      ==========


          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)
                                   (Unaudited)


                                                                       For the Three Months Ended
                                                                       March 31,         March 31,
                                                                         2003              2002
                                                                      ----------        ----------
Cash Flow from Operating Activities:
Net income (loss)                                                     $    5,552        $     (545)
Adjustments reconciling net income (loss) to net
   cash provided by (used in) operating activities:
Land write off to cost of sales                                              581                --
Equity in earnings of joint venture                                           --               (11)
Depreciation                                                                  17                16
Net change in allowance for claims and liabilities                            --                12
Net change in assets and liabilities:
   Decrease in accounts receivable                                            20                56
   Decrease in housing inventories, net                                    3,649               606
   Decrease in land held for sale                                              8                 5
   Increase in development land held for sale and development, net          (104)               --
   Increase in capitalized predevelopment costs, net                      (1,394)             (625)
  (Decrease) increase in accounts payable and accrued liabilities         (2,067)              207
   Net change in other assets and liabilities                               (273)              131
                                                                      ----------        ----------
Net cash provided by (used in) operating activities                        5,989              (148)
                                                                      ----------        ----------
Cash Flow from Investing Activities:
Increase in note receivable from affiliate                                    --              (333)
Distributions received from joint venture                                     --                48
                                                                      ----------        ----------
Net cash used in investing activities                                         --              (285)
                                                                      ----------        ----------
Cash Flow from Financing Activities:
Advances on notes payable                                                    429             1,646
Payoffs on notes payable                                                  (4,075)             (780)
Redemption of Class A Limited Partner units                                   --               (36)
Decrease in restricted cash                                                   40                44
Decrease in cash overdraft                                                    --              (278)
                                                                      ----------        ----------
Net cash (used in) provided by financing activities                       (3,606)              596
                                                                      ----------        ----------
Net increase in cash                                                       2,383               163

Cash at beginning of period                                                  709               103
                                                                      ----------        ----------
Cash at end of period                                                 $    3,092        $      266
                                                                      ==========        ==========


          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



These unaudited Consolidated Financial Statements of Heartland Partners, L.P., a Delaware Limited Partnership, and its subsidiaries (collectively, "Heartland" or the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K (the "2002 Form 10-K").The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2002 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

1. Summary of Significant Accounting Policies

Consolidation

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. At March 31, 2003, CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by HTI Interests, LLC ("HTII"). HTII is the General Partner of Heartland, (in such capacity, the "General Partner"). HTII is a Delaware limited liability company, owned 99.9% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company and .1% by HTI Principals, Inc., a Delaware corporation, owned by four former directors of HTI's Board of Directors and a current director of HTI.

The following table sets forth various entities formed by the Company since its inception, date and purpose of formation, development location and Ownership:

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


                                                          YEAR
COMPANY                                                   FORMED   BUSINESS PURPOSE
-----------------------------------------------------     ------   ----------------------------------------------------------------
Heartland Development Corporation         ("HDC")          1993    General Partner of CMC Heartland Partners I, Limited Partnership
CMC Heartland Partners I, Limited         ("CMCLP")        1993    Owned Bloomfield development
 Partnership
CMC Heartland Partners I, LLC             ("CMCI")         1998    Owns Kinzie Station Phase II
CMC Heartland Partners II, LLC            ("CMCII")        1997    Owned the Goose Island Industrial Park joint venture
CMC Heartland Partners III, LLC           ("CMCIII")       1997    Owns Kinzie Station Phase I
CMC Heartland Partners IV, LLC            ("CMCIV")        1998    Developing approximately 177 acres in Fife, Washington
CMC Heartland Partners V, LLC             ("CMCV")         1996    Owned lots and homes in Osprey Cove
CMC Heartland Partners VI, LLC            ("CMCVI")        1997    To acquire and hold future acquisitions
CMC Heartland Partners VII, LLC           ("CMCVII")       1997    Owns lots and homes in the Longleaf Country Club
CMC Heartland Partners VIII, LLC          ("CMCVIII")      1998    To acquire and hold future acquisitions
Lifestyle Construction Company,Inc.       ("LCC")          1998    Serves as the general contractor in North Carolina
Lifestyle Communities, Ltd.               ("LCL")          1996    Serves as the exclusive sales agent in the
                                                                     Longleaf development


COMPANY   DEVELOPMENT LOCATION                 OWNERSHIP
--------  ------------------------------       ----------
HDC       Not applicable                       100% (1)
CMCLP     Rosemount, Minnesota                 100% (2)
CMCI      Chicago,Illinois                     100% (3)
CMCII     Chicago,Illinois                     100% (3)
CMCIII    Chicago,Illinois                     100% (3)
CMCIV     Fife,Washington                      100% (3)
CMCV      St. Marys,Georgia                    100% (3)
CMCVI     Not Applicable                       100% (3)
CMCVII    Southern Pines, North Carolina       100% (3)
CMCVIII   Not Applicable                       100% (3)
LCC       Not Applicable                       100% (4)
LCL       Not Applicable                       100% (4)


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

Subject to the limitations described in the preceding paragraph, the General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the Class B Interest and 1% to the General Partner. Liquidating distributions, upon dissolution of the partnership, are made pro rata to each partner in accordance with its positive Capital Account balance after certain adjustments set out in the Partnership agreement. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month. No cash distributions were made during the three months ended March 31, 2003 or the year 2002.

As of March 31, 2003 and December 31, 2002, Heartland and CMC had loaned HTI an aggregate of $8,464,000. The loans are collateralized by a security interest in the Class B Interest and bear interest at 13%. The Company has also received as compensation for the loans a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock is now trading in the over-the-counter market (due to being delisted from the American Stock Exchange) at less than $.01 per share at March 31, 2003. The initial terms of the loan were based on the collateral of the Class B Interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


At March 31, 2003 and December 31, 2002, HTI owed Heartland and CMC approximately $8,464,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B Interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is negotiating with PG Oldco, Inc. a settlement of this matter. The settlement is likely to involve CMC buying the PG Oldco, Inc. notes for approximately $1,250,000. Heartland has recorded an allowance of approximately $133,000 on the note receivable balance of $8,464,000 based on the proposed terms of the settlement of approximately $1,250,000 and the March 31, 2003 Class B Interest capital account balance of $9,612,000.

Accounts Receivable

The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $316,000 as of March 31, 2003 and December 31, 2002.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Investment in Joint Venture

Investment in joint venture represents recording of the Company's interest under the equity method of accounting. Under the equity method of accounting, the Company recorded its initial interest at cost and adjusts its investment accounts for additional capital contributions, distributions and its share of joint venture income or loss. Heartland sold its interest in the Goose Island joint venture to its partners on October 22, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in the preparation of the financial statements include the value of the Class B Interest which represents the collateral of the Heartland Technology, Inc. note receivable owed to the Company and CMC, estimated costs to complete long term development projects, the collectability of the note and interest receivable from Mr. Jacobson, former President and Chief Executive Officer of CMC, estimated bad debt expense, the recoverability of the total cost of properties and the estimates used in determining the Company's environmental liabilities. Actual results could differ from those estimates.

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

Heartland's assets are carried at historical cost. At March 31, 2003 and December 31, 2002, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

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

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances, such as a condemnation proceeding being brought by a governmental agency against the Company or the discovery of an environmental liability related to a particular site, indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss, the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property. No event occurred during the three months ended March 31, 2003 and the year 2002 that resulted in an impairment loss being recognized.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the three months ended March 31, 2003 and the year 2002 that resulted in an impairment loss being recognized.

Housing inventories (including completed model homes) consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost, which is not in excess of fair value. Land, land development and indirect costs are allocated to cost of sales on the basis of units closed in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units closed for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value less the cost to dispose of the inventories, is less than the capitalized costs. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value. No event occurred during the three months ended March 31, 2003 and the year 2002 that resulted in an impairment loss being recognized.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Housing inventories consisted of the following at March 31, 2003 and December 31, 2002 (amounts in thousands):

                                March 31,       December 31,
                                  2003              2002
                             --------------    --------------

Land under development       $        2,168    $        3,118

Direct construction costs             1,563             1,405

Capitalized  project costs              291             3,148
                             --------------    --------------
        Total                $        4,022    $        7,671
                             ==============    ==============


A reclassification of the costs of Kinzie Station Phase II from housing inventories, December 31, 2002 classification, to development land held for sale and development and capitalized predevelopment costs, March 31, 2003 classification, of $3,815,000 took place during the quarter ending March 31, 2003.

2.  Contingencies

At March 31, 2003 and December 31, 2002, Heartland's allowance for claims and liabilities was approximately $4,050,000 of which approximately $50,000 was for the resolution of non-environmental claims and $4,000,000 was for environmental matters. Significant legal proceedings and contingencies are discussed in the 2002 Form 10-K.

On December 19, 2002, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma (the "Port") in which the Port released all claims against the Company and the Company agreed either to (a) pay $1,100,000 on or before December 31, 2003, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. At March 31, 2003 and December 31, 2002, Heartland's allowance for claims and liabilities for this site was $1,110,000. At March 31, 2003 and December 31, 2002, interest owed to the Port had been paid to date.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or board members. One of the lawsuits alleges CMC violated the terms of his employment contract and that the officers and/or board members interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages. Mr. Jacobson also asked the court to reinstate his contract and to enjoin the Company from selling property or making distributions to Unitholders until it has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit is for defamation. He alleges he was defamed by statements in a Company press release advising investors of various pending business transactions and describing Heartland's termination of his contract. He is seeking $1,000,000 in compensatory damages and $5,000,000 in punitive damages. Edwin Jacobson v. CMC Heartland Partners et al., Case No. 02 CH 15160, consolidated with Case No. 02 L 010591, Circuit Court of Cook County, Illinois. On October 24, 2002, the Company filed motions to dismiss the lawsuits. On January 3, 2003, Mr. Jacobson filed amended complaints alleging the same and seeking the same relief. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. CMC is vigorously defending itself and, in the opinion of management, has good defenses against the lawsuits as its actions were consistent with its duties and in conformance with the law. The Company has not recorded a loss contingency related to these actions because at this time it cannot be determined if it is probable that a liability has been incurred and the amount of any possible liability cannot be determined.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


3.  Notes Payable

Heartland had a line of credit agreement in the amount of $3,850,000 with LaSalle National Bank ("LNB"). On February 11, 2003, the Company closed on the sale of approximately 3.4 acres of land in Chicago, Illinois at a price of $9,850,000. At that time the outstanding LNB line of credit balance of $3,850,000 was paid in full. The LNB line of credit matured March 31, 2003. At December 31, 2002, LNB had a first lien on a parcel of land in Chicago, Illinois which had a carrying value of $5,304,000. The interest rate on the line of credit was at the prime rate of LNB plus 1.5% (5.75% at March 31, 2003). At March 31, 2003 and December 31, 2002, $0 and $3,850,000, respectively, and had been advanced to the Company by LNB against the line of credit.

As of December 8, 2000, Heartland had an agreement for a $3,000,000 revolving line of credit for the construction of homes in its Longleaf community located in Southern Pines, North Carolina with Bank One of Illinois ("Bank One"). The carrying value of the land and housing inventories for this loan at March 31, 2003 and December 31, 2002, is $2,403,000 and $2,290,000, respectively. The line of credit matured on April 12, 2003, and bears interest at the prime rate (4.25% at March 31, 2003). At March 31, 2003 and December 31, 2002, $1,136,000 and
$932,000, respectively, had been advanced by Bank One to Heartland on the line of credit. The Company is currently in negotiations with Bank One to lower the revolving line of credit amount to $2,000,000 and to extend the maturity date of the line of credit. Although the Company has not been notified by Bank One that the Company is being placed in default status, the Company is in default on the loan based on the terms of the underlying debt agreement. Under the loan documents, an uncured default can result in acceleration of the principal, increased interest expense and/or foreclosure against the security for the loan.

On August 22, 2002, Heartland executed documents for a loan of $4,000,000 from Bank One. At that time $500,000 was held in reserve by Bank One to pay future environmental costs if needed. As collateral for this loan, the Company pledged the Fife, Washington property. The loan bears interest at the prime rate plus 1% (5.25% at March 31, 2003), and matured May 1, 2003. The carrying value of the land and development costs collateralizing the loan is $6,170,000 and $6,116,000 at March 31, 2003 and December 31, 2002, respectively. The outstanding loan balance is $3,500,000 at March 31, 2003 and December 31, 2002. The Company is currently in negotiations with Bank One to lower the loan amount to $3,500,000 and to extend the maturity date of the loan. Although the Company has not been notified by Bank One that the Company is being placed in default status, the Company is in default on the loan based on the terms of the underlying debt agreement. Under the loan documents, an uncured default can result in acceleration of the principal, increased interest expense and/or foreclosure against the security for the loan.


As of March 31, 2003, Heartland's total consolidated indebtedness was $4,636,000, which as of May 1, 2003 is past due. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future financial condition and results of operations. Management does not intend to abandon any projects.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4. Related Party Transactions

Heartland has a management agreement with HTII pursuant to which Heartland is required to pay HTII an annual management fee in the amount of $413,000 for the years 2003 and 2002. The management agreement terminates on June 27, 2005.

Under a management services agreement, HTI was reimbursing CMC for reasonable and necessary costs and expenses for services. These totaled approximately $165,000 for the three months ended March 31, 2002. Effective April 1, 2002, CMC stopped the reimbursement of management services, as well as the accrual of interest on the outstanding note receivable balance. Heartland stopped these accruals because of the uncertainty related to the competing interests in the Collateral (see Note 1 to the Consolidated Financial Statements and the next paragraph) and the uncertainty concerning the continued existence of HTI as a going concern. HTI's stock is now trading in the over-the-counter market (due to being delisted from the American Stock Exchange) at less than $.01 per share as of March 31, 2003.

At March 31, 2003 and December 31, 2002, HTI owed Heartland and CMC approximately $8,464,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Collateral. PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Because of the competing interests in the Collateral, Heartland is negotiating with PG Oldco, Inc. a settlement of this matter. The settlement is likely to involve CMC buying the PG Oldco, Inc. notes for approximately $1,250,000. Heartland has recorded an allowance of approximately $133,000 on the note receivable balance of $8,464,000 based on the proposed terms of the settlement of approximately $1,250,000 and the March 31, 2003 Class B Interest capital account balance of $9,612,000.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


5. Employee Compensation Arrangements

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement is from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. The phantom Units awarded under the incentive compensation plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense is recognized in the consolidated statements of operations for the three months ended March 31, 2003. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable.

Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan were computed by multiplying the following percentages (3% for the year 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. Effective December 31, 2001, the CMC Plan was amended to vest benefits earned under the CMC Plan as of December 31, 2001 and provides that earned benefits shall be paid at the time of a cash distribution to the Unitholders. The CMC Plan was then terminated effective December 31, 2001. As of March 31, 2003, $973,000 had been accrued as compensation expense under the plans of which $403,000 has been paid to the officers by the Company.

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Three officers of the Company are eligible for benefits under the 2002 CMC Plan. As of March 31, 2003, $236,000 has been accrued as compensation expense under the 2002 CMC Plan of which $150,000 has been paid to the three officers. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units payable at the time of any distributions to the Unitholders. The phantom Units awarded under the CMC Plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense related to these phantom Units has been recognized in the consolidated statements of operations for the three months ended March 31, 2003. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable.

6. Subsequent Events

On April 23, 2003, Heartland entered into a contract with a residential builder to sell them an approximately 1.45 acre parcel of land, Kinzie Station Phase II, located in Chicago, Illinois for approximately $4,200,000. The contract specifies a due diligence period and contains other conditions that are customary in such contracts.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


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

Summary of Critical Accounting Policies

Accounts Receivable

The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $316,000 as of March 31, 2003 and December 31, 2002.

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

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


Investment in Joint Venture

Investment in joint venture represents recording of the Company's interest under the equity method of accounting. Under the equity method of accounting, the Company recorded its initial interest at cost and adjusts its investment accounts for additional capital contributions, distributions and its share of joint venture income or loss. Heartland sold its interest in the Goose Island joint venture to its partners on October 22, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in the preparation of the financial statements include the value of the Class B Interest which represents the collateral of the Heartland Technology, Inc. note receivable owed to the Company and CMC, estimated costs to complete long term development projects, the collectability of the note and interest receivable from Mr. Jacobson, former President and Chief Executive Officer of CMC, estimated bad debt expense, the recoverability of the total cost of properties and the estimates used in determining the Company's environmental liabilities. Actual results could differ from those estimates.

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

Heartland's assets are carried at historical cost. At March 31, 2003 and December 31, 2002, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

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

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances, such as a condemnation proceeding being brought by a governmental agency against the Company or the discovery of an environmental liability related to a particular site, indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss, the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property. No event occurred during the three months ended March 31, 2003 and the year 2002 that resulted in an impairment loss being recognized.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the three months ended March 31, 2003 and the year 2002 that resulted in an impairment loss being recognized.

Housing inventories (including completed model homes) consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost, which is not in excess of fair value. Land, land development and indirect costs are allocated to cost of sales on the basis of units closed in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units closed for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value less the cost to dispose of the inventories, is less than the capitalized costs. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value. No event occurred during the three months ended March 31, 2003 and the year 2002 that resulted in an impairment loss being recognized.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


Housing inventories consisted of the following at March 31, 2003 and December 31, 2002 (amounts in thousands):

                               March 31,       December 31,
                                  2003              2002
                             --------------    --------------

Land under development       $        2,168    $        3,118

Direct construction costs             1,563             1,405

Capitalized  project costs              291             3,148
                             --------------    --------------
        Total                $        4,022    $        7,671
                             ==============    ==============


A reclassification of the costs of Kinzie Station Phase II from housing inventories, December 31, 2002 classification, to development land held for sale and development and capitalized predevelopment costs, March 31, 2003 classification, of $3,815,000 took place during the quarter ending March 31, 2003.

Liquidity and Capital Resources

Cash flow from operating activities has been derived primarily from proceeds of property sales. Cash was $3,094,000 (including $2,000 of restricted cash) at March 31, 2003 and $751,000 (including $42,000 of restricted cash) at December 31, 2002.

Net cash provided by operating activities was $5,989,000 in the first three months of 2003, compared to ($148,000) used in operating activities in the first three months of 2002 or an increase in net cash provided by operating activities of $6,137,000 between the two three month periods. This is primarily attributable to an increase from 2002 to 2003 in gross profit from the closing of sales of $7,300,000.

Heartland's management believes it will have sufficient funds available for operating expenses, but anticipates the necessity of utilizing outside financing to fund development projects. As of December 31, 2002, the Company had a line of credit with LaSalle National Bank ("LNB") in the amount of $3,850,000. On February 11, 2003, the Company closed on the sale of approximately 3.4 acres of land in Chicago, Illinois at a price of $9,850,000. At that time the outstanding LNB line of credit balance of $3,850,000 was paid in full. The line of credit matured March 31, 2003. The outstanding LNB line of credit is $0 at March 31, 2003.

If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty. Management does not intend to abandon any projects.

As of May 1, 2003 two loans with Bank One of Illinois totalling $4,636,000 are past due. The Company is currently negotiating to extend the maturity dates of these loans. While the Company has no reason to believe the extensions will not be approved, there can be no assurance that the extensions will be granted. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


At March 31, 2003, HTI owed Heartland and CMC approximately $8,464,000. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B Interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement (the "Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland is negotiating with PG Oldco, Inc. a settlement of this matter. The settlement is likely to involve CMC buying the PG Oldco, Inc. notes for approximately $1,250,000. Heartland has recorded an allowance of approximately $133,000 on the note receivable balance of $8,464,000 based on the proposed terms of the settlement of approximately $1,250,000 and the March 31, 2003 Class B Interest capital account balance of $9,612,000.

Development Property

At March 31, 2003, property designated for sale and development consisted of 9 sites comprising approximately 501 acres. The book value of this land is $7,080,000 or an average of $14,100 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell. Heartland's objective for these properties is to maximize Unitholder value. At this time, Heartland is focusing on raising cash by selling properties.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Kinzie Station

Heartland has a 2.68 acre site in the City of Chicago known as Kinzie Station Phase I and Phase II. Zoning approval for the construction of 381 residential units on this 2.68 acre site was received in 1997. On March 28, 2001, zoning approval to increase the total number of residential units from 381 to 442 units was received from the City of Chicago. In addition to the 2.68 acre site, the Company owns approximately 5 acres of land and 4 acres of air rights adjacent to Kinzie Station Phase I and II ("Kinzie Station North"). Of the 5 acres, approximately 3 acres are currently zoned for residential units, a food store and a public park. A consortium of residential developers has the Kinzie Station North residential acreage under contract. On February 11, 2003, the sale of two parcels was closed for $9,850,000. The closing of the third parcel is contingent on the vacation of a city street by the City of Chicago. Management believes that this vacation could take place during the year 2003. The Company has an agreement to sell the food store site to a retail developer. The closing of this sale is contingent on certain governmental approvals, which could take place in 2003.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


The remaining approximately 2 acres the Company owns in Chicago is zoned for commercial use. The Company has an agreement to sell these 2 acres to a commercial user, subject to various contingencies.

Kinzie Station Phase I

Kinzie Station Phase I is situated on 1.23 acres. The construction of Kinzie Station Phase I, which is complete, started on October 1, 1998. The Company has closed 162 Tower units and 24 Plaza units during the period May 1, 2000 to December 31, 2002; 8 in 2002, 38 in 2001 and 140 in 2000.

                                 Kinzie Station
                                     Phase I
                                   Unit Detail
                              As of March 31, 2003

                                   Total Number      Sale Contracts
                                     Of Units            To-Date
                                  --------------     --------------
     Tower Building                          163                162
     Plaza                                    24                 24
                                  --------------     --------------
          Total                              187                186
                                  ==============     ==============

Kinzie Station Phase II

Heartland has a 1.45 acre site in the City of Chicago known as Kinzie Station Phase II. The Company has zoning to construct a 267 unit residential tower building. On April 23, 2003, the Company signed a contract to sell the property, subject to various contingencies.


Longleaf

At March 31, 2003, the Company owns 198 lots in its Longleaf community located in Southern Pines, North Carolina. At March 31, 2003, the book value of the lots is $2,166,000, an average of $10,900 per lot.

In Longleaf, the Company has closed as of March 31, 2003, a total of 49 contracts; 3 in 2003, 9 in 2002, 9 in 2001, 15 in 2000 and 13 in 1999. When the
Company assumed day-to-day operations of Longleaf in April, 1998, there were a number of homes under construction which were owned by the developer, as well as resale homes, on the market. As of March 31, 2003, the Company has sold 53 homes and 5 lots for these owners since April 1, 1998.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


                                    Longleaf
                              Unit Inventory Detail
                              As of March 31, 2003


     Model homes                               2
     Sold homes under construction             2
     Inventory homes under construction        5
     Lots owned                              189
                                         -------
            Total unit inventory             198
                                         =======

As of December 8, 2000, Heartland had an agreement for a $3,000,000 revolving line of credit for the construction of homes in Longleaf with Bank One of Illinois ("Bank One"). The revolving line of credit matured April 12, 2003 and bears interest at the prime rate (4.25% at March 31, 2003). At March 31, 2003, $1,136,000 had been advanced by Bank One to Heartland on the line of credit. The Company is currently in negotiations with Bank One to reduce the revolving line of credit amount to $2,000,000 and to extend the maturity date of the line of credit. While the Company has no reason to believe the decrease in the amount of the revolving line of credit and the extension of the credit facility will not be approved by Bank One, there can be no assurance the contemplated decrease and extension will be given. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

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

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


On August 22, 2002, Heartland executed documents for a loan of $4,000,000 from Bank One. At that time Bank One reserved $500,000 to pay future environmental costs if needed. As collateral for this loan, the Company pledged the Fife, Washington property. The loan bears interest at the prime rate plus 1% (5.25% at March 31, 2003), and matured May 1, 2003. The outstanding loan balance is $3,500,000 at March 31, 2003. The Company is currently in negotiations with Bank One to reduce the loan amount to $3,500,000 and to extend the maturity date of the loan. While the Company has no reason to believe the decrease in the loan amount and the extension of the loan will not be approved by Bank One, there can be no assurance the contemplated decrease and extension will be given. The consolidated financial statements do not contain any adjustments to reflect the ultimate outcome of this uncertainty.

On December 19, 2002, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma (the "Port") in which the Port released all claims against the Company and the Company agreed either to (a) pay $1,100,000 on or before December 31, 2003, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. At March 31, 2003 and December 31, 2002, Heartland's allowance for claims and liabilities for this site was $1,110,000. At March 31, 2003, interest owed to the Port had been paid to date.

On March 31, 2003, the Company signed a contract to sell the Fife, Washington property to a home builder. The contract is subject to various contingencies. Closings would occur in July 2003, December 2003 and December 2004.

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

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


Property Sales and Leasing Activities

The Company has the right to sell easements for fiber optic lines along or across 83 miles of rail right of way running from downtown Chicago west to Elgin and Northwest to Fox Lake, Illinois. The Company receives 2/3 of the proceeds of any sale.

Heartland's current inventory of land held for sale consists of approximately 13,763 acres located throughout 12 states. The book value of this inventory is approximately $637,000 at March 31, 2003. The majority of the land is former railroad rights-of-way, long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites located in small rural communities or outlying mid-cities, are leased to third parties for agricultural use and these properties may be improved with the lessee's structures.

The sale, management and leasing of the Company's non-development real estate inventory is conducted by Heartland's sales and property management department. The volume of the Company's sales has slowed over the last seven years due to the less desirable characteristics of the remaining properties. The individual parcels are held at a low book value and the Company anticipates that the sale of its remaining parcels may extend beyond the year 2004. The Company is also exploring the sale of these properties as a whole to a third party.

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

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


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

At March 31, 2003, the Company has recorded a liability of approximately $4,000,000 for possible environmental liabilities, including legal, remediation and consulting fees. In addition, Heartland has established an allowance for resolution of non-environmental claims of approximately $50,000.

At March 31, 2003, there is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is unable to determine whether environmental liabilities which management is unable to reasonably estimate may or may not have a significant adverse effect on Heartland's financial condition or results of operations.

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

Results of Operations

Operations for the three months ended March 31, 2003 and 2002, resulted in a net income of $5,552,000 and a net loss of ($545,000), respectively. For the three months ended March 31, 2003 and 2002, the net income allocated to the Class A Limited Partners is $5,468,000, and the net loss is ($537,000), respectively or $2.61 and ($0.26), respectively per Class A Unit.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


The increase in net income for the first three months of 2003 compared to the net (loss) in the first three months of 2002 of $6,097,000 is primarily attributable to an increase in the gross profit on property sales from 2002 to 2003 of $7,300,000.

Total operating expenses were $1,700,000 and $826,000 for the three months ending March 31, 2003 and 2002, respectively. The increase of $874,000 is primarily due to increased sales and marketing expenses of $283,000 and increased general and administrative expenses of $436,000. The increase in sales and marketing expenses is primarily attributable to the payment of a commission to an outside broker on the Kinzie North 3.4 acres closing. At this time, Heartland is focusing on raising cash by selling properties. The increase in general and administrative expenses is primarily attributable to an increase in interest and legal expenses. Costs that were capitalized in prior periods are now being expensed since the properties are now under contract or for sale.

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

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of March 31, 2003, Heartland's total consolidated indebtedness was $4,636,000, which as of May 1, 2003 is past due. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future financial condition and results of operations. Management does not intend to abandon any projects.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at March 31, 2003 is $4,636,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate, the prime rate plus 1% and 1.5%, and at a fixed rate of 7.5%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $12,000.The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

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

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


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

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


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

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

At March 31, 2003, Heartland's allowance for claims and liabilities was approximately $4,050,000. During the three months ended March 31, 2003, the Company incurred approximately $117,000 in expenses in respect to environmental matters. Material legal matters are discussed below.

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

Tacoma, Washington

In June, 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest. On October 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified December 19, 2002, in which the Port released all claims and the Company agreed either to, (a) pay $1,100,000 on or before December 31, 2003, plus interest from January 1, 1999 or, (b) to convey to the Port real property to be agreed upon at a later date. At March 31, 2003, interest owed to the Port had been paid to date. At March 31, 2003, Heartland's allowance for claims and liabilities for this site was $1,110,000. The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


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

Environmental sampling in 1995, at a 4.99 acre parcel in Minneapolis, Minnesota, disclosed that the parcel was impacted by releases of regulated materials from the 1960s operations of a former lessee. The Company continues to investigate the environmental condition of the property on a voluntary basis under the direction of the Minnesota Department of Agriculture. The Company filed suit against the former lessees of the site in the United States District of Minnesota in July, 2002.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


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

Edwin Jacobson Litigation

On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or board members. One of the lawsuits alleges CMC violated the terms of his employment contract and that the officers and/or board members interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages. Mr. Jacobson also asked the court to reinstate his contract and to enjoin the Company from selling property or making distributions to Unitholders until it has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit is for defamation. He alleges he was defamed by statements in a Company press release advising investors of various pending business transactions and describing Heartland's termination of his contract. He is seeking $1,000,000 in compensatory damages and $5,000,000 in punitive damages. Edwin Jacobson v. CMC Heartland Partners et al., Case No. 02 CH 15160, consolidated with Case No. 02 L 010591, Circuit Court of Cook County, Illinois. On October 24, 2002, the Company filed motions to dismiss the lawsuits. On January 3, 2003, Mr. Jacobson filed amended complaints alleging the same and seeking the same relief. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. CMC is vigorously defending itself and, in the opinion of management, has good defenses against the lawsuits as its actions were consistent with its duties and in conformance with the law. The Company has not recorded a loss contingency related to these actions because at this time it cannot be determined if it is probable that a liability has been incurred and the amount of any possible liability cannot be determined.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


The Company is also subject to other suits and claims which have arisen in the ordinary course of business. In the opinion of management, reasonably possible losses from these matters should not be material to the Company's results of operations or financial condition.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:


Exhibit No.    Description
-----------    ----------------------------------------------------------------


99.07 Certification by Lawrence S. Adelson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2003 (filed herewith).

99.08 Certification by Daniel L. Bernardi, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2003 (filed herewith).

(b) Reports on Form 8-K;

None.

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HEARTLAND PARTNERS, L.P.
                                            -------------------------------
                                                     (Registrant)


Date:  May 15, 2003                           By /s/ Lawrence S. Adelson
                                                 -------------------------
                                                  Lawrence S. Adelson
                                            (Manager of HTI Interests, LLC,
                                                    General Partner)

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

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


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



      Date:  May 15, 2003
                                              By /s/ Lawrence S. Adelson
                                                 -------------------------
                                                     Lawrence S. Adelson
                                                   Chief Executive Officer




I, Daniel L. Bernardi, certify that:

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

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


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



      Date:  May 15, 2003


                                              By /s/ Daniel L. Bernardi
                                            -------------------------------
                                                   Daniel L. Bernardi
                                                Chief Financial Officer

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2003


                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------------------------------------------------------------

99.07 Certification by Lawrence S. Adelson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2003.

99.08 Certification by Daniel L. Bernardi, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2003.