Form 10-Q
period 2003-06-30
HEARTLAND PARTNERS L P
filed 2003-08-14
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark one)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended              June 30, 2003
                                     -----------------------------------------

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

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2003



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


                   Consolidated Balance Sheets...............................3

                   Consolidated Statements of Operations.....................4

                   Consolidated Statements of Cash Flows.....................5

                   Notes to Consolidated Financial Statements................6

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................18

Item 3       Quantitative and Qualitative Disclosures About Market Risk.....29

Item 4       Controls and Procedures........................................30

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

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                             (amounts in thousands)
                                   (Unaudited)

                                                                    June 30,       December 31,
                                                                      2003             2002
                                                                  ------------     ------------
Assets:
Cash                                                              $      1,688     $        709
Restricted cash                                                              9               42
Accounts receivable (net of allowance of $316 at June 30, 2003
  and December 31, 2002)                                                   523              696
Due from affiliate (net of allowance of $133 at June 30, 2003
  and December 31, 2002)                                                 9,601            8,331
Prepaid and other assets                                                   115              378
                                                                  ------------     ------------
       Total                                                            11,936           10,156
                                                                  ------------     ------------

Property:
Land                                                                       491            1,072
Buildings and improvements                                                 634              634
   Less accumulated depreciation                                           246              213
                                                                  ------------     ------------
Net land, buildings and improvements                                       879            1,493
Land held for sale                                                         633              645
Housing inventories                                                      3,639            7,671
Development land held for sale and development                           4,911            4,807
Capitalized predevelopment costs                                        15,497           14,083
                                                                  ------------     ------------
       Net properties                                                   25,559           28,699
                                                                  ------------     ------------

Total assets                                                      $     37,495     $     38,855
                                                                  ============     ============

Liabilities:
Notes payable                                                     $      5,105     $      8,282
Accounts payable and accrued
  expenses                                                               1,126            3,193
Accrued real estate taxes                                                  517              789
Allowance for claims and liabilities                                     4,071            4,050
Unearned rents and deferred income                                       1,378            1,429
Other liabilities                                                        2,087            2,150
                                                                  ------------     ------------
       Total liabilities                                                14,284           19,893
                                                                  ------------     ------------

Partners' capital:
General Partner                                                            112               70
Class A Limited Partners - 2,142 units
  authorized and issued and  2,092 outstanding at
  June 30,2003 and December 31, 2002                                    13,494            9,308
Class B Limited Partner                                                  9,605            9,584
                                                                  ------------     ------------
       Total partners' capital                                          23,211           18,962
                                                                  ------------     ------------

Total liabilities and partners' capital                           $     37,495     $     38,855
                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   (amounts in thousands except per unit data)
                                   (Unaudited)


                                              For the Three Months Ended       For the Six Months Ended
                                               June 30,        June 30,        June 30,        June 30,
                                                 2003            2002            2003            2002
                                              ----------      ----------      ----------      ----------
Income:
Property sales                                $    1,314      $    2,488      $   12,431      $    3,532
Less: Cost of property sales                       1,046           1,906           4,863           2,950
                                              ----------      ----------      ----------      ----------

Gross profit on property sales                       268             582           7,568             582
                                              ----------      ----------      ----------      ----------

Operating Expenses:
Selling expenses                                     440             312           1,048             637
General and administrative
  expenses                                           787             652           1,567           1,098
Interest expense                                      92              15             206              27
Real estate taxes                                     86              84             167             107
Environmental expenses and other charges             100               7             217              27
                                              ----------      ----------      ----------      ----------

Total operating expenses                           1,505           1,070           3,205           1,896
                                              ----------      ----------      ----------      ----------

Operating (loss) income                           (1,237)           (488)          4,363          (1,314)

Other Income and (Expenses):
Portfolio income                                       8              13              15             298
Rental income                                         29             108              87             194
Other income                                          16              61              23              90
Depreciation                                         (16)            (16)            (33)            (32)
Management fee                                      (103)           (103)           (206)           (206)
                                              ----------      ----------      ----------      ----------

Total other (loss) income                            (66)             63            (114)            344
                                              ----------      ----------      ----------      ----------

Net  (loss) income                            $   (1,303)     $     (425)     $    4,249      $     (970)
                                              ==========      ==========      ==========      ==========

Net (loss) income allocated to
  General partner                             $      (13)     $       (4)     $       42      $      (10)
                                              ==========      ==========      ==========      ==========
Net (loss) income allocated to
  Class B limited partner                     $       (7)     $       (2)     $       21      $       (5)
                                              ==========      ==========      ==========      ==========
Net  (loss) income allocated to
  Class A limited partners                    $   (1,283)     $     (419)     $    4,186      $     (955)
                                              ==========      ==========      ==========      ==========
Net  (loss) income per Class A
  Limited partnership unit                    $    (0.61)     $    (0.20)     $     2.00      $    (0.46)
                                              ==========      ==========      ==========      ==========
Weighted average number of Class A limited
  partnership units outstanding                    2,092           2,093           2,092           2,093
                                              ==========      ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)
                                   (Unaudited)


                                                                                        For the Six Months Ended
                                                                                       June 30,            June 30,
                                                                                         2003                2002
                                                                                     ------------        ------------
Cash Flow from Operating Activities:
Net income (loss)                                                                    $      4,249        $       (970)
Adjustments reconciling net income (loss) to net cash provided by (used in)
  operating activities:
Land write off to cost of sales                                                               581                  --
Equity in earnings of joint venture                                                            --                 (36)
Depreciation                                                                                   33                  32
Net change in allowance for claims and liabilities                                             21                  12
Net change in assets and liabilities:
   Decrease (increase) in accounts receivable                                                 173                 (33)
   Decrease in housing inventories, net                                                     4,032               1,841
   Decrease in land held for sale                                                              12                   6
   Increase in development land held for sale and development, net                           (104)                 --
   Increase in capitalized predevelopment costs, net                                       (1,414)             (1,721)
  (Decrease) increase in accounts payable and accrued liabilities                          (2,067)                301
   Net change in other assets and liabilities                                                (123)               (328)
                                                                                     ------------        ------------

Net cash provided by (used in) operating activities                                         5,393                (896)
                                                                                     ------------        ------------

Cash Flow from Investing Activities:
Increase in note receivable from affiliate                                                     --                (280)
Purchase PG Oldco, Inc. Notes                                                                (770)                 --
Distributions received from joint venture                                                      --                  48
                                                                                     ------------        ------------

Net cash used in investing activities                                                        (770)               (232)
                                                                                     ------------        ------------

Cash Flow from Financing Activities:
Advances on notes payable                                                                     868               2,302
Payoffs on notes payable                                                                   (4,545)             (1,704)
Redemption of Class A Limited Partner units                                                    --                 (40)
Decrease in restricted cash                                                                    33               1,191
Decrease in cash overdraft                                                                     --                (278)
                                                                                     ------------        ------------

Net cash (used in) provided by financing activities                                        (3,644)              1,471
                                                                                     ------------        ------------

Net increase in cash                                                                          979                 343

Cash at beginning of period                                                                   709                 103
                                                                                     ------------        ------------

Cash at end of period                                                                $      1,688        $        446
                                                                                     ============        ============

Non-cash Activities:
Note payable to PG Oldco, Inc. for purchase of HTI promissory notes                  $        500        $         --
                                                                                     ============        ============

         See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



These unaudited Consolidated Financial Statements of Heartland Partners, L.P., a Delaware Limited Partnership, and its subsidiaries (collectively, "Heartland" or the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K (the "2002 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2002 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

1. Summary of Significant Accounting Policies

Consolidation

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement.

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. At June 30, 2003, CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by HTI Interests, LLC ("HTII"). HTII is the General Partner of Heartland, (in such capacity, the "General Partner"). HTII is a Delaware limited liability company, owned 99.9% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company and .1% by HTI Principals, Inc., a Delaware corporation, owned by four former directors of HTI's Board of Directors and a current director of HTI.

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

Subject to the limitations described in the preceding paragraph, the General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the Class B Interest and 1% to the General Partner. Liquidating distributions, upon dissolution of the partnership, are made pro rata to each partner in accordance with its positive Capital Account balance after certain adjustments set out in the Partnership agreement. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month. No cash distributions were made during the six months ended June 30, 2003 or the year 2002.

As of June 30, 2003 and December 31, 2002, Heartland and CMC had loaned HTI an aggregate of $8,464,000. The loans are collateralized by a security interest in the Class B Interest and bear interest at 13%. The Company has also received as compensation for the loans a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock is now trading in the over-the-counter market (due to being delisted from the American Stock Exchange) at less than $.01 per share at June 30, 2003. The initial terms of the loan were based on the collateral of the Class B Interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

                           HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B Interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also had a security interest in the Collateral and had commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. had a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland on May 23, 2003 purchased from PG Oldco, Inc. the notes owed by HTI aggregating $2,200,000 in principal amount for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003 that bears interest at 5% compounded quarterly. The purchase price of $1,270,000 was recorded as an increase in Due from Affiliate. At June 30, 2003, HTI owed Heartland and CMC approximately $9,734,000. Heartland has recorded an allowance of approximately $133,000 on the note receivable balance of $9,734,000 based on the June 30, 2003 Class B Interest capital account balance of $9,605,000.

Accounts Receivable

The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $316,000 as of June 30, 2003 and December 31, 2002.

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

Heartland's assets are carried at historical cost. At June 30, 2003 and December 31, 2002, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

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

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances, such as a condemnation proceeding being brought by a governmental agency against the Company or the discovery of an environmental liability related to a particular site, indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss, the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property. No event occurred during the six months ended June 30, 2003 and the year 2002 that resulted in an impairment loss being recognized.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the six months ended June 30, 2003 and the year 2002 that resulted in an impairment loss being recognized.

Housing inventories (including completed model homes) consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost, which is not in excess of fair value. Land, land development and indirect costs are allocated to cost of sales on the basis of units closed in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units closed for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value less the cost to dispose of the inventories, is less than the capitalized costs. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value. No event occurred during the six months ended June 30, 2003 and the year 2002 that resulted in an impairment loss being recognized.

                           HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Housing inventories consisted of the following at June 30, 2003 and December 31, 2002 (amounts in thousands):

                                June 30,        December 31,
                                  2003              2002
                             --------------    --------------

Land under development       $        2,123    $        3,118

Direct construction costs             1,268             1,405

Capitalized project costs               248             3,148
                             --------------    --------------

      Total                  $        3,639    $        7,671
                             ==============    ==============

A reclassification of the costs of Kinzie Station Phase II from housing inventories, December 31, 2002 classification, to development land held for sale and development and capitalized predevelopment costs, June 30, 2003 classification, of $3,815,000 took place during the six months ending June 30, 2003.

2.  Contingencies

At June 30, 2003 and December 31, 2002, Heartland's allowance for claims and liabilities was approximately $4,071,000 of which approximately $50,000 was for the resolution of non-environmental claims and $4,021,000 was for environmental matters. Significant legal proceedings and contingencies are discussed in the 2002 Form 10-K.

On December 19, 2002, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma (the "Port") in which the Port released all claims against the Company and the Company agreed either to (a) pay $1,100,000 on or before December 31, 2003, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. At June 30, 2003 and December 31, 2002, Heartland's allowance for claims and liabilities for this site was $1,110,000. At June 30, 2003 and December 31, 2002, interest owed to the Port had been paid to date.

                           HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

In February 2002, the Company filed suit against the Southeast Wisconsin Professional Baseball District (the "District") in Milwaukee County Circuit Court to enforce a provision of a contract between the District and Heartland providing for the construction of an additional two lane bridge to the Company's Menomonee Valley project.

On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or board members. One of the lawsuits alleges CMC violated the terms of his employment contract and that the officers and/or board members interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages. Mr. Jacobson also asked the court to reinstate his contract and to enjoin the Company from selling property or making distributions to Unitholders until it has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit was for defamation. He alleged he was defamed by statements in a Company press release advising investors of various pending business transactions and describing Heartland's termination of his contract. He was seeking $1,000,000 in compensatory damages and $5,000,000 in punitive damages. Edwin Jacobson v. CMC Heartland Partners et al., Case No. 02 CH 15160, consolidated with Case No. 02 L 010591, Circuit Court of Cook County, Illinois. On October 24, 2002, the Company filed motions to dismiss the lawsuits. On January 3, 2003, Mr. Jacobson filed amended complaints alleging the same and seeking the same relief. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. On May 29, 2003, the court dismissed with prejudice the defamation lawsuit against the Company, CMC and certain officers and/or board members. At the same time, the court dismissed with prejudice Mr. Jacobson's motion to enjoin the Company from selling its real estate. Mr. Jacobson has filed a motion for reconsideration of the dismissals. CMC is vigorously defending itself against the remaining lawsuit and, in the opinion of management, has good defenses against the one remaining lawsuit as its actions were consistent with its duties and in conformance with the law. The Company has not recorded a loss contingency related to this action because at this time it cannot be determined if it is probable that a liability has been incurred and the amount of any possible liability cannot be determined.

On February 28, 2003, in the Superior Court of the State of Delaware, the Company filed suit against the former President and Chief Executive Officer of CMC, Edwin Jacobson, to collect all principal and interest owed the Company, approximately $332,000, related to money borrowed on October 17, 2000 that has not been paid in accordance with the terms of the note. In June 2003, the Company's motion for summary judgement was denied by the Superior Court of the State of Delaware and the court granted Mr. Jacobson's motion for stay pending the litigation described in the preceding paragraph. The Company has appealed this decision.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

CMCVII, per the Longleaf lot Purchase and Sale Agreement, dated December 12, 2000, was required on April 1, 2002, November 1, 2002 and April 1, 2003 to pay $135,000, $250,000 and $135,000, respectively, to Maples Properties, Inc. ("Maples"), the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. Since the three payments were not made, this constitutes an event of default under the agreement. The Company believes Maples is in default of its obligations. In addition, Longleaf Associates Limited Partnership ("LALP"), the seller of the Longleaf lots, has not notified CMCVII that it is in default. LALP would be entitled to seek specific performance and/or other remedies as provided for in the contract. However, due to its belief that Maples has breached the contract, CMCVII does not intend to make these payments at this time. On June 19, 2003, Maples included CMCVII as a defendant in a lawsuit Maples filed against LALP in the North Carolina General Court of Justice Superior Court Division of Moore County for breach of contract. Maples is seeking $3,515,000 in compensatory damages from the defendants. CMCVII is vigorously defending itself against this action and at this time the Company has not recorded a loss contingency because it cannot be determined if it is a probable that a liability has been incurred and the amount of any possible liability cannot be determined. Also, management is not able to express an opinion on whether this action will or will not adversely affect the Company's future financial condition or results of operations.

3.  Notes Payable

Heartland had a line of credit agreement in the amount of $3,850,000 with LaSalle National Bank ("LNB"). On February 11, 2003, the Company closed on the sale of approximately 3.4 acres of land in Chicago, Illinois at a price of $9,850,000. At that time the outstanding LNB line of credit balance of $3,850,000 was paid in full. The LNB line of credit matured March 31, 2003.

As of December 8, 2000, Heartland had an agreement for a $3,000,000 revolving line of credit for the construction of homes in its Longleaf community located in Southern Pines, North Carolina with Bank One of Illinois ("Bank One"). Effective April 23, 2003, the revolving line of credit was reduced to $2,250,000. The carrying value of the land and housing inventories for this loan at June 30, 2003 and December 31, 2002, is $2,234,000 and $2,290,000,
respectively. The line of credit matures on December 31, 2003 and bears interest at the prime rate (4.0% at June 30, 2003). At June 30, 2003 and December 31, 2002, $1,105,000 and $932,000, respectively, had been advanced by Bank One to Heartland on the line of credit.

On August 22, 2002, Heartland executed documents for a loan of $4,000,000 from Bank One. At that time $500,000 was held in reserve by Bank One to pay future environmental costs if needed. As collateral for this loan, the Company pledged the Fife, Washington property. The loan bears interest at the prime rate plus 1% (5.0% at June 30, 2003), and matures August 31, 2003. The carrying value of the land and development costs collateralizing the loan is $6,190,000 and $6,116,000 at June 30, 2003 and December 31, 2002, respectively. The outstanding loan balance is $3,500,000 at June 30, 2003 and December 31, 2002.

                           HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

On May 23, 2003, the Company purchased notes (see Note 1 to the Consolidated Financial Statements) issued by HTI to PG Oldco, Inc. for $770,000 in cash and a note payable for $500,000, which bears interest at 5% and is due October 31, 2003. The $500,000 promissory note dated October 22, 2002 granted to CMCII by Goose, LLC related to the sale of the Company's interest in the Goose Island joint venture to its partners on October 22, 2002 has been pledged as collateral for the $500,000 PG Oldco, Inc. note payable. The outstanding note payable balance is $500,000 at June 30, 2003.

As of June 30, 2003, Heartland's total consolidated indebtedness was $5,105,000, which is due within one year. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future financial condition and results of operations. Management does not intend to abandon any projects.

4. Related Party Transactions

Heartland has a management agreement with HTII pursuant to which Heartland is required to pay HTII an annual management fee in the amount of $413,000 for the years 2003 and 2002. The management agreement terminates on June 27, 2005.

Under a management services agreement, HTI was reimbursing CMC for reasonable and necessary costs and expenses for services. These totaled approximately $165,000 for the three months ended March 31, 2002. Effective April 1, 2002, CMC stopped the reimbursement of management services, as well as the accrual of interest on the outstanding note receivable balance. Heartland stopped these accruals because of the uncertainty related to the competing interests in the Collateral (see Note 1 to the Consolidated Financial Statements and the next paragraph) and the uncertainty concerning the continued existence of HTI as a going concern. HTI's stock is now trading in the over-the-counter market (due to being delisted from the American Stock Exchange) at less than $.01 per share as of June 30, 2003.

                           HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Collateral. PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also had a security interest in the Collateral and had commenced steps to protect its interest. Because of the competing interests in the Collateral, Heartland on May 23, 2003 purchased from PG Oldco, Inc. the notes owed by HTI aggregating $2,200,000 in principal amount for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003 that bears interest at 5% compounded quarterly. The purchase price of $1,270,000 was recorded as an increase in Due from Affiliate. At June 30, 2003, HTI owed Heartland and CMC approximately $9,734,000. Heartland has recorded an allowance of approximately $133,000 on the note receivable balance of $9,734,000 based on the June 30, 2003 Class B Interest capital account balance of $9,605,000.

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

5. Employee Compensation Arrangements

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement is from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. The phantom Units awarded under the incentive compensation plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense is recognized in the consolidated statements of operations for the six months ended June 30, 2003. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable.

Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan were computed by multiplying the following percentages (3% for the year 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. Effective December 31, 2001, the CMC Plan was amended to vest benefits earned under the CMC Plan as of December 31, 2001 and provides that earned benefits shall be paid at the time of a cash distribution to the Unitholders. The CMC Plan was then terminated effective December 31, 2001. As of June 30, 2003, $973,000 had been accrued as compensation expense under the plans of which $481,000 has been paid to the officers by the Company.

                           HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Three officers of the Company are eligible for benefits under the 2002 CMC Plan. As of June 30, 2003, $239,000 has been accrued as compensation expense under the 2002 CMC Plan of which $157,000 has been paid to the three officers. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units payable at the time of any distributions to the Unitholders. The phantom Units awarded under the CMC Plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense related to these phantom Units has been recognized in the consolidated statements of operations for the six months ended June 30, 2003. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable.

6. Subsequent Events

On June 10, 2003, the Redevelopment Authority of the City of Milwaukee, ("RACM") delivered to the Company an appraisal of the Company's approximately 152 acres of property in the Menomonee Valley in Milwaukee as an initial step in RACM's condemnation of the property. The RACM appraisal valued the property at $3,550,000. On July 30, 2003, the Company received $3,550,000 and a release for all environmental matters related to the property from RACM and conveyed title to the property to RACM. The Company and RACM have agreed to negotiate the amount of additional compensation due from RACM to the Company. The Company has reserved the right to bring suit for additional consideration. The carrying amount of the Menomonee property is greater than the $3,550,000 initially received from RACM. Any additional amount to be received by the Company is uncertain at this time, however, management believes the total carrying value is recoverable. No impairment loss has been reflected in the consolidated financial statements at June 30, 2003.

On August 11, 2003, the Company declared a $1.05 per unit cash distribution. The cash distribution will be payable on September 15, 2003 to Unitholders of record at August 29, 2003.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003


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

Summary of Critical Accounting Policies

Accounts Receivable

The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $316,000 as of June 30, 2003 and December 31, 2002.

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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

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

Heartland's assets are carried at historical cost. At June 30, 2003 and December 31, 2002, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances, such as a condemnation proceeding being brought by a governmental agency against the Company or the discovery of an environmental liability related to a particular site, indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss, the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property. No event occurred during the six months ended June 30, 2003 and the year 2002 that resulted in an impairment loss being recognized.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the six months ended June 30, 2003 and the year 2002 that resulted in an impairment loss being recognized.

Housing inventories (including completed model homes) consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost, which is not in excess of fair value. Land, land development and indirect costs are allocated to cost of sales on the basis of units closed in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units closed for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value less the cost to dispose of the inventories, is less than the capitalized costs. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value. No event occurred during the six months ended June 30, 2003 and the year 2002 that resulted in an impairment loss being recognized.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

Housing inventories consisted of the following at June 30, 2003 and December 31, 2002 (amounts in thousands):

                                June 30,        December 31,
                                  2003              2002
                             --------------    --------------

Land under development       $        2,123    $        3,118

Direct construction costs             1,268             1,405

Capitalized project costs               248             3,148
                             --------------    --------------

      Total                  $        3,639    $        7,671
                             ==============    ==============

A reclassification of the costs of Kinzie Station Phase II from housing inventories, December 31, 2002 classification, to development land held for sale and development and capitalized predevelopment costs, June 30, 2003 classification, of $3,815,000 took place during the six months ending June 30, 2003.

Liquidity and Capital Resources

Cash flow from operating activities has been derived primarily from proceeds of property sales. Cash was $1,697,000 (including $9,000 of restricted cash) at June 30, 2003 and $751,000 (including $42,000 of restricted cash) at December 31, 2002.

Net cash provided by operating activities was $5,393,000 in the first six months of 2003, compared to ($896,000) used in operating activities in the first six months of 2002 or an increase in net cash provided by operating activities of $6,289,000 between the two six month periods. This is primarily attributable to an increase from 2002 to 2003 in gross profit from the closing of sales of $6,986,000.

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

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B Interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also had a security interest in the Collateral and had commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement (the "Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. had a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland on May 23, 2003 purchased from PG Oldco, Inc. the notes owed by HTI aggregating $2,200,000 in principal amount for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003 that bears interest at 5% compounded quarterly. The purchase price of $1,270,000 was recorded as an increase in Due from Affiliate. At June 30, 2003, HTI owed Heartland and CMC approximately $9,734,000. Heartland has recorded an allowance of approximately $133,000 on the note receivable balance of $9,734,000 based on the June 30, 2003 Class B Interest capital account balance of $9,605,000.

On May 23, 2003, the Company purchased notes (see paragraph above) issued by HTI to PG Oldco, Inc. for $770,000 in cash and a note payable for $500,000, which bears interest at 5% and is due October 31, 2003. The $500,000 promissory note dated October 22, 2002 granted to CMCII by Goose, LLC related to the sale of the Company's interest in the Goose Island joint venture to its partners on October 22, 2002 has been pledge as collateral for the $500,000 PG Oldco, Inc. note payable. The outstanding note payable balance is $500,000 at June 30, 2003.

On August 11, 2003, the Company declared a $1.05 per unit cash distribution. The cash distribution will be payable on September 15, 2003 to Unitholders of record at August 29, 2003.

Development Property

At June 30, 2003, property designated for sale and development consisted of 9 sites comprising approximately 500 acres. The book value of this land is $7,034,000 or an average of $14,100 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell. Heartland's objective for these properties is to maximize Unitholder value. At this time, Heartland is focusing on raising cash by selling properties.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

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

Kinzie Station Phase I

Kinzie Station Phase I was situated on 1.23 acres. The construction of Kinzie Station Phase I, which is complete, started on October 1, 1998. The Company has closed all 187 units (163 Tower units and 24 Plaza units), during the period May 1, 2000 to June 30, 2003; 1 in 2003, 8 in 2002, 38 in 2001 and 140 in 2000.

Kinzie Station Phase II

Heartland has a 1.45 acre site in the City of Chicago known as Kinzie Station Phase II. The Company has zoning to construct a 267 unit residential tower building. On April 23, 2003, the Company signed a contract to sell the property, subject to various contingencies.

Longleaf

At June 30, 2003, the Company owns 195 lots in its Longleaf community located in Southern Pines, North Carolina. At June 30, 2003, the book value of the lots is $2,121,000, an average of $10,900 per lot.

In Longleaf, the Company has closed as of June 30, 2003, a total of 52 contracts; 6 in 2003, 9 in 2002, 9 in 2001, 15 in 2000 and 13 in 1999. When the
Company assumed day-to-day operations of Longleaf in April, 1998, there were a number of homes under construction which were owned by the developer, as well as resale homes, on the market. As of June 30, 2003, the Company has sold 55 homes and 5 lots for these owners since April 1, 1998.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

                                    Longleaf
                              Unit Inventory Detail
                               As of June 30, 2003


     Model homes                                                  2
     Sold homes under construction                                3
     Inventory homes under construction                           3
     Lots owned                                                 187
                                                             ------
                                      Total unit inventory      195
                                                             ======

As of June 30, 2003, Heartland has an agreement for a $2,250,000 revolving line of credit for the construction of homes in Longleaf with Bank One of Illinois ("Bank One"). The revolving line of credit matures December 31, 2003 and bears interest at the prime rate (4.0% at June 30, 2003). At June 30, 2003, $1,105,000 had been advanced by Bank One to Heartland on the line of credit.

CMCVII, per the Longleaf lot Purchase and Sale Agreement, dated December 12, 2000, was required on April 1, 2002, November 1, 2002 and April 1, 2003 to pay $135,000, $250,000 and $135,000, respectively, to Maples Properties, Inc. ("Maples"), the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. Since the three payments were not made, this constitutes an event of default under the agreement. The Company believes Maples is in default of its obligations. In addition, Longleaf Associates Limited Partnership ("LALP"), the seller of the Longleaf lots, has not notified CMCVII that it is in default. LALP would be entitled to seek specific performance and/or other remedies as provided for in the contract. However, due to its belief that Maples has breached the contract, CMCVII does not intend to make these payments at this time. On June 19, 2003, Maples included CMCVII as a defendant in a lawsuit Maples filed against LALP in the North Carolina General Court of Justice Superior Court Division of Moore County for breach of contract. Maples is seeking $3,515,000 in compensatory damages from the defendants. CMCVII is vigorously defending itself against this action and at this time the Company has not recorded a loss contingency because it cannot be determined if it is a probable that a liability has been incurred and the amount of any possible liability cannot be determined. Also, management is not able to express an opinion on whether this action will or will not adversely affect the Company's future financial condition or results of operations.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

Fife, Washington

On December 1, 1998, the Company's 177 acre Fife property was annexed to the City of Fife, Washington. A Local Improvement District (LID) has been approved in order to support the improvement and extension of sewers and sewer capacity for the site. The City of Fife has zoned the property for residential usage. The Fife City Council approved the preliminary plat for the project on September 25, 2001. Development of the property was started during the first quarter of the year 2002. Also, the Company anticipates completing the engineering for the first phase of the development and submitting to the City of Fife the final first phase plat for its approval in the third quarter of the year 2003.

On August 22, 2002, Heartland executed documents for a loan of $4,000,000 from Bank One. At that time Bank One reserved $500,000 to pay future environmental costs if needed. As collateral for this loan, the Company pledged the Fife, Washington property. The loan bears interest at the prime rate plus 1% (5.0% at June 30, 2003), and matures August 31, 2003. The outstanding loan balance is $3,500,000 at June 30, 2003.

On December 19, 2002, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma (the "Port") in which the Port released all claims against the Company and the Company agreed either to (a) pay $1,100,000 on or before December 31, 2003, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. At June 30, 2003, Heartland's allowance for claims and liabilities for this site was $1,110,000. At June 30, 2003, interest owed to the Port had been paid to date.

Menomonee Valley

The Company owned approximately 152 acres of property in the Menomonee River Valley in Milwaukee, Wisconsin. The property is located next to Miller Park, the home stadium of the Milwaukee Brewers baseball team. The Company had proposed a mixed use development to include retail and entertainment uses complementary to the baseball park as a recreational destination. The City of Milwaukee had stated that it believed industrial development would be more appropriate for the site and the Redevelopment Authority of the City of Milwaukee ("RACM") had announced it would seek to acquire the property through eminent domain if necessary.

On June 10, 2003, RACM delivered to the Company an appraisal of the Company's property in the Menomonee Valley in Milwaukee as an initial step in RACM's condemnation of the property. The RACM appraisal valued the property at $3,550,000. On July 30, 2003, the Company received $3,550,000 and a release for all environmental matters related to the property from RACM and conveyed title to the property to RACM. The Company and RACM have agreed to negotiate the amount of additional compensation due from RACM to the Company. The Company has reserved the right to bring suit for additional consideration. The carrying amount of the Menomonee property is greater than the $3,550,000 initially received from RACM. Any additional amount to be received by the Company is uncertain at this time, however, management believes the total carrying value is recoverable. No impairment loss has been reflected in the consolidated financial statements at June 30, 2003.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

Property Sales and Leasing Activities

The Company has the right to sell easements for fiber optic lines along or across approximately 83 miles of rail right of way running from downtown Chicago west to Elgin and Northwest to Fox Lake, Illinois. The Company receives 2/3 of the proceeds of any sale.

Heartland's current inventory of land held for sale consists of approximately 13,719 acres located throughout 12 states. The book value of this inventory is approximately $633,000 at June 30, 2003. The majority of the land is former railroad rights-of-way, long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites located in small rural communities or outlying mid-cities, are leased to third parties for agricultural use and these properties may be improved with the lessee's structures.

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

Recognition and Measurement of Environmental Liabilities

It is Heartland's practice to evaluate environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then an allowance in the minimum amount of the range is established. If the Company were to use a different approach, the reserve could be materially higher. Estimates can be affected by various uncertainties including future changes in technology, changes in regulations or requirements of local governmental authorities, third party claims, the scope of work to be performed at each site, the portion of costs that may be shared and the timing of the remediation work. Environmental costs which are incurred in connection with Heartland's development activities are expensed or capitalized as appropriate.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

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

At June 30, 2003, the Company has recorded a liability of approximately $4,021,000 for possible environmental liabilities, including legal, remediation and consulting fees. In addition, Heartland has established an allowance for resolution of non-environmental claims of approximately $50,000.

At June 30, 2003, there is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is unable to determine whether environmental liabilities which management is unable to reasonably estimate may or may not have a significant adverse effect on Heartland's financial condition or results of operations.

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

Results of Operations

Operations for the three months ended June 30, 2003 and 2002 resulted in a net loss of ($1,303,000) and ($425,000), respectively. Operations for the six months ended June 30, 2003 and 2002, resulted in a net income of $4,249,000 and a net loss of ($970,000), respectively. For the three months ended June 30, 2003 and 2002, the net loss allocated to the Class A Limited Partners is ($1,283,000) and ($419,000), respectively or ($0.61) and ($0.20), respectively per Class A Unit. For the six months ended June 30, 2003 and 2002, the net income allocated to the Class A Limited Partners is $4,186,000, and the net loss is ($955,000), respectively or $2.00 and ($0.46), respectively per Class A Unit.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

The increase in net income for the first six months of 2003 compared to the net loss in the first six months of 2002 of $5,219,000 is primarily attributable to an increase in the gross profit on property sales from 2002 to 2003 of $6,986,000.

Total operating expenses were $3,205,000 and $1,896,000 for the six months ending June 30, 2003 and 2002, respectively. The increase of $1,309,000 is primarily due to increased sales and marketing expenses of $411,000, increased general and administrative expenses of $469,000 and an increase in interest expense of $179,000. The increase in sales and marketing expenses is primarily attributable to the payment of a commission to an outside broker on the Kinzie North 3.4 acres closing and consulting and legal expenses related to completing the sale of the Kinzie Station and Menomonee Valley properties. At this time, Heartland is focusing on raising cash by selling properties. The increase in general and administrative expenses is primarily attributable to an increase in legal expenses. Costs, such as interest expense, that would have been capitalized in prior periods are now being expensed since the properties are now under contract or for sale.

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

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of June 30, 2003, Heartland's total consolidated indebtedness was $5,105,000, which is due within one year. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future financial condition and results of operations. Management does not intend to abandon any projects.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at June 30, 2003 is $5,105,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate, the prime rate plus 1%, and at fixed rates of 5% and 7.5%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $13,000. The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Economic and Other Conditions Generally", "Access to Financing" and "Interest Rate Sensitivity". The Company is not subject to significant foreign currency exchange rate risk, commodity price risk or other relevant market price risks.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

Item 4. Controls and Procedures

CEO and CFO Certifications

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of this period, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

At June 30, 2003, Heartland's allowance for claims and liabilities was approximately $4,071,000. During the six months ended June 30, 2003, the Company incurred approximately $217,000 in expenses in respect to environmental matters. Material legal matters are discussed below.

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

Tacoma, Washington

In June 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest. On October 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified December 19, 2002, in which the Port released all claims and the Company agreed either to,
(a) pay $1,100,000 on or before December 31, 2003, plus interest from January 1, 1999 or, (b) to convey to the Port real property to be agreed upon at a later date. At June 30, 2003, interest owed to the Port had been paid to date. At June 30, 2003, Heartland's allowance for claims and liabilities for this site was $1,110,000. The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

Wheeler Pit, Janesville, Wisconsin

In November 1995, the Company settled a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997.

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

At four separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

Environmental sampling in 1995, at a 4.99 acre parcel in Minneapolis, Minnesota, disclosed that the parcel was impacted by releases of regulated materials from the 1960s operations of a former lessee. The Company continues to investigate the environmental condition of the property under the direction of the Minnesota Department of Agriculture. The Company filed suit against the former lessees of the site in the United States District of Minnesota in July 2002.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

Sampling performed in November 2000, has indicated the presence of solvents in the soil and groundwater under certain property owned by the Company in Milwaukee, Wisconsin. Management will not be able to determine the materiality of the remediation costs, if any, of these materials until the regulatory agency responds to reports the Company has submitted summarizing the extent of the releases. This property was subsequently conveyed to the Redevelopment Authority of the City of Milwaukee, ("RACM") on July 30, 2003. As part of the transaction, RACM released the Company from all environmental liability associated with the property.

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

Edwin Jacobson Litigation

On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or board members. One of the lawsuits alleges CMC violated the terms of his employment contract and that the officers and/or board members interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages. Mr. Jacobson also asked the court to reinstate his contract and to enjoin the Company from selling property or making distributions to Unitholders until it has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit was for defamation. He alleged he was defamed by statements in a Company press release advising investors of various pending business transactions and describing Heartland's termination of his contract. He was seeking $1,000,000 in compensatory damages and $5,000,000 in punitive damages. Edwin Jacobson v. CMC Heartland Partners et al., Case No. 02 CH 15160, consolidated with Case No. 02 L 010591, Circuit Court of Cook County, Illinois. On October 24, 2002, the Company filed motions to dismiss the lawsuits. On January 3, 2003, Mr. Jacobson filed amended complaints alleging the same and seeking the same relief. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. On May 29, 2003, the court dismissed with prejudice the defamation lawsuit against the Company, CMC and certain officers and/or board members. At the same time, the court dismissed with prejudice Mr. Jacobson's motion to enjoin the Company from selling its real estate. Mr. Jacobson has filed a motion for reconsideration of the dismissals. CMC is vigorously defending itself against the remaining lawsuit and, in the opinion of management, has good defenses against the one remaining lawsuit as its actions were consistent with its duties and in conformance with the law. The Company has not recorded a loss contingency related to this action because at this time it cannot be determined if it is probable that a liability has been incurred and the amount of any possible liability cannot be determined.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

CMCVII, per the Longleaf lot Purchase and Sale Agreement, dated December 12, 2000, was required on April 1, 2002, November 1, 2002 and April 1, 2003 to pay $135,000, $250,000 and $135,000, respectively, to Maples Properties, Inc. ("Maples"), the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. Since the three payments were not made, this constitutes an event of default under the agreement. The Company believes Maples is in default of its obligations. In addition, Longleaf Associates Limited Partnership ("LALP"), the seller of the Longleaf lots, has not notified CMCVII that it is in default. LALP would be entitled to seek specific performance and/or other remedies as provided for in the contract. However, due to its belief that Maples has breached the contract, CMCVII does not intend to make these payments at this time. On June 19, 2003, Maples included CMCVII as a defendant in a lawsuit Maples filed against LALP in the North Carolina General Court of Justice Superior Court Division of Moore County for breach of contract. Maples is seeking $3,515,000 in compensatory damages from the defendants. CMCVII is vigorously defending itself against this action and at this time the Company has not recorded a loss contingency because it cannot be determined if it is a probable that a liability has been incurred and the amount of any possible liability cannot be determined. Also, management is not able to express an opinion on whether this action will or will not adversely affect the Company's future financial condition or results of operations.

The Company is also subject to other suits and claims which have arisen in the ordinary course of business. In the opinion of management, reasonably possible losses from these matters should not be material to the Company's results of operations or financial condition.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:


Exhibit No.     Description
-----------     ----------------------------------------------------------------


10.66 First Amendment of Loan Agreement, Note, Deed of Trust, Security Agreement and Fixture Filing and Other Loan documents between CMC Heartland Partners IV, LLC and Bank One, NA dated April 30, 2003 (filed herewith).

10.67 Fourth Amendment of Construction Loan Agreement, Notes, Deed of Trust and Other Loan Documents dated April 12, 2003 between CMC Heartland Partners VII, LLC and Bank One, NA (filed herewith).

10.68 Fifth Amendment of Construction Loan Agreement, Notes, Deed of Trust and Other Loan Documents dated June 18, 2003 between CMC Heartland Partners VII, LLC and Bank One, NA (filed herewith).

99.09 Certification by Lawrence S. Adelson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2003 (filed herewith).

99.10 Certification by Daniel L. Bernardi, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 dated
                August 14, 2003 (filed herewith).

(b) Reports on Form 8-K;

None.

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HEARTLAND PARTNERS, L.P.
                                            ----------------------------
                                                    (Registrant)


Date:  August 14, 2003                      By /s/ Lawrence S. Adelson
                                               ------------------------
                                                  Lawrence S. Adelson
                                               (Manager of HTI Interests,
                                                  LLC, General Partner)

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

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e)of the Securities Exchange Act of
   1934, as amended) for the registrant and we have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

   c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



      Date:  August 14, 2003
                                            By /s/ Lawrence S. Adelson
                                               -----------------------
                                                 Lawrence S. Adelson
                                               Chief Executive Officer




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

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e)of the Securities Exchange Act of
   1934, as amended) for the registrant and we have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

   c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


      Date:  August 14, 2003


                                            By /s/ Daniel L. Bernardi
                                               ----------------------
                                                 Daniel L. Bernardi
                                               Chief Financial Officer

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2003


                                  EXHIBIT INDEX


Exhibit No.     Description
-----------     ----------------------------------------------------------------


10.66 First Amendment of Loan Agreement, Note, Deed of Trust, Security Agreement and Fixture Filing and Other Loan documents between CMC Heartland Partners IV, LLC and Bank One, NA dated April 30, 2003.

10.67 Fourth Amendment of Construction Loan Agreement, Notes, Deed of Trust and Other Loan Documents dated April 12, 2003 between CMC Heartland Partners VII, LLC and Bank One, NA .

10.68 Fifth Amendment of Construction Loan Agreement, Notes, Deed of Trust and Other Loan Documents dated June 18, 2003 between CMC Heartland Partners VII, LLC and Bank One, NA.

99.09 Certification by Lawrence S. Adelson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2003.

99.10 Certification by Daniel L. Bernardi, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 dated
                August 14, 2003.