Form 10-Q
period 2003-09-30
HEARTLAND PARTNERS L P
filed 2003-11-12
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended              September 30, 2003
                                     -----------------------------------------

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

                            HEARTLAND PARTNERS, L.P.
                               September 30, 2003



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

                   Consolidated Balance Sheets...............................3

                   Consolidated Statements of Operations.....................4

                   Consolidated Statements of Cash Flows.....................5

                   Notes to Consolidated Financial Statements................6

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................19

Item 3       Quantitative and Qualitative Disclosures About Market Risk.....31

Item 4       Controls and Procedures........................................31


PART II.  OTHER INFORMATION


Item 1       Legal Proceedings..............................................32

Item 6       Exhibits and Reports on Form 8-K...............................36

                   Signatures...............................................37

                   Certifications Pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002...............................37

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                             (amounts in thousands)
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            2003                 2002
                                                                       ---------------     ---------------
Assets:
Cash                                                                   $         1,297     $           709
Restricted cash                                                                    807                  42
Accounts receivable (net of allowance of $316 at September 30, 2003
  and December 31, 2002)                                                           525                 696
Due from affiliate (net of allowance of $133 at September 30, 2003
  and December 31, 2002)                                                         9,601               8,331
Prepaid and other assets                                                         1,136                 378
                                                                       ---------------     ---------------
       Total                                                                    13,366              10,156
                                                                       ---------------     ---------------

Property:
Land                                                                               491               1,072
Buildings and improvements                                                         634                 634
   Less accumulated depreciation                                                   263                 213
                                                                       ---------------     ---------------
Net land, buildings and improvements                                               862               1,493
Land held for sale                                                                 631                 645
Housing inventories                                                              3,540               7,671
Development land held for sale and development                                   4,410               4,807
Capitalized predevelopment costs                                                 8,413              14,083
                                                                       ---------------     ---------------
       Net properties                                                           17,856              28,699
                                                                       ---------------     ---------------

Total assets                                                           $        31,222     $        38,855
                                                                       ===============     ===============

Liabilities:
Notes payable                                                          $         5,145     $         8,282
Accounts payable and accrued
  expenses                                                                       1,538               3,193
Accrued real estate taxes                                                          363                 789
Allowance for claims and liabilities                                             3,753               4,050
Unearned rents and deferred income                                               1,353               1,429
Other liabilities                                                                2,874               2,150
                                                                       ---------------     ---------------
       Total liabilities                                                        15,026              19,893
                                                                       ---------------     ---------------

Partners' capital:
General Partner                                                                     43                  70
Class A Limited Partners - 2,142 units
  authorized and issued and  2,092 outstanding at
  September 30,2003 and December 31, 2002                                        6,583               9,308
Class B Limited Partner                                                          9,570               9,584
                                                                       ---------------     ---------------
       Total partners' capital                                                  16,196              18,962
                                                                       ---------------     ---------------

Total liabilities and partners' capital                                $        31,222     $        38,855
                                                                       ===============     ===============

          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   (amounts in thousands except per unit data)
                                   (Unaudited)


                                                    For the Three Months Ended              For the Nine Months Ended
                                                 September 30,       September 30,       September 30,       September 30,
                                                     2003                2002                2003                2002
                                                ---------------     ---------------     ---------------     ---------------
Income:
Property sales                                  $         4,657     $         1,411     $        17,088     $         4,943
Less: Cost of property sales                              8,172                 979              13,035               3,929
                                                ---------------     ---------------     --------------      ---------------

Gross (loss) profit on property sales                    (3,515)                432               4,053               1,014
                                                ---------------     ---------------     ---------------     ---------------

Operating Expenses:
Selling expenses                                            491                 278               1,539                 915
General and administrative
  expenses                                                  855                 444               2,422               1,542
Interest expense                                             95                   3                 301                  30
Bad dept expense                                             --                 316                  --                 316
Real estate taxes                                            74                  24                 241                 131
Environmental expenses and other charges                   (180)                 24                  37                  51
                                                ---------------     ---------------     ---------------     ---------------

Total operating expenses                                  1,335               1,089               4,540               2,985
                                                ---------------     ---------------     ---------------     ---------------

Operating loss                                           (4,850)               (657)               (487)             (1,971)

Other Income and (Expenses):
Portfolio income                                              6                   4                  21                 302
Rental income                                                45                  85                 132                 279
Other income (loss)                                         135                 (33)                158                  57
Depreciation                                                (17)                (17)                (50)                (49)
Management fee                                             (103)               (104)               (309)               (310)
                                                ---------------     ---------------     ---------------     ---------------

Total other income (loss)                                    66                 (65)                (48)                279
                                                ---------------     ---------------     ---------------     ---------------

Net  loss                                       $        (4,784)    $          (722)    $          (535)    $        (1,692)
                                                ===============     ===============     ===============     ===============

Net loss allocated to
  General partner                               $           (48)    $            (7)    $            (5)    $           (17)
                                                ===============     ===============     ===============     ===============
Net loss allocated to
  Class B limited partner                       $           (24)    $            (3)    $            (3)    $            (8)
                                                ===============     ===============     ===============     ===============
Net  loss allocated to
  Class A limited partners                      $        (4,712)    $          (712)    $          (527)    $        (1,667)
                                                ===============     ===============     ===============     ===============
Net  loss per Class A
  Limited partnership unit                      $         (2.25)    $         (0.34)    $         (0.25)    $         (0.80)
                                                ===============     ===============     ===============     ===============
Weighted average number of Class A limited
  partnership units outstanding                           2,092               2,092               2,092               2,093
                                                ===============     ===============     ===============     ===============

          See accompanying notes to consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)
                                   (Unaudited)


                                                                                For the Nine Months Ended
                                                                             September 30,       September 30,
                                                                                 2003                2002
                                                                            ---------------     ---------------
Cash Flow from Operating Activities:
Net loss                                                                    $          (535)    $        (1,692)
Adjustments reconciling net loss to net cash provided by (used in)
  operating activities:
Land write off to cost of sales                                                         581                  --
Allowance for bad debts                                                                  --                 316
Depreciation                                                                             50                  49
Net change in allowance for claims and liabilities                                     (297)                 19
Net change in assets and liabilities:
   Decrease (increase) in accounts receivable                                           171                 (53)
   Decrease in housing inventories, net                                               4,131               2,078
   Decrease in land held for sale                                                        14                  58
   Decrease in development land held for sale and development, net                      397                  --
   Decrease (increase) in capitalized predevelopment costs, net                       5,670              (2,946)
   (Decrease) increase in accounts payable and accrued liabilities                   (1,655)                541
   Net change in other assets and liabilities                                          (536)                (38)
                                                                            ---------------     ---------------

Net cash provided by (used in) operating activities                                   7,991              (1,668)
                                                                            ---------------     ---------------

Cash Flow from Investing Activities:
Increase in note receivable from affiliate                                               --                (278)
Purchase PG Oldco, Inc. Notes                                                          (770)                 --
                                                                            ---------------     ---------------

Net cash used in investing activities                                                  (770)               (278)
                                                                            ---------------     ---------------

Cash Flow from Financing Activities:
Advances on notes payable                                                             1,076               6,332
Payoffs on notes payable                                                             (4,713)             (3,980)
Redemption of Class A Limited Partner units                                              --                 (40)
Distribution to partners                                                             (2,231)                 --
Distributions received from joint venture                                                --                 158
(Increase) decrease in restricted cash                                                 (765)              1,151
Decrease in cash overdraft                                                               --                (278)
                                                                            ---------------     ---------------

Net cash (used in) provided by financing activities                                  (6,633)              3,343
                                                                            ---------------     ---------------

Net increase in cash                                                                    588               1,397

Cash at beginning of period                                                             709                 103
                                                                            ---------------     ---------------

Cash at end of period                                                       $         1,297     $         1,500
                                                                            ===============     ===============

Non-cash Activities:
Note payable to PG Oldco, Inc. for purchase of HTI promissory notes         $           500     $            --
                                                                            ===============     ===============

Write off of buildings and improvements and the related
  accumulated depreciation                                                  $            --     $           996
                                                                            ===============     ===============

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

Heartland was organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. At September 30, 2003, CMC Heartland Partners ("CMC") is an operating general partnership owned 99.99% by Heartland and .01% by HTI Interests, LLC ("HTII"). HTII is the General Partner of Heartland, (in such capacity, the "General Partner"). HTII is a Delaware limited liability company, owned 99.9% by Heartland Technology, Inc. ("HTI"), formerly known as Milwaukee Land Company and ..1% by HTI Principals, Inc., a Delaware corporation, owned by four former directors of HTI's Board of Directors and a current director of HTI.

The following table sets forth various entities formed by the Company since its inception, date and purpose of formation, development location and Ownership:

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                          YEAR
COMPANY                                                   FORMED   BUSINESS PURPOSE
-----------------------------------------------------     ------   ----------------------------------------------------------------
Heartland Development Corporation         ("HDC")          1993    General Partner of CMC Heartland Partners I, Limited Partnership
CMC Heartland Partners I, Limited         ("CMCLP")        1993    Owned Bloomfield development
 Partnership
CMC Heartland Partners I, LLC             ("CMCI")         1998    Owns Kinzie Station Phase II
CMC Heartland Partners II, LLC            ("CMCII")        1997    Owned the Goose Island Industrial Park joint venture
CMC Heartland Partners III, LLC           ("CMCIII")       1997    Owned Kinzie Station Phase I
CMC Heartland Partners IV, LLC            ("CMCIV")        1998    Developing approximately 177 acres in Fife, Washington
CMC Heartland Partners V, LLC             ("CMCV")         1996    Owned lots and homes in Osprey Cove
CMC Heartland Partners VI, LLC            ("CMCVI")        1997    Dormant limited liability corporation
CMC Heartland Partners VII, LLC           ("CMCVII")       1997    Owns lots and homes in the Longleaf Country Club
CMC Heartland Partners VIII, LLC          ("CMCVIII")      1998    Dormant limited liability corporation
Lifestyle Construction Company,Inc.       ("LCC")          1998    Serves as the general contractor in North Carolina
Lifestyle Communities, Ltd.               ("LCL")          1996    Serves as the exclusive sales agent in the
                                                                     Longleaf development


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


(1) Stock wholly owned by Heartland.

(2) HDC owned a 1% General Partnership interest and CMC owned a 99% Limited Partnership interest.

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

Subject to the limitations described in the preceding paragraph, the General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the Class B Interest and 1% to the General Partner. Liquidating distributions, upon dissolution of the partnership, are made pro rata to each partner in accordance with its positive Capital Account balance after certain adjustments set out in the Partnership agreement. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month. No cash distributions were made during the year 2002. On August 11, 2003, Heartland declared a cash distribution of $1.05 per Unit. On September 15, 2003, the Company distributed approximately $2,231,000, 98.5%, to the Unitholders of record at August 29, 2003, 1% to the General Partner and 0.5% to the Class B Interest.

As of September 30, 2003 and December 31, 2002, Heartland and CMC had loaned HTI an aggregate of $8,464,000. The loans are collateralized by a security interest in the Class B Interest and bear interest at 13%. Effective April 1, 2002, CMC stopped accruing interest on the outstanding note receivable balance. The Company has also received as compensation for the loans a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock is now trading in the over-the-counter market (due to being delisted from the American Stock Exchange) at less than $.01 per share at September 30, 2003. The initial terms of the loan were based on the collateral of the Class B Interest and prevailing borrowing rates. When HTI raised capital through the issuance of subordinated debentures at 13% interest and the grant of warrants, the loan terms were changed to reflect HTI's cost of capital.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B Interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also had a security interest in the Collateral and had commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. had a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland on May 23, 2003 purchased from PG Oldco, Inc. the notes owed by HTI aggregating $2,200,000 in principal amount for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003 that bears interest at 5% compounded quarterly. The purchase price of $1,270,000 was recorded as an increase in Due from Affiliate. At September 30, 2003, HTI owed Heartland and CMC approximately $9,734,000. Heartland has recorded an allowance of approximately $133,000 on the note receivable balance of $9,734,000 based on the September 30, 2003 Class B Interest capital account balance of $9,570,000.

Accounts Receivable

The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $316,000 as of September 30, 2003 and December 31, 2002.

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

Investment in Joint Venture

Investment in joint venture represents recording of the Company's interest under the equity method of accounting. Under the equity method of accounting, the Company recorded its initial interest at cost and adjusts its investment accounts for additional capital contributions, distributions and its share of joint venture income or loss. With respect to the Goose Island joint venture, Heartland sold its interest to its partners on October 22, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in the preparation of the financial statements include the value of the Class B Interest which represents the collateral of the Heartland Technology, Inc. note receivable owed to the Company and CMC, estimated costs to complete long term development projects, the collectability of the note and interest receivable from Mr. Jacobson, former President and Chief Executive Officer of CMC, estimated bad debt expense, the recoverability of the total cost of properties and the estimates used in determining the Company's environmental liabilities. Actual results will differ from those estimates used in preparation of these financial statements.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Heartland's assets are carried at historical cost. At September 30, 2003 and December 31, 2002, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

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

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances, such as a condemnation proceeding being brought by a governmental agency against the Company or the discovery of an environmental liability related to a particular site, indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss, the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property. No event occurred during the nine months ended September 30, 2003 and the year 2002 that resulted in an impairment loss being recognized.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the nine months ended September 30, 2003 and the year 2002 that resulted in an impairment loss being recognized.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Housing inventories (including completed model homes) consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost, which is not in excess of fair value. Land, land development and indirect costs are allocated to cost of sales on the basis of units closed in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units closed for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value less the cost to dispose of the inventories, is less than the capitalized costs. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value. No event occurred during the nine months ended September 30, 2003 and the year 2002 that resulted in an impairment loss being recognized.

Housing inventories consisted of the following at September 30, 2003 and December 31, 2002 (amounts in thousands):

                              September 30,     December 31,
                                  2003              2002
                             --------------    --------------

Land under development       $        2,135    $        3,118

Direct construction costs             1,172             1,405

Capitalized project costs               233             3,148
                             --------------    --------------
      Total                  $        3,540    $        7,671
                             ==============    ==============

The costs associated with the Kinzie Station Phase II were reclassified from housing inventories to development land held for sale and development and capitalized predevelopment costs on March 31, 2003.

2.  Contingencies

At September 30, 2003 and December 31, 2002, Heartland's allowance for claims and liabilities was approximately $3,753,000 and $4,050,000, respectively. At September 30, 2003, this allowance related entirely to environmental matters. Significant legal proceedings and contingencies are discussed in the 2002 Form 10-K.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

On December 19, 2002, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma (the "Port") in which the Port released all claims against the Company and the Company agreed either to (a) pay $1,100,000 on or before December 31, 2003, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. At September 30, 2003 and December 31, 2002, Heartland's allowance for claims and liabilities for this site was $1,110,000. At September 30, 2003 and December 31, 2002, interest owed to the Port had been paid to date.

Pursuant to the terms of a conveyance agreement dated June 27, 1990, the Company agreed to assume all liability for certain claims in reorganization pending against the Chicago Milwaukee St. Paul and Pacific Railroad Company, ("Milwaukee Road"). By order dated June 25, 2003, the US Federal District Court for the Northern District of Illinois, sitting as the Milwaukee Road Reorganization Court granted the Company's motion to dismiss those pending claims.

In February 2002, the Company filed suit against the Southeast Wisconsin Professional Baseball District (the "District") in Milwaukee County Circuit Court to enforce a provision of a contract between the District and Heartland providing for the construction of an additional two lane bridge to the Company's Menomonee Valley project.

On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or board members. One of the lawsuits alleges CMC violated the terms of his employment contract and that the officers and/or board members interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages. Mr. Jacobson also asked the court to reinstate his contract and to enjoin the Company from selling property or making distributions to Unitholders until it has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit was for defamation. He alleged he was defamed by statements in a Company press release advising investors of various pending business transactions and describing Heartland's termination of his contract. He was seeking $1,000,000 in compensatory damages and $5,000,000 in punitive damages. Edwin Jacobson v. CMC Heartland Partners et al., Case No. 02 CH 15160, consolidated with Case No. 02 L 010591, Circuit Court of Cook County, Illinois. On October 24, 2002, the Company filed motions to dismiss the lawsuits. On January 3, 2003, Mr. Jacobson filed amended complaints alleging the same and seeking the same relief. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. On May 29, 2003, the court dismissed with prejudice the defamation lawsuit against the Company, CMC and certain officers and/or board members. At the same time, the court dismissed with prejudice Mr. Jacobson's motion to enjoin the Company from selling its real estate. Mr. Jacobson has filed a motion for reconsideration of the dismissals. CMC is vigorously defending itself against the remaining lawsuit and, in the opinion of management, has good defenses against the remaining lawsuit arising out of Mr. Jacobson's employment contract as its actions were consistent with its duties and in conformance with the law. The Company has not recorded a loss contingency related to this action because at this time it cannot be determined if it is probable that a liability has been incurred and the amount of any possible liability cannot be determined.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

On February 28, 2003, in the Superior Court of the State of Delaware, the Company filed suit against the former President and Chief Executive Officer of CMC, Edwin Jacobson, to collect all principal and interest owed the Company, approximately $332,000, (which includes $16,000 of interest that has not been recorded on the financial statements), related to money borrowed on October 17, 2000 that has not been paid in accordance with the terms of the note. Of this amount, $316,000 has been recorded as an allowance for bad debt. In June 2003, the Company's motion for summary judgement was denied by the Superior Court of the State of Delaware and the court granted Mr. Jacobson's motion for stay pending the litigation described in the preceding paragraph. The Company has appealed this decision.

CMCVII, per the Longleaf lot Purchase and Sale Agreement, dated December 12, 2000, was required on April 1, 2002, November 1, 2002, April 1, 2003 and November 1, 2003 to pay $135,000, $250,000, $135,000 and $250,000, respectively, to Maples Properties, Inc. ("Maples"), the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. Since the four payments were not made, this constitutes an event of default under the agreement. The Company believes Maples is in default of its obligations. In addition, Longleaf Associates Limited Partnership ("LALP"), the seller of the Longleaf lots, has not notified CMCVII that it is in default. LALP would be entitled to seek specific performance and/or other remedies as provided for in the contract. However, due to its belief that Maples has breached the contract, CMCVII does not intend to make these payments at this time. On June 19, 2003, Maples included CMCVII as a defendant in a lawsuit Maples filed against LALP in the North Carolina General Court of Justice Superior Court Division of Moore County for breach of contract. Maples is seeking $3,515,000 in compensatory damages from the defendants. CMCVII is vigorously defending itself against this action and at this time the Company has not recorded a loss contingency because it cannot be determined if it is a probable that a liability has been incurred and the amount of any possible liability cannot be determined. Also, management is not able to express an opinion on whether this action will or will not adversely affect the Company's future financial condition or results of operations.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

The Company owned approximately 142 acres of property in the Menomonee River Valley in Milwaukee, Wisconsin. The property is located next to Miller Park, the home stadium of the Milwaukee Brewers baseball team. The Company had proposed a mixed use development to include retail and entertainment uses complementary to the baseball park as a recreational destination. The City of Milwaukee had stated that it believed industrial development would be more appropriate for the site and the Redevelopment Authority of the City of Milwaukee ("RACM") had announced it would seek to acquire the property through eminent domain if necessary. On June 10, 2003, RACM delivered to the Company an appraisal of the Company's property in the Menomonee Valley in Milwaukee as an initial step in RACM's condemnation of the property. The RACM appraisal valued the property at $3,550,000. On July 30, 2003, the Company received $3,550,000 and a release for all environmental matters related to the property from RACM and conveyed title to the property to RACM. The Company and RACM have agreed to negotiate the amount of additional compensation due from RACM to the Company. The Company has reserved the right to bring suit for additional consideration. Any additional amount to be received by the Company is uncertain at this time, however management believes that additional consideration will be received either through negotiation with RACM or the filing of a lawsuit. The carrying amount of the Menomonee property was approximately $7,656,000. This amount compared to the $3,550,000 received from RACM resulted in a loss of approximately $4,106,000 that has been recognized as part of the gross profit on property sales in the consolidated financial statements at September 30, 2003. Any additional compensation received will be recognized as income in the period received.

3.  Notes Payable

Heartland had a line of credit agreement in the amount of $3,850,000 with LaSalle National Bank ("LNB"). On February 11, 2003, the Company closed on the sale of approximately 3.4 acres of land in Chicago, Illinois at a price of $9,850,000. At that time the outstanding LNB line of credit balance of $3,850,000 was paid in full. The LNB line of credit matured March 31, 2003.

As of December 8, 2000, Heartland had an agreement for a $3,000,000 revolving line of credit for the construction of homes in its Longleaf community located in Southern Pines, North Carolina with Bank One of Illinois ("Bank One"). Effective April 23, 2003, the revolving line of credit was reduced to $2,250,000. The carrying value of the land and housing inventories for this loan at September 30, 2003 and December 31, 2002, is $2,243,000 and $2,290,000,
respectively. The line of credit matures on December 31, 2003 and bears interest at the prime rate (4.0% at September 30, 2003). At September 30, 2003 and December 31, 2002, $1,145,000 and $932,000, respectively, had been advanced by Bank One to Heartland on the line of credit.

On August 22, 2002, Heartland executed documents for a loan of $4,000,000 from Bank One. At that time $500,000 was held in reserve by Bank One to pay future environmental costs if needed. As collateral for this loan, the Company pledged the Fife, Washington property. Effective August 31, 2003, Heartland executed documents that extended the maturity date of the loan to December 31, 2003 and required Heartland to deposit the earnest money received from the purchaser of the Fife property (a total of $1,500,000 by October 15, 2003) as collateral for the loan in a money market account with Bank One, of which $750,000 has been deposited as of September 30, 2003 and is included as a component of restricted cash. An additional $750,000 was deposited in the money market account by October 15, 2003. The loan bears interest at the prime rate plus 1% (5.0% at September 30, 2003), and matures December 31, 2003. The carrying value of the land and development costs collateralizing the loan is $6,190,000 and $6,116,000 at September 30, 2003 and December 31, 2002, respectively. The outstanding loan balance is $3,500,000 at September 30, 2003 and December 31, 2002.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

On May 23, 2003, the Company purchased notes (see Note 1 to the Consolidated Financial Statements) issued by HTI to PG Oldco, Inc. for $770,000 in cash and a note payable for $500,000, which bears interest at 5% and is due October 31, 2003. The $500,000 promissory note dated October 22, 2002 granted to CMCII by Goose, LLC related to the sale of the Company's interest in the Goose Island joint venture to its partners on October 22, 2002 has been pledged as collateral for the $500,000 PG Oldco, Inc. note payable. The outstanding note payable balance is $500,000 at September 30, 2003.

As of September 30, 2003, Heartland's total consolidated indebtedness was $5,145,000, which is due within one year. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future financial condition and results of operations. Management does not intend to abandon any projects.

4. Related Party Transactions

Heartland has a management agreement with HTII pursuant to which Heartland is required to pay HTII an annual management fee in the amount of $413,000 for the years 2003 and 2002. As of September 30, 2003, the Company has prepaid approximately $93,000 of the fourth quarter management fee. The management agreement terminates on June 27, 2005.

Under a management services agreement, HTI was reimbursing CMC for reasonable and necessary costs and expenses for services. These totaled approximately $165,000 for the three months ended March 31, 2002. Effective April 1, 2002, CMC stopped accruing the reimbursement of management services, as well as the accrual of interest on the outstanding note receivable balance. CMC stopped these accruals because of the uncertainty related to the competing interests in the Collateral (see Note 1 to the Consolidated Financial Statements and the next paragraph) and the uncertainty concerning the continued existence of HTI as a going concern. HTI's stock is now trading in the over-the-counter market (due to being delisted from the American Stock Exchange) at less than $.01 per share as of September 30, 2003.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Collateral. PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also had a security interest in the Collateral and had commenced steps to protect its interest. Because of the competing interests in the Collateral, Heartland on May 23, 2003 purchased from PG Oldco, Inc. the notes owed by HTI aggregating $2,200,000 in principal amount for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003 that bears interest at 5% compounded quarterly. The purchase price of $1,270,000 was recorded as an increase in Due from Affiliate. At September 30, 2003, HTI owed Heartland and CMC approximately $9,734,000. Heartland has recorded an allowance of approximately $133,000 on the note receivable balance of $9,734,000 based on the September 30, 2003 Class B Interest capital account balance of $9,570,000.

On September 15, 2003, Heartland distributed $22,000 to the General Partner and $11,000 to the Class B Interest as part of the approximately $2,231,000 distributed to all partners.

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

5. Employee Compensation Arrangements

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement is from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. The phantom Units awarded under the incentive compensation plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. Compensation expense of $105,000 has been recognized in the consolidated statements of operations, of which $59,000 has been paid, for the nine months ended September 30, 2003.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan were computed by multiplying the following percentages (3% for the year 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. Effective December 31, 2001, the CMC Plan was amended to vest benefits earned under the CMC Plan as of December 31, 2001 and provides that earned benefits shall be paid at the time of a cash distribution to the Unitholders. The CMC Plan was then terminated effective December 31, 2001. As of September 30, 2003, $973,000 had been accrued as compensation expense under the plans of which $481,000 has been paid to the officers by the Company.

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Three officers of the Company are eligible for benefits under the 2002 CMC Plan. As of September 30, 2003, $321,000 has been accrued as compensation expense under the 2002 CMC Plan of which $206,000 has been paid to the three officers. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units each payable at the time of any distributions to the Unitholders. The phantom Units awarded under the CMC Plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. Compensation expense related to these phantom Units of $31,500 has been recognized in the consolidated statements of operations, of which $19,500 has been paid, for the nine months ended September 30, 2003.

6. Subsequent Events

During October 2003, an additional $750,000 was deposited into the money market account with Bank One. A total amount of $1,500,000 has been deposited as collateral for the $3,500,000 outstanding Bank One loan.

During October 2003, payment on the $500,000 note receivable from Goose, LLC related to the sale of the Company's interest in the Goose Island joint venture was received. The $500,000 PG Oldco, Inc. note payable that was due on October 31, 2003 related to the Company's purchase of notes issued by HTI to PG Oldco, Inc. along with accrued interest was paid.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003


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

Summary of Critical Accounting Policies

Accounts Receivable

The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $316,000 as of September 30, 2003 and December 31, 2002.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

Investment in Joint Venture

Investment in joint venture represents recording of the Company's interest under the equity method of accounting. Under the equity method of accounting, the Company recorded its initial interest at cost and adjusts its investment accounts for additional capital contributions, distributions and its share of joint venture income or loss. With respect to the Goose Island joint venture, Heartland sold its interest to its partners on October 22, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in the preparation of the financial statements include the value of the Class B Interest which represents the collateral of the Heartland Technology, Inc. note receivable owed to the Company and CMC, estimated costs to complete long term development projects, the collectability of the note and interest receivable from Mr. Jacobson, former President and Chief Executive Officer of CMC, estimated bad debt expense, the recoverability of the total cost of properties and the estimates used in determining the Company's environmental liabilities. Actual results will differ from those estimates used in preparation of these financial statements.

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

Heartland's assets are carried at historical cost. At September 30, 2003 and December 31, 2002, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances, such as a condemnation proceeding being brought by a governmental agency against the Company or the discovery of an environmental liability related to a particular site, indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss, the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property. No event occurred during the nine months ended September 30, 2003 and the year 2002 that resulted in an impairment loss being recognized.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the nine months ended September 30, 2003 and the year 2002 that resulted in an impairment loss being recognized.

Housing inventories (including completed model homes) consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost, which is not in excess of fair value. Land, land development and indirect costs are allocated to cost of sales on the basis of units closed in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units closed for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value less the cost to dispose of the inventories, is less than the capitalized costs. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value. No event occurred during the nine months ended September 30, 2003 and the year 2002 that resulted in an impairment loss being recognized.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003


Housing inventories consisted of the following at September 30, 2003 and December 31, 2002 (amounts in thousands):

                              September 30,      December 31,
                                  2003               2002
                             ---------------   ---------------

Land under development       $         2,135   $         3,118

Direct construction costs              1,172             1,405

Capitalized project costs                233             3,148
                             ---------------   ---------------
      Total                  $         3,540   $         7,671
                             ===============   ===============

The costs associated with the Kinzie Station Phase II were reclassified from housing inventories to development land held for sale and development and capitalized predevelopment costs on March 31, 2003.

Liquidity and Capital Resources

Cash flow from operating activities has been derived primarily from proceeds of property sales. Cash was $2,104,000 (including $807,000 of restricted cash) at September 30, 2003 and $751,000 (including $42,000 of restricted cash) at December 31, 2002.

Net cash provided by operating activities was $7,991,000 in the first nine months of 2003, compared to ($1,668,000) used in operating activities in the first nine months of 2002 or an increase in net cash provided by operating activities of $9,659,000 between the two nine month periods. This is primarily attributable to an increase from 2002 to 2003 in revenues from the closing of property sales of $12,145,000.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from HTI. Heartland has initiated steps to protect its security interest in the Class B Interest (the "Collateral"). PG Oldco, Inc., a creditor of HTI under notes aggregating $2,200,000 in principal amount, also had a security interest in the Collateral and had commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement (the "Inter-Creditor Agreement") among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. had a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, Heartland on May 23, 2003 purchased from PG Oldco, Inc. the notes owed by HTI aggregating $2,200,000 in principal amount for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003 that bears interest at 5% compounded quarterly. The purchase price of $1,270,000 was recorded as an increase in Due from Affiliate. At September 30, 2003, HTI owed Heartland and CMC approximately $9,734,000. Heartland has recorded an allowance of approximately $133,000 on the note receivable balance of $9,734,000 based on the September 30, 2003 Class B Interest capital account balance of $9,570,000.

On May 23, 2003, the Company purchased notes (see paragraph above) issued by HTI to PG Oldco, Inc. for $770,000 in cash and a note payable for $500,000, which bears interest at 5% and is due October 31, 2003. The $500,000 promissory note dated October 22, 2002 granted to CMCII by Goose, LLC related to the sale of the Company's interest in the Goose Island joint venture to its partners on October 22, 2002 has been pledged as collateral for the $500,000 PG Oldco, Inc. note payable. The outstanding note payable balance is $500,000 at September 30, 2003. During October 2003, payment on the $500,000 note receivable from Goose, LLC related to the sale of the Company's interest in the Goose Island joint venture was received. The $500,000 PG Oldco, Inc. note payable that was due on October 31, 2003 related to the Company's purchase of notes issued by HTI to PG Oldco, Inc. along with accrued interest was paid.

On August 11, 2003, Heartland declared a cash distribution of $1.05 per Unit. On September 15, 2003, the Company distributed approximately $2,231,000, 98.5%, to the Unitholders of record at August 29, 2003, 1% to the General Partner and 0.5% to the Class B Interest.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003


Development Property

At September 30, 2003, property designated for sale and development consisted of 8 sites comprising approximately 345 acres. The book value of this land is $6,545,000 or an average of $19,000 per acre. Heartland reviews these properties to determine whether to hold, develop, joint venture or sell. Heartland's objective for these properties is to maximize Unitholder value. At this time, Heartland is focusing on raising cash by selling properties.

The real estate development business is highly competitive. Heartland is subject to competition from a great number of real estate developers, including developers with national operations, many of which have greater sales and financial resources than Heartland.

Kinzie Station

Heartland has a 2.68 acre site in the City of Chicago known as Kinzie Station Phase I and Phase II. Zoning approval for the construction of 381 residential units on this 2.68 acre site was received in 1997. On March 28, 2001, zoning approval to increase the total number of residential units from 381 to 442 units was received from the City of Chicago. In addition to the 2.68 acre site, the Company owns approximately 5 acres of land and 4 acres of air rights adjacent to Kinzie Station Phase I and II ("Kinzie Station North"). Of the 5 acres, approximately 3 acres are currently zoned for residential units, a food store and a public park. A consortium of residential developers has the Kinzie Station North residential acreage under contract. On February 11, 2003, the sale of two parcels was closed for $9,850,000. The closing of the third parcel is contingent on the vacation of a city street by the City of Chicago. Management believes that this vacation could take place during the year 2004. The Company has an agreement to sell the food store site to a retail developer. The closing of this sale is contingent on certain governmental approvals, which could take place in 2004.

The remaining approximately 2 acres the Company owns in Chicago is zoned for commercial use. The Company has an agreement to sell these 2 acres to a commercial user, subject to various contingencies.

Kinzie Station Phase I

Kinzie Station Phase I was situated on 1.23 acres. The construction of Kinzie Station Phase I, which is complete, started on October 1, 1998. The Company has closed all 187 units (163 Tower units and 24 Plaza units), during the period May 1, 2000 to September 30, 2003; 1 in 2003, 8 in 2002, 38 in 2001 and 140 in 2000.
The Company's remaining ownership in Kinzie Station Phase I is approximately 5,200 square feet of commercial space, including the Company's offices, and 22 parking spaces.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

Kinzie Station Phase II

Heartland has a 1.45 acre site in the City of Chicago known as Kinzie Station Phase II. The Company has zoning to construct a 267 unit residential tower building. On April 23, 2003, the Company signed a contract to sell the property, subject to various contingencies.

Longleaf

At September 30, 2003, the Company owns 194 lots in its Longleaf community located in Southern Pines, North Carolina. At September 30, 2003, the book value of the lots is $2,135,000, an average of $11,000 per lot.

In Longleaf, the Company has closed as of September 30, 2003, a total of 53 contracts; 7 in 2003, 9 in 2002, 9 in 2001, 15 in 2000 and 13 in 1999. When the
Company assumed day-to-day operations of Longleaf in April, 1998, there were a number of homes under construction which were owned by the developer, as well as resale homes, on the market. As of September 30, 2003, the Company has sold 59 homes and 5 lots for these owners since April 1, 1998.

                                    Longleaf
                              Unit Inventory Detail
                            As of September 30, 2003


     Model homes                                                  1
     Sold homes under construction                                3
     Inventory homes under construction                           3
     Lots owned                                                 187
                                                             ------
                               Total unit inventory             194
                                                             ======

As of September 30, 2003, Heartland has an agreement for a $2,250,000 revolving line of credit for the construction of homes in Longleaf with Bank One of Illinois ("Bank One"). The revolving line of credit matures December 31, 2003 and bears interest at the prime rate (4.0% at September 30, 2003). At September 30, 2003, $1,145,000 had been advanced by Bank One to Heartland on the line of credit.

CMCVII, per the Longleaf lot Purchase and Sale Agreement, dated December 12, 2000, was required on April 1, 2002, November 1, 2002, April 1, 2003 and November 1, 2003 to pay $135,000, $250,000, $135,000 and $250,000, respectively, to Maples Properties, Inc. ("Maples"), the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. Since the four payments were not made, this constitutes an event of default under the agreement. The Company believes Maples is in default of its obligations. In addition, Longleaf Associates Limited Partnership ("LALP"), the seller of the Longleaf lots, has not notified CMCVII that it is in default.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

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

Fife, Washington

On December 1, 1998, the Company's 177 acre Fife property was annexed to the City of Fife, Washington. A Local Improvement District (LID) has been approved in order to support the improvement and extension of sewers and sewer capacity for the site. The City of Fife has zoned the property for residential usage. The Fife City Council approved the preliminary plat for the project on September 25, 2001. Development of the property was started during the first quarter of the year 2002. The Company has an agreement to sell the Fife property to a national homebuilder.

On August 22, 2002, Heartland executed documents for a loan of $4,000,000 from Bank One. At that time Bank One reserved $500,000 to pay future environmental costs if needed. As collateral for this loan, the Company pledged the Fife, Washington property. Effective August 31, 2003, Heartland executed documents that extended the maturity date of the loan to December 31, 2003 and required Heartland to deposit the earnest money received from the purchase of the Fife property (a total of $1,500,000 by October 15, 2003) as collateral for the loan in a money market account with Bank One, of which $750,000 has been deposited at September 30, 2003 and is included as a component of restricted cash. The additional $750,000 was deposited by the Company by October 15, 2003. The loan bears interest at the prime rate plus 1% (5.0% at September 30, 2003), and matures December 31, 2003. The outstanding loan balance is $3,500,000 at September 30, 2003.

On December 19, 2002, the Company modified its October 1, 1998 settlement agreement with the Port of Tacoma (the "Port") in which the Port released all claims against the Company and the Company agreed either to (a) pay $1,100,000 on or before December 31, 2003, plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. At September 30, 2003, Heartland's allowance for claims and liabilities for this site was $1,110,000. At September 30, 2003, interest owed to the Port had been paid to date.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

Menomonee Valley

The Company owned approximately 142 acres of property in the Menomonee River Valley in Milwaukee, Wisconsin. The property is located next to Miller Park, the home stadium of the Milwaukee Brewers baseball team. The Company had proposed a mixed use development to include retail and entertainment uses complementary to the baseball park as a recreational destination. The City of Milwaukee had stated that it believed industrial development would be more appropriate for the site and the Redevelopment Authority of the City of Milwaukee ("RACM") had announced it would seek to acquire the property through eminent domain if necessary.

On June 10, 2003, RACM delivered to the Company an appraisal of the Company's property in the Menomonee Valley in Milwaukee as an initial step in RACM's condemnation of the property. The RACM appraisal valued the property at $3,550,000. On July 30, 2003, the Company received $3,550,000 and a release for all environmental matters related to the property from RACM and conveyed title to the property to RACM. The Company and RACM have agreed to negotiate the amount of additional compensation due from RACM to the Company. The Company has reserved the right to bring suit for additional consideration. Any additional amount to be received by the Company is uncertain at this time, however management believes that additional consideration will be received either through negotiation with RACM or the filing of a lawsuit. The carrying amount of the Menomonee property was approximately $7,656,000. This amount compared to the $3,550,000 received from RACM resulted in a loss of approximately $4,106,000 that has been recognized as part of the gross profit on property sales in the consolidated financial statements at September 30, 2003. Any additional compensation received will be recognized as income in the period received.

Property Sales and Leasing Activities

The Company has the right to sell easements for fiber optic lines along or across approximately 83 miles of rail right of way running from downtown Chicago west to Elgin and Northwest to Fox Lake, Illinois. The Company receives 2/3 of the proceeds of any sale.

Heartland's current inventory of land held for sale consists of approximately 13,694 acres located throughout 12 states. The book value of this inventory is approximately $631,000 at September 30, 2003. The majority of the land is former railroad rights-of-way, long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites located in small rural communities or outlying mid-cities, are leased to third parties for agricultural use and these properties may be improved with the lessee's structures.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

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

At September 30, 2003, the Company has recorded a liability of approximately $3,753,000 for possible environmental liabilities, including legal, remediation and consulting fees.

At September 30, 2003, there is not sufficient information to reasonably estimate all the environmental liabilities of which management is aware. Accordingly, management is unable to determine whether environmental liabilities which management is unable to reasonably estimate may or may not have a significant adverse effect on Heartland's financial condition or results of operations.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

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

Results of Operations

Operations for the three months ended September 30, 2003 and 2002 resulted in a net loss of ($4,784,000) and ($722,000), respectively. Operations for the nine months ended September 30, 2003 and 2002, resulted in a net loss of ($535,000) and ($1,692,000), respectively. For the three months ended September 30, 2003 and 2002, the net loss allocated to the Class A Limited Partners is ($4,712,000) and ($712,000), respectively or ($2.25) and ($0.34), respectively per Class A Unit. For the nine months ended September 30, 2003 and 2002, the net loss allocated to the Class A Limited Partners is ($527,000) and ($1,667,000), respectively or ($0.25) and ($0.80), respectively per Class A Unit.

The decrease in net loss for the first nine months of 2003 compared to the first nine months of 2002 of $1,157,000 is primarily attributable to an increase in the gross profit on property sales from 2002 to 2003 of $3,039,000. In particular, on February 11, 2003, the Company closed on the sale of approximately 3.4 acres of land in Chicago, Illinois at a price of $9,850,000. Income was reduced by a book loss on the Menomonee Valley property of approximately $4,106,000, which is the proceeds received of $3,550,000 less the carrying value of the property of approximately $7,656,000.

Total operating expenses were $4,540,000 and $2,985,000 for the nine months ending September 30, 2003 and 2002, respectively. The increase of $1,555,000 is primarily due to increased sales and marketing expenses of $624,000, increased general and administrative expenses of $880,000 and an increase in interest expense of $271,000. The increase in sales and marketing expenses is primarily attributable to the payment of a commission to an outside broker on the Kinzie North 3.4 acres closing and consulting and legal expenses related to completing the sale of the Kinzie Station and Menomonee Valley properties. At this time, Heartland is focusing on raising cash by selling properties. The increase in general and administrative expenses is primarily attributable to an increase in legal expenses related to corporate and tax restructuring matters and the various lawsuits the Company is litigating. Costs, such as interest expense, that would have been capitalized in prior periods are now being expensed since the properties are now under contract or for sale.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

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

Access to Financing

The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Heartland anticipates incurring additional indebtedness to fund their real estate development activities. As of September 30, 2003, Heartland's total consolidated indebtedness was $5,145,000, which is due within one year. There can be no assurance that the amounts available from internally generated funds, cash on hand, Heartland's existing credit facilities and sale of non-strategic assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect Heartland's future financial condition and results of operations. Management does not intend to abandon any projects.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

Interest Rate Sensitivity

The Company's total consolidated indebtedness at September 30, 2003 is $5,145,000. The Company pays interest on its outstanding borrowings under revolving credit facilities and fixed loan amounts at the prime rate, the prime rate plus 1%, and at fixed rates of 5% and 7.5%. An adverse change of 1.00% in the prime rate would increase the quarterly interest incurred by approximately $13,000. The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

At September 30, 2003, Heartland's allowance for claims and liabilities was approximately $3,753,000. During the nine months ended September 30, 2003, the Company incurred approximately $37,000 in expenses in respect to environmental matters. Material legal matters are discussed below.

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

Tacoma, Washington

In June 1997, the Port of Tacoma ("Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest. On October 1, 1998, the Company entered into a Settlement Agreement with the Port, subsequently modified December 19, 2002, in which the Port released all claims and the Company agreed either to,
(a) pay $1,100,000 on or before December 31, 2003, plus interest from January 1, 1999 or, (b) to convey to the Port real property to be agreed upon at a later date. At September 30, 2003, interest owed to the Port had been paid to date. At September 30, 2003, Heartland's allowance for claims and liabilities for this site was $1,110,000. The Company will not make a claim on its insurance carriers in this matter because the settlement amount does not exceed the self insured retention under the applicable insurance policies.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

Wheeler Pit, Janesville, Wisconsin

In November 1995, the Company settled a claim with respect to the Wheeler Pit site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1992.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

Sampling performed in November 2000, indicated the presence of solvents in the soil and groundwater under certain property owned by the Company in Milwaukee, Wisconsin. On July 30, 2003, this property was conveyed to the Redevelopment Authority of the City of Milwaukee, ("RACM"). As part of the transaction, RACM released the Company from all environmental liability associated with the property.

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

Edwin Jacobson Litigation

On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or board members. One of the lawsuits alleges CMC violated the terms of his employment contract and that the officers and/or board members interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages. Mr. Jacobson also asked the court to reinstate his contract and to enjoin the Company from selling property or making distributions to Unitholders until it has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit was for defamation. He alleged he was defamed by statements in a Company press release advising investors of various pending business transactions and describing Heartland's termination of his contract. He was seeking $1,000,000 in compensatory damages and $5,000,000 in punitive damages. Edwin Jacobson v. CMC Heartland Partners et al., Case No. 02 CH 15160, consolidated with Case No. 02 L 010591, Circuit Court of Cook County, Illinois. On October 24, 2002, the Company filed motions to dismiss the lawsuits. On January 3, 2003, Mr. Jacobson filed amended complaints alleging the same and seeking the same relief. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. On May 29, 2003, the court dismissed with prejudice the defamation lawsuit against the Company, CMC and certain officers and/or board members. At the same time, the court dismissed with prejudice Mr. Jacobson's motion to enjoin the Company from selling its real estate. Mr. Jacobson has filed a motion for reconsideration of the dismissals. CMC is vigorously defending itself against the remaining lawsuit and, in the opinion of management, has good defenses against the remaining lawsuit arising out of Mr. Jacobson's employment contract as its actions were consistent with its duties and in conformance with the law. The Company has not recorded a loss contingency related to this action because at this time it cannot be determined if it is probable that a liability has been incurred and the amount of any possible liability cannot be determined.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

Other Legal Matters

Pursuant to the terms of a conveyance agreement dated June 27, 1990, the Company agreed to assume all liability for certain claims in reorganization pending against the Chicago Milwaukee St. Paul and Pacific Railroad Company, ("Milwaukee Road"). By order dated June 25, 2003, the US Federal District Court for the Northern District of Illinois, sitting as the Milwaukee Road Reorganization Court granted the Company's motion to dismiss those pending claims.

CMCVII, per the Longleaf lot Purchase and Sale Agreement, dated December 12, 2000, was required on April 1, 2002, November 1, 2002, April 1, 2003 and November 1, 2003 to pay $135,000, $250,000, $135,000 and $250,000, respectively, to Maples Properties, Inc. ("Maples"), the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. Since the four payments were not made, this constitutes an event of default under the agreement. The Company believes Maples is in default of its obligations. In addition, Longleaf Associates Limited Partnership ("LALP"), the seller of the Longleaf lots, has not notified CMCVII that it is in default. LALP would be entitled to seek specific performance and/or other remedies as provided for in the contract. However, due to its belief that Maples has breached the contract, CMCVII does not intend to make these payments at this time. On June 19, 2003, Maples included CMCVII as a defendant in a lawsuit Maples filed against LALP in the North Carolina General Court of Justice Superior Court Division of Moore County for breach of contract. Maples is seeking $3,515,000 in compensatory damages from the defendants. CMCVII is vigorously defending itself against this action and at this time the Company has not recorded a loss contingency because it cannot be determined if it is a probable that a liability has been incurred and the amount of any possible liability cannot be determined. Also, management is not able to express an opinion on whether this action will or will not adversely affect the Company's future financial condition or results of operations.

The Company is also subject to other suits and claims which have arisen in the ordinary course of business. In the opinion of management, reasonably possible losses from these matters should not be material to the Company's results of operations or financial condition.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:


Exhibit No.     Description
-----------     ---------------------------------------------------------------


10.69 Second Amendment of Loan Agreement, Note, Deed of Trust, Security Agreement and Fixture Filing and Other Loan documents between CMC Heartland Partners IV, LLC and Bank One, NA dated August 31, 2003 (filed herewith).

99.11 Certification by Lawrence S. Adelson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 dated
                November 12, 2003 (filed herewith).

99.12 Certification by Daniel L. Bernardi, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 dated
                November 12, 2003 (filed herewith).

(b) Reports on Form 8-K;

None.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

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

                                                HEARTLAND PARTNERS, L.P.
                                                ------------------------
                                                      (Registrant)


Date:  November 12, 2003                      By /s/ Lawrence S. Adelson
                                                -------------------------
                                                   Lawrence S. Adelson
                                             (Manager of HTI Interests, LLC,
                                                     General Partner)

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

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

   c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors of internal control over financial reporting:

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



      Date:  November 12, 2003
                                          By /s/ Lawrence S. Adelson
                                             -----------------------
                                                 Lawrence S. Adelson
                                               Chief Executive Officer




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

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003


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

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors of internal control over financial reporting:

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



      Date:  November 12, 2003


                                                By /s/ Daniel L. Bernardi
                                                   ----------------------
                                                       Daniel L. Bernardi
                                                     Chief Financial Officer

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2003

                                  EXHIBIT INDEX


Exhibit No.     Description
-----------     --------------------------------------------------------------


10.69 Second Amendment of Loan Agreement, Note, Deed of Trust, Security Agreement and Fixture Filing and Other Loan documents between CMC Heartland Partners IV, LLC and Bank One, NA dated August 31, 2003.

99.11 Certification by Lawrence S. Adelson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 dated
                November 12, 2003.

99.12 Certification by Daniel L. Bernardi, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 dated
                November 12, 2003.