Form 10-K
period 2003-12-31
HEARTLAND PARTNERS L P
filed 2004-03-30
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-10520

                            HEARTLAND PARTNERS, L.P.
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                            36-3606475
------------------------------------------------------------------------------
 (State or Other Jurisdiction of            (IRS Employer Indemnification No.)
  Incorporation or Organization)

                            330 North Jefferson Court
                             Chicago, Illinois 60661
------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  312-575-0400
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class           Name of Each Exchange on Which Registered
----------------------------------   -----------------------------------------
 Class A Limited Partnership Units            American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [  ] No [X]

The aggregate market value of the registrant's Class A Limited Partnership Units held by non-affiliates of the registrant, computed by reference to the last reported sales price of the registrant's units on the American Stock Exchange as of June 30, 2003, was approximately $14,606,000. As of March 29, 2004 there were 2,092,438 units outstanding. For the purposes of this computation, the registrant has assumed that non-affiliates of the registrant include all holders of the Class A Limited Partnership Units other than directors and officers of Heartland Technology, Inc. and managers of HTI Interests, LLC.

                            HEARTLAND PARTNERS, L.P.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                     PART I
                                                                          Page
Item 1.    Business.......................................................  4

Item 2.    Properties.....................................................  9

Item 3.    Legal Proceedings..............................................  10

Item 4.    Submission of Matters to a Vote of Security Holders............  11

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters and Issuer Purchases of Equity Securities..............  11

Item 6.    Selected Financial Data........................................  12

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  13

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....  23

Item 8.    Financial Statements and Supplementary Data....................  23

Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.......................................  23

Item 9A.   Controls and Procedures........................................  24

                                    PART III

Item 10.   Directors and Executive Officers of the Company................  25

Item 11.   Executive Compensation.........................................  26

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Unitholder Matters......................  28

Item 13.   Certain Relationships and Related Transactions.................  29

Item 14.   Principal Accountant Fees and Services.........................  31

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K............................................  32

                           FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as Heartland or the Company, as defined below, or its management "believes," "expects," "anticipates," "foresees," "forecasts," "estimates," or other words or phrases of similar import. Similarly, statements in this report that describe the Company's plans, outlook, objectives, intentions or goals are also forward-looking statements. Forward-looking statements are not guarantees of future performance. They involve risks and uncertainties that are difficult to predict. The Company's actual future results, actions, performance or achievement of results and the value of the partnership Units may differ materially from what is forecast in any forward-looking statements. We caution you not to put undue reliance on any forward-looking statement in these documents. The Company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

                                     PART I

ITEM 1.    Business.

Organization and Purpose; Recent Asset Sales

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement. Heartland was originally organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. In 2003, Heartland sold several properties in its real estate portfolio, paid off certain of its liabilities and distributed some of the proceeds thereof to its partners in accordance with the terms of its partnership agreement. Heartland is now engaged in selling its remaining real estate holdings, pursuing recovery on claims it has against local government units in Wisconsin and foreclosing its Class B Partnership Interest. The Company is working to resolve its remaining liabilities. Most are environmental. The amount and timing of future cash distributions will depend on generation of cash from sales and claims, resolution of liabilities and associated costs. The Company's 2003 distributions were greater than in any past year. Unitholders should not expect the 2003 level of distributions on an annual basis.

Ownership

HTI Interests, LLC, a Delaware limited liability company and sole general partner of Heartland (the "General Partner" or "HTII"), is owned 99.9% by Heartland Technology, Inc., a Delaware corporation formerly known as Milwaukee Land Company ("HTI"), and 0.1% by HTI Principals, Inc., a Delaware corporation owned by two current members and three former members of HTI's board of directors. CMC Heartland Partners, a Delaware general partnership ("CMC"), is an operating general partnership owned 99.99% by Heartland and 0.01% by HTII.

The following table sets forth certain entities formed by Heartland since its inception that currently hold real estate and other assets, the date and purpose of formation, development location and ownership:

                                                      YEAR
               COMPANY                               FORMED                      BUSINESS PURPOSE
Heartland Development Corporation     ("HDC")         1993     General Partner of CMC Heartland Partners I,
                                                                 Limited Partnership
CMC Heartland Partners I, Limited     ("CMCLP")       1993     Owned Bloomfield development
 Partnership
CMC Heartland Partners I, LLC         ("CMCI")        1998     Dormant limited liability corporation
CMC Heartland Partners II, LLC        ("CMCII")       1997     Owned the Goose Island Industrial Park joint venture
CMC Heartland Partners III, LLC       ("CMCIII")      1997     Owned Kinzie Station Phase I, owns Kinzie Station
                                                                 Phase II
CMC Heartland Partners IV, LLC        ("CMCIV")       1998     Owns approximately 7 acres in Fife, Washington
CMC Heartland Partners V, LLC         ("CMCV")        1996     Owned lots and homes in Osprey Cove
CMC Heartland Partners VI, LLC        ("CMCVI")       1997     Dormant limited liability corporation
CMC Heartland Partners VII, LLC       ("CMCVII")      1997     Owned lots and homes in the Longleaf Country Club
CMC Heartland Partners VIII, LLC      ("CMCVIII")     1998     Dormant limited liability corporation
Lifestyle Construction Company, Inc.  ("LCC")         1998     Served as the general contractor in North Carolina
Lifestyle Communities, Ltd.           ("LCL")         1996     Served as the exclusive sales agent in the
                                                                 Longleaf development

COMPANY              DEVELOPMENT LOCATION                   OWNERSHIP

HDC                  Not Applicable                          100% (1)
CMCLP                Rosemount, Minnesota                    100% (2)
CMCI                 Chicago, Illinois                       100% (3)
CMCII                Chicago, Illinois                       100% (3)
CMCIII               Chicago, Illinois                       100% (3)
CMCIV                Fife, Washington                        100% (3)
CMCV                 St. Marys, Georgia                      100% (3)
CMCVI                Not Applicable                          100% (3)
CMCVII               Southern Pines, North Carolina          100% (3)
CMCVIII              Not Applicable                          100% (3)
LCC                  Not Applicable                          100% (4)
LCL                  Not Applicable                          100% (4)

                     (1) Stock wholly owned by Heartland.
                     (2) HDC owned a 1% general partnership interest and CMC
                         owned a 99% limited partnership interest.
                     (3) Membership interest owned by CMC.
                     (4) Stock was wholly owned by CMC. These corporations
                         were sold on December 31, 2003.

Except as otherwise noted herein, references in this report to "Heartland" or the "Company" include CMC, HDC, CMCLP, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCC and LCL.

Partnership Agreement and Cash Distributions

Heartland's partnership agreement provides generally that Heartland's net income
(loss) will be allocated 1% to the General Partner, 98.5% to the Class A limited partners (the "Unitholders") and 0.5% to the Class B limited partner interest (the "Class B Interest"). The partnership agreement provides that certain items of deduction, loss, income and gain may be specially allocated to the Unitholders, the Class B Interest or the General Partner. The partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their respective capital accounts, such net loss shall be allocated only among partners having positive balances in their respective capital accounts. Under the partnership agreement, if a partner's capital account is reduced to zero and there are additional losses allocable to that partner those additional losses will have to be made up by subsequent gains allocable to that partner before gains will increase that partner's capital account.

The General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the Class B Interest and 1% to the General Partner. Upon a dissolution of the partnership, liquidating distributions will be made pro rata to each partner in accordance with its positive capital account balance after certain adjustments set forth in the partnership agreement. There can be no assurance as to the amount or timing of any future cash distributions or whether the General Partner will cause Heartland to make a cash distribution in the future if cash is available. The General Partner in its discretion may establish a record date for distributions on the last day of any calendar month.

On August 11, 2003, Heartland declared a cash distribution of $1.05 per unit. On September 15, 2003, it distributed approximately $2,231,000 in cash, which was allocated 98.5%, to the Unitholders of record as of August 29, 2003, 1% to the General Partner and 0.5% to the Class B Interest. On November 14, 2003, Heartland declared another cash distribution of $2.30 per unit. On December 9, 2003, Heartland distributed approximately $4,885,000 in cash, which was allocated 98.5% to the Unitholders of record as of November 28, 2003, 1% to the General Partner and 0.5% to the Class B Interest. As of December 31, 2003, the Unitholders' capital account balance was $0, the Class B Interest's capital account balance was $9,493,000, and the General Partner's capital account balance was $(2,000). The Company's 2003 distributions were greater than in any past year. Unitholders should not expect the 2003 level of distributions on an annual basis.

Notes Receivable From HTI

As of December 31, 2003, HTI owes Heartland and CMC an aggregate of $8,464,000 under promissory notes issued in December 2000 (the "2000 Notes"). The notes are collateralized by a security interest in the Class B Interest (the "Collateral") and bear interest at 13% per annum. The Company also received as additional consideration for the 2000 Notes a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock was trading in the over-the-counter market (after its delisting from the American Stock Exchange) at less than $0.01 per share as of December 31, 2003. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the 2000 Notes from HTI.

PG Oldco, Inc., a creditor of HTI under notes in an aggregate principal amount of $2,200,000 ("PG Oldco Notes"), also had a security interest in the Collateral and had commenced steps to protect its interest. Under a Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") by and among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC had a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement). PG Oldco, Inc. had a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. On May 23, 2003 Heartland purchased from PG Oldco, Inc. the PG Oldco Notes for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003. This note and accrued interest were paid in full on October 31, 2003. The purchase price of $1,270,000 for the PG Oldco Notes was recorded as an increase in "Due from Affiliate" on the Company's financial statements.

At December 31, 2003, HTI owes Heartland and CMC, in the aggregate, approximately $9,734,000. Heartland has recorded an allowance for doubtful accounts of approximately $5,000,000 in 2003 and $133,000 in 2002 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000. For a discussion of the 2000 Notes and PG Oldco Notes receivable balance and the corresponding allowance for doubtful accounts see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Significant Accounting Estimates-Treatment of certain loans from HTI to Heartland". If a proposed settlement agreement entered into among all of HTI's creditors (with the exception of Heartland and Edwin Jacobson, former President and C.E.O. of the Company) is approved by HTI's stockholders, Heartland will acquire the Class B Interest from HTI in exchange for a release of HTI's obligations under the 2000 Notes and PG Oldco Notes. In the event that the proposed settlement agreement is not agreed to by HTI's creditors and approved by HTI's stockholders, Heartland anticipates that it will exercise its rights under the 2000 Notes, the PG Oldco Notes, the related security agreements and applicable law to foreclose on the Class B Interest. Upon either the acquisition of the Class B Interest pursuant to the proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed, it will be entitled to distributions under the terms of the Partnership Agreement.

Real Estate Sale Activities

The Company sold several properties in its real estate portfolio in 2003, including its last active development project, which was located in North Carolina. At December 31, 2003 the Company had remaining property at Kinzie Station in Chicago, Illinois, a 7-acre parcel in Fife, Washington, a property in Glendale, Wisconsin, and approximately 13,671 acres of land scattered over 12 states. In addition, although the Company conveyed its property in Menomonee Valley to the Redevelopment Authority of the City of Milwaukee in 2003, it retained the right to appeal the purchase price and to seek additional consideration.

         Longleaf

In September 1998, CMCVII signed a contract to be the exclusive homebuilder and marketer for the Longleaf Country Club in Southern Pines, North Carolina. Under the terms of the contract, CMCVII was entitled to build and sell up to 244 homes on lots owned by Longleaf Associates Limited Partnership ("LALP"), an affiliate of General Investment & Development. CMCVII assumed the day to day operations on April 1, 1998. On December 12, 2000, CMCVII executed the Longleaf Lot Purchase and Sale Agreement ("Lot Agreement"), whereby it purchased the remaining 207 lots owned by LALP, by assuming certain liabilities owed by LALP to other unrelated parties and the payment of $250,000 in cash. A purchase price of $2,459,000, including the $250,000 paid on December 12, 2000, for these 207 lots was determined by calculating the net present value of the payments to be paid over a ten year period using a discount rate of 10%. As of December 31, 2003, CMCVII had closed a total of 56 contracts: ten (10) in 2003, nine (9) in 2002, nine (9) in 2001, fifteen (15) in 2000 and thirteen (13) in 1999.

On December 31, 2003, CMCVII and CMC entered into a Purchase and Sales Agreement ("Sale Agreement") under which NC One, LLC, an unrelated party, purchased all of the assets of CMCVII and the stock of two corporations wholly owned by CMC, LCL and LCC. The purchase price for all of the assets of CMCVII was $550,000 in cash and the assumption of the outstanding Bank One of Illinois line of credit balance of $705,000. The stock of the two corporations, LCL and LCC, were purchased for $150,000. Under the terms of the Sale Agreement, LALP agreed to release CMCVII from all the liabilities it had assumed from LALP under the Lot Agreement. The Company recognized a net loss of approximately $228,000 on the transaction.

On December 8, 2000, Heartland entered into an agreement for a $3,000,000 revolving line of credit for the construction of homes in Longleaf with Bank One. Effective April 23, 2003, the revolving line of credit was reduced to $2,250,000. The line of credit matured on December 31, 2003. The outstanding balance on the line of credit of approximately $705,000 at December 31, 2003, secured by four homes, has been extended for 120 days to April 29, 2004. Under the terms of the Sale Agreement, NC One has assumed the responsibility to pay Bank One, which has temporarily agreed not to institute foreclosure proceedings on the homes or declare the loan in default. The outstanding line of credit balance at March 30, 2004 is approximately $85,000. The interest on this line of credit during 2003 accrued at the prime rate.

Under the terms of the Lot Agreement, CMCVII was required to pay $135,000, $250,000, $135,000 and $250,000, on April 1, 2002, November 1, 2002, April 1,
2003 and November 1, 2003 respectively, to Maples Properties, Inc. ("Maples"), the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. The Company did not make the four payments totaling $770,000, which LALP believes constituted an event of default under the Lot Agreement, because the Company believes Maples is in default on its obligations under the golf membership agreements. LALP, which would have been entitled to seek specific performance and/or other remedies as provided for in the membership agreement, did not notify CMCVII that it was in default. On June 19, 2003, Maples joined CMCVII as a defendant in a lawsuit it filed for breach of contract against LALP in the North Carolina General Court of Justice Superior Court Division of Moore County. Maples is seeking $3,515,000 in compensatory damages from the defendants. CMCVII was vigorously defending itself against this action and did not record a loss contingency because the Company could not determine the amount of liability, if any. At this time because of the sale of all of the assets of CMCVII on December 31, 2003, in which CMCVII was released from any liability related to the Lot Agreement by LALP, the Company is attempting to remove itself as a defendant in the lawsuit.

         Kinzie Station

Heartland has developed a 2.68 acre site in the City of Chicago, part of a larger development known as Kinzie Station, which is bisected by railroad tracks running east and west. Zoning approval for the construction of 381 residential units on this 2.68 acre site was received in 1997. On March 28, 2001, zoning approval to increase the total number of residential units from 381 to 442 units was received from the City of Chicago. At December 31, 2003 on the south side of the tracks, Heartland had two parcels of land: an industrial parcel, which the Company sold on February 26, 2004 for $1,597,000, and a parcel known as Kinzie Station Phase II, which consists of 1.45 acre site on which the Company has appropriate zoning to construct a 267 unit residential tower building. The Company has an agreement, subject to certain contingencies, to sell Kinzie Station Phase II to a developer.

To the north, the Company owned approximately seven (7) acres of land and 4 acres of air rights as of January 1, 2003 ("Kinzie Station North"). Kinzie Station North consisted of three parcels (roughly 4 acres) zoned for residential units, one parcel zoned for a grocery store, and another parcel for a city park. A consortium of residential developers has entered into an agreement with the Company to purchase the Kinzie Station North residential acreage. On February 11, 2003, this consortium closed the sale of the two parcels for an aggregate purchase price of $9,850,000. The remaining residential site is under contract for $2,850,000 but is contingent on the vacation of a city street by the City of Chicago. The Company's management believes that this vacation could take place during 2004. The Company has entered into an agreement, subject to certain contingencies, to sell the grocery store site.

         Fife, Washington

On November 14, 2003, the Company sold roughly 170 acres of its 177-acre property in Fife, Washington to a national homebuilder at a price of $13,250,000. Prior to the sale, the Company owed Bank One $3,500,000, which has now been paid in full. The Company continues to own approximately 7 acres along which the Wapato creek runs. This property is under contract but is subject to contingencies typical of such contracts.

         Menomonee Valley

The Company owned approximately 142 acres of property in the Menomonee River Valley in Milwaukee, Wisconsin. The property is located next to Miller Park, the home stadium of the Milwaukee Brewers baseball team. The Company had proposed a mixed use development to include retail and entertainment uses complementary to the baseball park as a recreational destination. The City of Milwaukee had stated that it believed industrial development would be more appropriate for the site, and the Redevelopment Authority of the City of Milwaukee ("RACM") announced it would seek to acquire the Company's property through eminent domain if necessary.

On June 10, 2003, RACM delivered to the Company an appraisal of the Company's property in the Menomonee Valley in Milwaukee as an initial step in RACM's condemnation of the property. The RACM appraisal valued the property at $3,550,000. On July 30, 2003, the Company received $3,550,000 in cash and a release for all environmental matters related to the property from RACM, and the Company conveyed title to the property to RACM. The Company obtained an appraisal in the amount of $10,500,000. The Company and RACM have agreed to negotiate the amount of additional consideration due from RACM to the Company, and the Company has reserved the right to bring suit for additional consideration. Any additional amount to be received by the Company is uncertain at this time; however, any additional consideration will only be received either through successful negotiations with RACM or through legal proceedings. The book value of the Menomonee property was approximately $7,656,000. This amount, compared to the $3,550,000 received from RACM, resulted in a loss of approximately $4,106,000 that has been recognized as part of the gross profit
(loss) on property sales in the consolidated financial statements of the Company for the year ended December 31, 2003. Any additional compensation received in the future will be recognized as income in the period received.

Property Sales and Leasing Activities

The remainder of Heartland's inventory of land currently held for sale consists of approximately 13,671 acres of scattered land parcels located throughout 12 states. The book value of this inventory is approximately $621,000. The majority of the land (former railroad rights-of-way) comprises long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites, located in small rural communities or outlying mid-cities, are leased to third parties for agricultural use and may be improved with the lessee's structures.

The sale, management and leasing of the approximate 13,671 acres of scattered land parcels is conducted by Heartland's sales and property management department. The volume of the Company's sales has slowed over the last seven years due to the less desirable characteristics of the remaining properties. The individual parcels are held at a relatively low book value, and the Company anticipates that the sale of the remaining parcels may not occur until 2005 or later. The Company is also exploring the sale of these properties as a whole to a third party.

The Company leases less than 1% of its total acreage under operating leases. The number of leases declines each year as sales of properties are made to existing lessees. The majority of the leases provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes, maintain insurance and maintain the condition of the property. The majority of the leases are cancelable by either party upon thirty to sixty days notice. Heartland's ability to terminate or modify certain of these leases is restricted by applicable law and regulations. As of December 31, 2003, Heartland had eight locations under lease, which yield less than $20,000 a year in rental income.

Other Activities

At December 31, 2003, the allowance for claims and liabilities established by Heartland for environmental and other contingent liabilities totaled approximately $3,970,000. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given the uncertainty inherent in litigation, resolution of these matters could require funds greater or less than the $3,970,000 allowance for claims and liabilities. Heartland engages outside counsel to defend it in connection with most of these claims. Significant claims are summarized in Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Regulatory and Environmental Matters

For a discussion of regulatory and environmental matters, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees and Website

At December 31, 2003, Heartland employed 10 people. The Company's website is www.cmchp.com. The Company's consolidated financial statements are available on its website.

Item 2.    Properties.

The Company has the right to sell easements for fiber optic lines along or across 83 miles of rail right of way running from downtown Chicago west to Elgin and Northwest to Fox Lake, Illinois. The Company receives 2/3 of the proceeds of any sale.

A discussion of certain significant properties of the Company is included in
Item 1. "Business." Including properties designated for sale that were previously designated for development, including the parcels at Kinzie Station and in Fife, Washington, real estate holdings consisted of approximately 13,773 acres of scattered land parcels. States in which large land holdings are located are Illinois, Iowa, Minnesota, Montana, North Dakota, South Dakota, Washington, and Wisconsin. The remaining acreage is located in Idaho, Indiana, Michigan and Missouri. Most of the properties are former railroad rights-of-way, located in rural areas, comprised of long strips of land approximately 100 feet in width. Included in these scattered land parcels are former station grounds and rail yards. The Company also owns certain air rights in the Chicago, Illinois and Milwaukee, Wisconsin areas.

Other than land classified under Real Estate Sale Activities in Item 1. "Business," the land is typically unimproved. Some of the properties are improved with structures (such as grain elevators and sheds) erected and owned by lessees. Other properties are improved with Heartland-owned buildings that are of little or no value.

Heartland's headquarters occupies approximately 4,000 square feet of owned office space located at 330 North Jefferson Court, Suite 305, Chicago, Illinois. This office space is in the Tower building of the Company's Kinzie Station Phase I development.

Item 3.    Legal Proceedings.

Port of Tacoma

In June 1997, the Port of Tacoma (the "Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest. On October 1, 1998, the Company entered into a settlement agreement with the Port which called for the Company to either pay $1,100,000 or transfer real estate to be agreed upon at a later date. On December 19, 2002, the Company modified its October 1, 1998 settlement agreement with the Port in which the Port released all claims against the Company and the Company agreed either to (a) pay $1,100,000 on or before December 31, 2003 plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. On November 19, 2003, the Company paid the Port $1,100,000 plus interest owed to date.

Southeast Wisconsin Professional Baseball District

In February 2002, the Company filed suit, which was amended October 20, 2003, against the Southeast Wisconsin Professional Baseball District (the "District") in Milwaukee County Circuit Court to enforce a provision of a contract between the District and Heartland providing for the construction of a six lane bridge to the Company's former Menomonee Valley project. The Company is seeking damages of approximately $600,000.

Edwin Jacobson

On August 19, 2002, the former President and Chief Executive Officer ("C.E.O") of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or managers of the General Partner. One of the lawsuits alleges CMC breached the terms of his employment contract and that the officers and/or board members wrongfully interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages ($1,000,000 in salary and $11,000,000 in incentive compensation). Mr. Jacobson asked the court to enforce his contract and enjoin the Company from selling property or making distributions to the Unitholders until the Company has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit was for defamation. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. On May 29, 2003, the court dismissed, with prejudice, the defamation lawsuit against the Company, CMC and certain officers and/or managers of the General Partner. At the same time, the court dismissed, with prejudice, Mr. Jacobson's motion to enjoin the Company from selling its real estate. CMC has filed a counterclaim alleging breach of fiduciary duty and a motion to dismiss the tortious interference with contract count. CMC is vigorously defending itself against the remaining lawsuit and, in the opinion of management, has valid defenses against the remaining lawsuit relating to the Company's alleged breach of Mr. Jacobson's employment contract. At this time, the probability that a liability will be incurred and the amount of any potential liability cannot be determined. The Company's management is not able to express an opinion on whether this action will or will not adversely affect the Company's future financial condition or results of operations.

On February 28, 2003, the Company filed suit against the former President and Chief Executive Officer of CMC, Edwin Jacobson, in the Superior Court of the State of Delaware to collect all principal and interest owed to the Company (approximately $332,000, which includes $16,000 of interest that has not been recorded on the Company's financial statements), with respect to a loan made on October 17, 2000. Of this amount, $316,000 has been recorded as an allowance for bad debt. In June 2003, the Company's motion for summary judgment was denied and the court granted Mr. Jacobson's motion for stay pending the litigation described in the preceding paragraph. The Company appealed this decision, but the appeal was denied.

Maples

Under the terms of the Lot Agreement, CMCVII was required to pay $135,000, $250,000, $135,000 and $250,000 on April 1, 2002, November 1, 2002, April 1,
2003, and November 1, 2003, respectively, to Maples, the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. The four payments totaling $770,000 were not made, which constituted an event of default under the Lot Agreement. The Company believes Maples is in default of its obligations under the golf membership agreements. In addition, LALP, the seller of the Longleaf lots, did not notify CMCVII that it was in default. LALP would have been entitled to seek specific performance and/or other remedies as provided for in the membership agreement. However, due to its belief that Maples had breached the membership agreement, CMCVII did not make these payments. On June 19, 2003, Maples joined CMCVII as a defendant in a lawsuit Maples filed against LALP in the North Carolina General Court of Justice Superior Court Division of Moore County for breach of contract. Maples is seeking $3,515,000 in compensatory damages from the defendants. CMCVII is vigorously defending itself against this action and at this time the Company has not recorded a loss contingency because it cannot be determined if it is probable that a liability will be incurred and the amount of any possible liability cannot be determined. The Company's management is not able to express an opinion on whether this action will adversely affect the Company's future financial condition or results of operations. At this time, due to the sale of all of the assets of CMCVII on December 31, 2003, and due to the release of CMCVII from any liability related to the Lot Agreement by LALP, the Company is attempting to have CMCVII removed as a defendant in the lawsuit.

Borax

CMC owns a 4.99 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead. The Company filed suit against US Borax ("Borax") on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. The matter has been stayed pending agreement between the parties and the Minnesota Department of Agriculture on the appropriate remediation for the site. The Company has also been informed that the United States Environmental Protection Agency is considering a cleanup of arsenic soils in a nearby residential neighborhood and may seek to recover cost of the cleanup from CMC.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Unitholders of Heartland for the twelve months ended December 31, 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Class A limited partnership units are listed and traded on the American Stock Exchange under the symbol "HTL". The units began trading on a "when issued" basis on June 20, 1990. The following table sets forth the high and low sales prices per unit by quarter for the years ended December 31, 2003 and 2002.

2003                  High                     Low

First quarter       $ 7 1/10                 $ 5 3/10
Second quarter        8 9/10                   6 6/10
Third quarter         9                        6
Fourth quarter        9 3/4                    6 3/4

2002

First quarter       $ 15 7/8                 $ 14
Second quarter        14 1/10                  12 1/4
Third quarter         12 1/3                    6 1/5
Fourth quarter         7 1/10                   4 3/4


Based on records maintained by Heartland's transfer agent and registrar, there were approximately 500 record holders of Heartland's units as of March 15, 2004.

The amount of Heartland's cash available to be distributed, if any, to Unitholders, the Class B Interest and the General Partner ("Available Cash Flow") will be determined by the General Partner, in its sole discretion, after taking into account all factors deemed relevant by the General Partner, including, without limitation, general economic conditions and Heartland's financial condition, results of operations and cash requirements, including (i) the servicing and repayment of indebtedness, (ii) general and administrative charges, including fees and expenses payable to HTII under management and other arrangements, (iii) property and operating taxes, (iv) other costs and expenses, including legal and accounting fees, and (v) reserves for future contingencies and environmental liabilities.

Heartland's Available Cash Flow will be derived from CMC and CMCIII. When, and if, available and appropriate, the General Partner expects to cause Heartland to make distributions of Heartland's Available Cash Flow in an amount equal to 98.5% to the Unitholders, 0.5% to the Class B Interest, and 1% to the General Partner, although there can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. If the partnership were dissolved, liquidating distributions would be made pro rata to each partner in accordance with its positive capital account balance after certain adjustments set out in the partnership agreement. Future lenders to Heartland may impose restrictions on Heartland's ability to make cash or other property distributions. In addition, distributions may not be made to Unitholders until Heartland has paid to HTII (or its assignee) all accrued and unpaid management fees pursuant to the Management Agreement between Heartland and HTII. As of December 31, 2003 and 2002, there were no unpaid management fees. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month. No cash distributions were made during the years 2002 and 2001.

On August 11, 2003, Heartland declared a cash distribution of $1.05 per unit. On September 15, 2003, it distributed approximately $2,231,000 in cash, with 98.5%, to the Unitholders of record as of August 29, 2003, 1% to the General Partner and 0.5% to the Class B Interest. On November 14, 2003, Heartland declared another cash distribution of $2.30 per unit. On December 9, 2003, it distributed approximately $4,885,000 in cash, with 98.5% to the Unitholders of record as of November 28, 2003, 1% to the General Partner and 0.5% to the Class B Interest. As of December 31, 2003, the Unitholders' capital account balance was $0, the Class B Interest's capital account balance was $9,493,000, and the General Partner's capital account balance was $(2,000). The Company's 2003 distributions were greater than in any past year. Unitholders should not expect the 2003 level of distributions on an annual basis.

Item 6.    Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained herein in Item
8. "Financial Statements and Supplementary Data," the information contained herein in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information contained herein in Item 1. "Business." Historical results are not necessarily indicative of future results.

Following is a summary of Heartland's selected financial data for the years ended and as of December 31, 2003 2002, 2001, 2000 and 1999 (amounts in thousands except per Unit data):

Statement of Operations Data:                        2003          2002          2001          2000         1999
                                                 ------------  ------------  ------------  -----------   -----------
Operating (loss) income                          $    (3,763)  $    (2,455)  $      4,426  $     8,436   $   (5,010)
Other income                                            1,408         1,397           932        1,408         1,253
                                                 ------------  ------------  ------------  -----------   -----------
Net (loss) income                                $    (2,355)  $    (1,058)  $      5,358  $     9,844   $   (3,757)
                                                 ============  ============  ============  ===========   ===========
Net (loss) income allocated to General
   Partner and Class B Interest                  $       (56)  $       (16)  $         80  $     3,938   $   (3,757)
                                                 ============  ============  ============  ===========   ===========
Net (loss) income allocated
    to Class A Units                             $    (2,299)  $    (1,042)  $      5,278  $     5,906   $        --
                                                 ============  ============  ============  ===========   ===========

Net (loss) income per Class A Unit               $     (1.10)  $     (0.50)  $       2.48  $      2.76   $        --
                                                 ============  ============  ============  ===========   ===========

Cash dividends declared per Class A Unit         $       3.35  $         --  $         --  $        --   $        --
                                                 ============  ============  ============  ===========   ===========

                               December 31      December 31,      December 31,     December 31,      December 31,
Balance Sheet Data                2003              2002              2001             2000              1999
                             ---------------  ---------------   ---------------   ---------------  ---------------
Net Properties               $         7,730  $        28,699   $        28,201   $        38,916  $        50,751
Total assets                          16,991           38,855            38,420            47,584           57,256
Allowance for claims
   and liabilities                     3,970            4,050             4,337             4,478            2,804
Total liabilities                      7,500           19,893            18,360            32,088           51,604
Partners' capital                      9,491           18,962            20,060            15,496            5,652


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Risk Factors

Real Estate Investment Risks; General Economic Conditions Affecting Real Estate Industry

The Company faces risks associated with local real estate conditions in areas where the Company owns properties. These risks include, but are not limited to: liability for environmental hazards; changes in general or local economic conditions; changes in real estate and zoning laws; changes in income taxes, real estate taxes, or federal or local taxes; floods, earthquakes, and other acts of nature; and other factors beyond the Company's control. The illiquidity of real estate investments generally may impair the Company's ability to respond promptly to changing circumstances. The inability of management to respond promptly to changing circumstances could adversely affect the Company's financial condition and ability to make distributions to the Unitholders.

The real estate industry generally is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Sellers of real estate are subject to various risks, many of which are outside the control of the seller, including real estate market conditions, changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes and tornadoes, changes in government regulations or requirements and increases in real estate taxes and other local government fees. The occurrence of any of the foregoing could have a material adverse effect on the financial condition of Heartland.

Environmental Liabilities

Under various federal, state and local laws, ordinances, and regulations, the owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances located on or in, or emanating from, such property, as well as costs of investigation and property damages. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner or operator's ability to sell or lease a property or borrow using the property as collateral. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in substantial costs to us or may result in the need to cease or alter operations on the property and may reduce the value of the property or our ability to sell it.

Environmental laws may impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed on, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability. The Company cannot assure that environmental liability claims will not arise in the future.

Heartland is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Heartland is in the process of assessing its environmental exposure, including obligations and commitments for remediation of contaminated sites and assessments of ranges and probabilities of recoveries from other responsible parties. Because of the regulatory complexities and risk of unidentified contaminants on its properties, the potential exists for remediation costs to be materially different from the costs Heartland has estimated. Some of the property owned by the Company consists of land formerly used for railroad. Other properties were leased to tenants that used hazardous materials in their businesses. Any contamination of that property may affect adversely the Company's ability to sell such property.

Notes Receivable from HTI

As discussed in Item 1."Business--Notes Receivable from HTI", HTI owes Heartland, in the aggregate, approximately $9,734,000 under the 2000 Notes and the PG Oldco Notes, both of which are secured by the Class B Interest.
Heartland has recorded an allowance for doubtful accounts of approximately $5,133,000 related thereto. Upon either the acquisition of the Class B Interest pursuant to a proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's stockholders or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed, it will be entitled to distributions under the terms of the Partnership Agreement.

Pending Litigation

The Jacobson litigation described in Item 3. "Legal Proceedings" may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial enough amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders.

Access to Financing

As of December 31, 2003, Heartland's total consolidated indebtedness was zero. There can be no assurance that the amounts available from internally generated funds, cash on hand and sale of assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of bank financing. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its liquidation strategy and for other expenditures, properties might be sold for far less than their value. Any such discounted sale could adversely affect Heartland's future results of operations and future cash flows. However, management does not have any intention to discount the sale of properties for far less than their value.

Period-to-Period Fluctuations

Heartland's sales activity varies from period to period, and the ultimate success of this sales activity cannot always be determined from results in any particular period or periods. Thus, the timing and amount of revenues arising from this sales activity are subject to considerable uncertainty. The inability of Heartland to manage effectively their cash flows from operations would have an adverse effect on their ability to service any future debt, and to meet working capital requirements.

Liquidation of Assets

The Company's management expects to sell to unrelated third parties the remainder of its properties. The Unitholders will not have control over the divestiture of the Company's remaining assets or, if the partnership is dissolved, the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that the Unitholders will receive any liquidating distributions of cash or other property.

Risks Related to the Class A Units

The market value of the Class A units could decrease based on the Company's performance, market perception and conditions. The market value of the Class A units may be based primarily upon the market's perception of the Company's growth potential and current and future cash distributions, and may be secondarily based upon the real estate market value of the Company's underlying assets. The market price of the Class A units may be influenced by the distributions on the Class A units relative to market interest rates. Rising interest rates may lead potential buyers of the Class A units to expect a higher distribution rate, which would adversely affect the market price of the Class A units. In addition, if the Company were to borrow, rising interest rates could result in increased expense, thereby adversely affecting the cash flow and the Company's ability to service its indebtedness and make distributions.

The Class A units have been traded since June 20, 1990. The Company believes that factors such as (but not limited to) announcements of developments related to the Company's business, fluctuations in the Company's quarterly or annual operating results, failure to meet expectations, and general economic conditions, could cause the price of the Company's units to fluctuate substantially. In recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Class A units.

The Class A units are currently traded on the American Stock Exchange under the symbol "HTL". The Class A units are thinly traded. There are no assurances that the Company will maintain its listing on the exchange. If the Class A units should be delisted from the exchange, it is likely that it could materially and/or adversely effect any future liquidity in the Class A units.

Summary of Significant Accounting Estimates

The Company's most significant accounting estimates relate to potential environmental liabilities, the Jacobson litigation and the treatment of certain loans from Heartland to the General Partner.

Potential Environmental Liabilities

Heartland evaluates environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim the company may have for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then an allowance in the minimum amount of the range is established. If the Company were to use a different approach, the reserve could be materially higher. By reserving at the low end of possible results, it is likely that the actual costs of environmental claims will be higher than the reserve on the Company's books, because it is unlikely that, as a whole, the claims will be less expensive to resolve than the low end of the range, and more likely that the claims will cost more than the best case amount. Also, the Company does not reserve any amounts for unknown claims. This means that as new claims arise additional reserves will need to be added. Estimates can be affected by various uncertainties including future changes in technology, changes in regulations or requirements of local governmental authorities, third party claims, the scope and cost to be performed at each site, the portion of costs that may be shared and the timing of the remediation work. Environmental costs that are incurred in connection with Heartland's development activities are expensed or capitalized as appropriate. In the event the Company believes a third party was responsible for the contamination, it attempts to have that third party assume the responsibility for the costs of cleaning up the site. Sometimes there are funds available from state programs for clean up. These funds can be available for contamination resulting from railroad operations as well as those from third parties. The Company seeks these funds when they are available. Potential recoveries from third parties or government programs are not considered in the environmental reserve. At December 31, 2003, Heartland's allowance for environmental claims and liabilities was approximately $3,970,000. Significant matters related to the Company's reserve for environmental claims are discussed below.

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

From time to time contaminants are discovered on property the Company now owns. Some of these may have resulted from the historical activities of the Milwaukee Road railroad. In other cases the property was leased to a tenant who released contaminants onto the property. The Company's property may also be polluted by a release or migration of contaminants onto the Company's property by unrelated third parties. The Company has not investigated all of its properties and does not know how many of them may be contaminated.

The Company's practice when it sells land is to sell the property "as is, where is" without any representation or indemnification for environmental conditions; however, the Company has one active site, Miles City, Montana, where it has agreed to indemnify the buyer for known environmental concerns. There are other cases in which the Company has had a claim arising out of alleged contamination on sold property. In some, but not all, of these instances, the Company has been successful in asserting the bar arising out of the bankruptcy proceedings of the Milwaukee Road railroad.

The Company may be responsible for certain liabilities that arise from the historical operations of the Milwaukee Road railroad that have nothing to do with the ownership of property. The Company has been, for example, named as a "potentially liable party" in a number of landfill-clean-up cases in which there is an allegation that the Milwaukee Road railroad sent materials to the landfill. Additional claims may arise in the future. In some, but not all, of these cases, the Company has been successful in asserting the bar arising out of the bankruptcy proceedings of the Milwaukee Road railroad.

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Company's predecessor. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with DEQ in April 1997. While DEQ has not formally changed its position, DEQ has not elected to file suit. Since the Company cannot determine if it is probable that a liability has been incurred and the amount of any potential liability cannot be reasonably estimated, the Company's management is not able to express an opinion at this time whether the cost of the defense of this liability or the environmental exposure in the event of the Company's liability will or will not be material.

At four separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

CMC owns a 4.99 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead. The Company filed suit against US Borax on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. US Borax is a former operator of a pesticide/herbicide facility on the property; its operations were discontinued in 1968. The matter has been stayed pending agreement between the parties and the Minnesota Department of Agriculture ("MDA") on the appropriate remediation for the site. Subject to a public comment period, on March 15, 2004, the MDA approved a Response Action Plan for the property owned by CMC. At December 31, 2003, Heartland's aggregate allowance for claims and liabilities for this site is $3,415,000. The Company has also been informed that the United States Environmental Protection Agency is considering a cleanup of arsenic soils in a nearby residential neighborhood and may seek to recover cost of the cleanup from CMC.

The Canadian Pacific Railroad, formerly known as the Soo Line Railroad Company, has asserted that the Company is liable for, among other things, the remediation of releases of petroleum or other regulated materials at six different sites located in Iowa, Minnesota and Wisconsin that Canadian Pacific acquired from the Company. The Company has denied liability based on the underlying asset purchase agreement. The environmental claims are all currently being handled by Canadian Pacific, and the Company understands that Canadian Pacific has paid settlements on certain of these claims. Because Canadian Pacific has been handling these matters exclusively, the Company has made no determination as to the merits of the claims and is unable to determine their materiality.

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1992. At December 31, 2003, Heartland's allowance for claims and liabilities for this site is $147,000.

In addition to the environmental matters set forth above, there may be other properties with environmental liabilities not yet known to the Company, with potential environmental liabilities for which the Company has no reasonable basis to estimate, or for which the Company believes it is not reasonably likely to ultimately bear responsibility for the liability but the investigation or remediation of which may require future expenditures. Management is not able to express an opinion at this time whether the environmental expenditures for these properties will or will not be material.

The Company has given notice to insurers, which issued policies to the Milwaukee Road railroad of certain of the Company's environmental liabilities. Due to the high deductibles on these policies, the Company has not yet demanded that any insurer indemnify or defend the Company. Consequently, management has not formed an opinion regarding the legal sufficiency of the Company's claims for insurance coverage.

In the event the Company is dissolved, the Company will have to make a provision for its potential environmental liabilities. It will have to provide for known liabilities and also for those likely to arise or become known within ten years after the date of dissolution. The Company's management believes it may be in the best interests of the Company to purchase environmental insurance or contract with a third party to assume the Company's environmental liabilities if it appears that the cost to do so will be less than maintaining the Company's overhead to resolve these liabilities going forward. The Company has hired an insurance consultant and broker to help determine the best alternative to provide for these potential liabilities. The cost of any transfer of environmental liabilities and insurance policy is likely to be greater than the amount of the reserve, and the cost of such transfer and insurance is not reflected in the environmental reserve.

Treatment of Certain Loans from HTI to Heartland

As of December 31, 2003, HTI owes Heartland and CMC an aggregate of $8,464,000 under promissory notes issued in December 2000 (the "2000 Notes"). The notes are collateralized by a security interest in the Class B Interest (the "Collateral") and bear interest at 13% per annum. The Company also received as additional consideration for the 2000 Notes a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock was trading in the over-the-counter market (after its delisting from the American Stock Exchange) at less than $0.01 per share as of December 31, 2003. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the 2000 Notes from HTI.

PG Oldco, Inc., a creditor of HTI under notes in an aggregate principal amount of $2,200,000 ("PG Oldco Notes"), also had a security interest in the Collateral and had commenced steps to protect its interest. Under a Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") by and among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC had a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement). PG Oldco, Inc. had a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. On May 23, 2003 Heartland purchased from PG Oldco, Inc. the PG Oldco Notes for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003. This note and accrued interest were paid in full on October 31, 2003. The purchase price of $1,270,000 for the PG Oldco Notes was recorded as an increase in "Due from Affiliate" on the Company's financial statements.

At December 31, 2003, HTI owes Heartland and CMC, in the aggregate, approximately $9,734,000. Heartland has recorded an allowance for doubtful accounts of approximately $5,133,000 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000. Heartland has recorded an allowance for doubtful accounts against the 2000 Notes and PG Olco Notes because HTI has indicated to Heartland that it does not have the means to repay the amounts owed under the 2000 Notes and PG Oldco Notes. The $5,000,000 allowance for doubtful accounts that was recorded in the fourth quarter of 2003 was a result of the Company's closing the sale of its Fife, Washington property at a price of $13,250,000 and then distributing $2.30 a Unit in December 2003 which reduced the estimated amount of potential future distributions distributable to the Class B Interest. Because Heartland intends to acquire the Class B Interest from HTI either pursuant to a proposed settlement agreement between HTI and certain of its creditors or upon a foreclosure of the Class B Interest, as discussed below, Heartland has determined that the amount of the allowance for doubtful accounts should reflect the value of the Class B Interest based on the estimated amount of potential future cash distributions distributable in respect of the Class B Interest upon a liquidation of Heartland (assuming that the Class B Interest is not cancelled and remains outstanding). Such estimated potential distributions were based on a variety of assumptions made by Heartland's management. If a proposed settlement agreement is entered into among all of HTI's creditors (with the exception of Heartland and Edwin Jacobson) and is approved by HTI's stockholders, Heartland will acquire the Class B Interest from HTI in exchange for a release of HTI's obligations under the 2000 Notes and PG Oldco Notes. In the event that the proposed settlement agreement is not approved by HTI's stockholders, Heartland anticipates that it will exercise its rights under the 2000 Notes, the PG Oldco Notes, the related security agreements and applicable law to foreclose on the Class B Interest. Upon either the acquisition of the Class B Interest pursuant to the proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's stockholders or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed, it will be entitled to distributions under the terms of the partnership agreement.

Jacobson Litigation

Edwin Jacobson, the former President and C.E.O. of CMC, has sued the Company claiming that it owes him additional salary and incentive compensation based on the terms of his employment contract. He has demanded $12,000,000 ($1,000,000 salary and $11,000,000 incentive compensation) in damages. The Company has denied Mr. Jacobson's claims and has countersued to recover past payments made to him and to collect $332,000 in principal and interest under a note Jacobson made to the Company. (This matter is explained in greater detail in Item 3. "Legal Proceedings".) The Company offered to settle the lawsuits in exchange for forgiving Jacobson's debt to the Company. When it made the offer, the Company wrote the debt off its books. CMC has made no other provision for this potential liability.

Critical Accounting Policies

The Company's accounting policies are described in more detail in Note 2 and
Note 6 to the Consolidated Financial Statements. The following section is a summary of critical accounting policies that require management estimates and judgements.

     The Company provides an allowance for doubtful accounts against the portion of accounts receivable and notes receivable that are estimated to be uncollectible. Accounts receivable on the consolidated balance sheets are shown net of an allowance for doubtful accounts of $316,000 as of December 31, 2003. Due from affiliate on the consolidated balance sheets are shown net of an allowance for doubtful accounts of $5,133,000 as of December 31, 2003.

     Residential sales were recognized at closing when title to the home passed to the buyer. The Company's homes were generally offered for sale in advance of their construction. To date, most of the Company's homes were sold pursuant to standard sales contracts entered into prior to commencement of construction. The Company's standard sales contracts generally required the customer to make an earnest money deposit. This deposit ranged from 5% to 10% of the purchase price for a buyer using conventional financing. As of December 31, 2003, the Company is no longer selling, building or closing homes in any residential communities.

     Land sales are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied.

     Heartland evaluates environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim the company may have for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then an allowance in the minimum amount of the range is established.

     Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances, such as a condemnation proceeding being brought by a governmental agency against the Company or the discovery of an environmental liability related to a particular site, indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss, the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property. No event occurred during the years 2003, 2002 and 2001 that resulted in an impairment loss being recognized.

     For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the years 2002 and 2001 that resulted in an impairment loss being recognized. In the fourth quarter of 2003, an impairment loss of $250,000 was recognized as a component of cost of sales on Kinzie Station Phase II as the Company was able to quantify the costs associated with the disposal of the property.

Results of Operations

Operations for the year ended December 31, 2003 resulted in a net loss of ($2,355,000) or ($1.10) per Class A Unit. For the year ended December 31, 2002, operations resulted in a net loss of ($1,058,000) or ($0.50) per Class A Unit. Operations for the year ended December 31, 2001 resulted in a net income of $5,358,000 or $2.48 per Class A Unit.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Property Sales. Property sales increased $25,914,000, or 383% to $32,680,000 for year ended December 31, 2003 from $6,766,000 for the year ended December 31, 2002. This increase was primarily the result of sales in 2003 consisting primarily of approximately 3 acres of land in Kinzie Station North for $9,850,000, 170 acres of land in Fife, Washington for $13,250,000 and the conveyance of title to approximately 142 acres of land in Milwaukee, Wisconsin for $3,550,000.

Cost of Property Sales. Cost of property sales increased $18,194,000, or 330% to $23,709,000 for year ended December 31, 2003 from $5,515,000 for year ended December 31, 2002. This increase was primarily the result of an increase in the cost of property sales related to the above described three sales which totaled approximately $17,500,000.

Gross Profit on Property Sales. Gross profit on property increased $7,720,000, or 617% to $8,971,000 for year ended December 31, 2003 from $1,251,000 for year ended December 31, 2002. This increase was primarily the result of an increase in the gross profit recognized of approximately $9,150,000 on the above described three sales.

Selling Expenses. Selling expenses increased $670,000, or 57% to $1,847,000 for year ended December 31, 2003 from $1,177,000 for year ended December 31, 2002. This increase was primarily the result of an increase in broker sales commissions of $173,000 because of increased sales revenues, an increase in the sales department legal fees of $174,000 because of the Company's decision in 2003 to sell several properties, and an increase of $348,000 in consulting, security, architecture and surveying expenses that in 2002 had been capitalized to development properties being expensed starting in 2003 because these properties had been designated as for sale.

General and Administrative Expenses. General and administrative expenses increased $1,311,000, or 62% to $3,433,000 for year ended December 31, 2003 from $2,122,000 for year ended December 31, 2002. This increase was primarily the result of an increase in legal fees of $615,000 due to several lawsuits, continuing legal matters such as the Edwin Jacobson, former C.E.O. and President of the Company, and the RACM lawsuits and legal advice concerning the options for the dissolution of the partnership, an increase in insurance expense of $284,000 because of the Partnership Liability Insurance policy premium cost increasing substantially and an increase in salary expense of $415,000 due to the accrual by the Company of the Phantom Unit bonus expense to the four officers covered by the Company's bonus plans in the amount of approximately $436,000.

Interest Expense. Interest expense increased $322,000, or 826% to $361,000 for year ended December 31, 2003 from $39,000 for year ended December 31, 2002. This increase was primarily the result of the Company's decision in 2003 to sell several properties, which resulted in interest that was capitalized in prior years to development properties being expensed starting in 2003.

Bad Debt Expense. Bad debt expense increased $4,551,000, or 1,014% to $5,000,000, for year ended December 31, 2003 from $449,000, for year ended December 31, 2002. This increase was the result of the recording of an allowance for doubtful accounts on the HTI note receivable of $5,000,000 see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Significant Accounting Estimates-Treatment of certain loans from HTI to Heartland".

Real Estate Taxes. Real Estate taxes increased $287,000, or 183% to $444,000 for year ended December 31, 2003 from $157,000 for year ended December 31, 2002. This increase was primarily the result of the Company's decision in 2003 to sell several properties, which resulted in property taxes that were capitalized in prior years to development properties being expensed starting in 2003.

Environmental Expenses and Other Charges. Environmental expenses and other charges increased $1,887,000 to $1,649,000 for year ended December 31, 2003 from $(238,000) for year ended December 31, 2002. This increase was primarily the result of an increase in the amount of costs that will be incurred in the environmental remediation of the Lite Yard site located in Minneapolis, MN.

Other Income and (Expenses). Total other income increased $11,000, or 0.8% to $1,408,000 for year ended December 31, 2003 from $1,397,000 for year ended December 31, 2002. This increase was primarily the result of the $1,500,000 gain on the extinguisment of the LALP debt related to the sale of the CMCVII assets on December 31, 2003 to NC One compared to the $1,137,000 gain recognized by the Company on the sale of its interest in the Goose Island joint venture in 2002.

Net (loss) Income. Net loss increased $1,297,000 to $(2,355,000) for year ended December 31, 2003 from $(1,058,000) for year ended December 31, 2002. This increase was primarily the result of an increase in property sale revenues from the sale of former development properties in 2003 compared to 2002 when none were sold reduced by the $5,000,000 allowance for doubtful accounts recorded related to the HTI note receivable balance in 2003 and the increase in environmental expenses and other charges of $1,887,000.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Property Sales. Property sales decreased $23,705,000, or 78% to $6,766,000 for year ended December 31, 2002 from $30,471,000 for the year ended December 31, 2001. This decrease was primarily the result of sales in 2001 consisting of development properties in Rosemount, Minnesota, Bozeman, Montana, and Kinzie Station Phase II at sales prices of $9,275,000, $2,150,000 and $2,937,000, respectively compared to none in 2002. These 2001 sales total $14,362,000. Also, sales in 2001 compared to 2002 in Kinzie Station Phase I were $11,903,000 and $2,715,000, respectively or a difference of $9,188,000.

Cost of Property Sales. Cost of property sales decreased $14,393,000, or 72% to $5,515,000 for year ended December 31, 2002 from $19,908,000 for year ended December 31, 2001. This decrease was primarily the result of reduced cost of property sales from 2001 to 2002 related to the above described sales of $14,390,000.

Gross Profit on Property Sales. Gross profit on property decreased $9,312,000, or 88% to $1,251,000 for year ended December 31, 2002 from $10,563,000 for year ended December 31, 2001. This decrease was primarily the result of reduced gross profit from the sales of the above described properties from 2001 to 2002 of $9,158,000.

Selling Expenses. Selling expenses decreased $2,744,000, or 70% to $1,177,000 for year ended December 31, 2002 from $3,921,000 for year ended December 31, 2001. This decrease was primarily the result of the Company's decision to cease the sale of condominiums in its proposed Kinzie Phase II project which resulted in a reduction of selling expenses from 2001 to 2002 of $841,000, the decision to cease all operations in Osprey Cove located in St. Marys, Georgia which resulted in a reduction of selling expenses from 2001 to 2002 of $211,000, the reduction in sales at Kinzie Station Phase I from 2001 to 2002 of 38 units to 8 units resulted in a reduction in selling expenses of $913,000 and a reduction of personnel and expenses in the Company's department that coordinates the sale of the Land Held for Sale acreage of approximately 13,671 acres from 2001 to 2002 resulted in a reduction in selling expenses of $340,000.

General and Administrative Expenses. General and administrative expenses increased $264,000, or 14% to $2,122,000 for year ended December 31, 2002 from $1,858,000 for year ended December 31, 2001. This increase was primarily the result of an increase in legal expense of $251,000 due to the Company's litigation related to the Edwin Jacobson, former C.E.O and President of the Company, and Menomonee Valley lawsuits.

Bad Debt Expense. Bad debt expense increased $449,000 to $449,000 for year ended December 31, 2002 from $0 for year ended December 31, 2001. This increase was primarily the result of the Company accruing an allowance for bad debt expense of 100% for the note receivable and accrued interest owed to the Company by Edwin Jacobson, former President and C.E.O. of the Company.

Real Estate Taxes. Real Estate taxes decreased $68,000, or 30% to $157,000 for year ended December 31, 2002 from $225,000 for year ended December 31, 2001. This decrease was primarily the result of the Company paying less property taxes on Land Held for Sale acreage (the approximately 13,671 acres of scattered land parcels) in 2002 as compared to 2001.

Environmental Expenses and Other Charges. Environmental expenses and other charges decreased $341,000, or 331% to $(238,000) for year ended December 31, 2002 from $103,000 for year ended December 31, 2001. This decrease was primarily the result of the Company reducing its estimate of environmental remediation expenses $304,000 from 2001 to 2002 due to the sale of the Bozeman, Montana property and reducing its estimate related to the Fife, Washington property.

Other Income and (Expenses). Total other income increased $465,000, or 50% to $1,397,000 for year ended December 31, 2002 from $932,000 for year ended December 31, 2001. This increase was primarily the result of Other Income increasing $1,077,000 from 2001 to 2002 due to the Company's sale of its interest in the Goose Island joint venture in 2002.

Net (loss) Income. Net (loss) income decreased $6,416,000, or 120% to $(1,058,000) for year ended December 31, 2002 from $5,358,000 for year ended December 31, 2001. This decrease was primarily the result of the Company sales of development properties in 2001 totaled $14,362,000 as compared to none in 2002.

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from development activities, proceeds of property sales, rental income and interest income. Cash was $3,926,000 (including $0 of restricted cash) at December 31, 2003, $751,000 (including $42,000 of restricted cash) as of December 31, 2002 and $1,299,000 (including $1,196,000 of restricted cash) as of December 31, 2001. The increase in cash of $3,175,000 from December 31, 2002 to December 31, 2003 was primarily due to proceeds of $13,250,000 relating to the Fife property sale in November 2003, a portion of which was retained for working capital purposes. The decrease in cash of $548,000 from December 31, 2001 to December 31, 2002, was primarily due to the return to the Company on April 30, 2002 of the $1,150,000 interest reserve held by LNB as collateral for the LNB line of credit and the subsequent use by the Company to reduce accounts payable. (See the Consolidated Statements of Cash Flows).

Net cash provided by operating activities was $19,138,000 in 2003 compared to $2,291,000 of net cash used in operating activities in 2002. Cash provided by operating activities in 2003 compared to 2002 increased by $21,429,000. This was primarily due to housing inventories decreasing $7,671,000 in 2003 compared to $3,176,000 in 2002, a difference of $4,495,000. The difference was attributable to selling all the assets of CMCVII on December 31, 2003 to NC One and closing 10 home sales in Longleaf during 2003. Also, land held for sale/development and capitalized predevelopment costs decreased a total of $12,257,000 in 2003 compared to an increase in capitalized predevelopment costs of $3,817,000 in 2002, a difference of $16,074,000 (a decrease in costs). The difference was attributable to having closed no land held for sale/development in 2002 compared to having closed the Fife, Washington property (170 acres), 2 parcels in Kinzie Station North located in Chicago, Illinois and the deeding of the Menomonee Valley property located in Milwaukee, Wisconsin (142 acres) in 2003. Net cash used in operating activities was $2,291,000 in 2002 compared to $10,444,000 of net cash provided by operating activities in 2001. Cash provided by operating activities from 2002 compared to 2001 decreased by $12,735,000. This was primarily due to housing inventories decreasing $3,176,000 in 2002 compared to $9,507,000 in 2001, a difference of $6,331,000. The difference was attributable to closing 8 units in 2002 in Kinzie Station Phase I compared to 38 units in 2001. Also, net additions to capitalized predevelopment costs increased $3,817,000 in 2002 compared to $487,000 in 2001, which is a difference of $3,330,000. This difference was attributable to the Company not selling any development properties during 2002. (See the Consolidated Statements of Cash Flows).

On August 11, 2003, Heartland declared a cash distribution of $1.05 per unit. On September 15, 2003, it distributed approximately $2,231,000 in cash, which was allocated 98.5%, to the Unitholders of record as of August 29, 2003, 1% to the General Partner and 0.5% to the Class B Interest. On November 14, 2003, Heartland declared another cash distribution of $2.30 per unit. On December 9, 2003, it distributed approximately $4,885,000 in cash, which was allocated 98.5% to the Unitholders of record as of November 28, 2003, 1% to the General Partner and 0.5% to the Class B Interest. As of December 31, 2003, the Unitholders' capital account balance was $0, the Class B Interest's capital account balance was $9,493,000, and the General Partner's capital account balance was $(2,000). The Company's 2003 distributions were greater than in any past year. Unitholders should not expect the 2003 level of distributions on an annual basis.

Proceeds from property sales provided cash flow of $32,680,000 in 2003, $6,766,000 in 2002 and $30,471,000 in 2001. During the period between 2004 and
2006, the Company expects proceeds from property sales to consist primarily of the sale of the remaining Kinzie Station North acreage, Kinzie Station Phase II property, remaining sites in Wisconsin and Minnesota that in prior years had been designated as development properties and land held for sale acreage (13,671 acres of scattered land parcels located in 12 states).

The cost of property sales in 2003 was $23,709,000 or 73% of sales proceeds, in 2002 was $5,515,000 or 82% of sales proceeds and in 2001 was $19,908,000 or 65%
of sales proceeds. It is not expected that future cost of sales ratios for the remaining real estate sales will change materially from ratios experienced in the prior three years, as the balance of Heartland's real estate, other than development projects, consists primarily of railroad properties acquired over the past 150 years at values far lower than current fair values. The Company is no longer selling, building or closing homes in any homebuilding communities as of December 31, 2003.

Portfolio income is derived principally from interest earned on certificates of deposit and investment of cash not required for operating activities in overnight investments. Portfolio income for 2003 was $30,000, compared to $308,000 for 2002 and $1,176,000 for 2001. The decrease in portfolio income from 2003 to the year 2002 and from 2002 to the year 2001 of $278,000 and $868,000, respectively, is mainly attributable to a decrease in interest earned on the HTI note receivable of $270,000 and $611,000, respectively. Heartland stopped accruing interest on the HTI note receivable April 1, 2002 due to the uncertainty regarding the collectibility of the HTI note receivable.

As of December 31, 2003, Heartland had designated 5 sites, or approximately 102 acres with a book value of approximately $1,838,000, for sale which in prior years had been designated for development. Capitalized expenditures at sites designated for sale and in prior years designated for development were $2,844,000 in 2003, $6,083,000 in 2002, and $9,891,000 in 2001. At December 31,
2003 and 2002, capitalized costs on properties including housing inventories totaled $2,423,000 and $18,635,000, respectively. Expenditures which significantly increase the value and are directly identified with a specific project are capitalized.

At December 31, 2003, land held for sale consists of 13,671 acres of scattered land parcels with a book value of $621,000. Land held for sale will be disposed of in an orderly fashion; however, it is anticipated that the disposal of such properties may extend beyond the year 2004. The Company is also exploring the sale of these properties as a whole to a third party.

Heartland's management believes it will have sufficient funds available from its land sales activities for operating and selling expenses as it liquidates the remaining assets of the Company. However, Heartland, in March 2004, obtained a $2,000,000 line of credit with LaSalle National Bank ("LNB"). The line of credit will mature December 1, 2004 and bears interest at the prime rate plus 1.5% (5.5% at December 31, 2003). The LNB line of credit is secured by the Kinzie Station North and Kinzie Station Phase II properties that are located in Chicago, Illinois. LNB also requires the Company to maintain net worth (defined as assets minus liabilities) of $5,500,000, maintain net income of $1,000,000 during any fiscal year beginning with the year ending December 31, 2003, can not make any advances or distributions to Unitholders or members from funds borrowed under the line of credit, and various other covenants described in the Secured Revolving Note document. The Company is currently in default under the line of credit agreement since it is in violation of the net income covenant and can not draw on the LNB line of credit.

Tabular Disclosure of Contractual Obligations



                                                                 Payment due by period

      Contractual Obligations            Total          Less than 1     1 - 3 years    3 - 5 years     More than 5
                                                           year                                           years
----------------------------------- ----------------- ---------------- -------------- --------------- ---------------
Long-Term Debt Obligations           $            --   $           --   $         --   $          --   $          --
Capital Lease Obligations                         --               --             --              --              --
Operating Lease Obligations                    6,000            6,000             --              --              --
Purchase Obligations                              --               --             --              --              --
Other Long-Term Liabilities
Reflected on the Company's
Balance Sheet under GAAP                     111,000            6,000         12,000          12,000          81,000
----------------------------------- ----------------- ---------------- -------------- --------------- ---------------
Total                                $       117,000   $       12,000   $     12,000   $      12,000   $      81,000


Interest Rate Sensitivity

The Company's total consolidated indebtedness at December 31, 2003 was zero. The Company paid interest on its outstanding borrowings during the year 2003 under revolving credit facilities and fixed loan amounts at prime or the prime rate plus 1.50% (5.5% at December 31, 2003) and at a fixed rate of 7.5%. (See Note 4 to the Consolidated Financial Statements.)

As of December 31, 2003 the Company did not have any other financial instruments for which there is a significant exposure to interest rate changes.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Economic and Other Conditions Generally", "Access to Financing" and "Interest Rate Sensitivity".

Item 8.    Financial Statements and Supplementary Data.

The financial statements of the Company and the related notes, together with the Independent Auditor's Report thereon, are set forth beginning on page 52 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Heartland's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are adequate to ensure that information required to be disclosed by Heartland in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

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

                                                          Principal Occupation, Business
Name and Age                                               Experience and Directorships

Lawrence S. Adelson, 54............  Chairman  of the Board  and Chief  Executive  Officer  of HTI since  February,
                                     2002;  Director of HTI since February,  2002;  Chief Executive  Officer of the
                                     Company since February,  2002;  Manager of HTI Interests,  LLC since February,
                                     2002;  Vice  President  and  General  Counsel  of the  Company  (June,  1990 -
                                     February,  2002);  Vice President and General Counsel of HTI (October,  1988 -
                                     February, 2002).

Richard P. Brandstatter, 48........  President of the Company since March, 2003; Vice President - Finance, Treasurer and Secretary of HTI since February, 1999; Director of HTI since June, 2002,
                                     Vice President - Finance, Treasurer and Secretary of the Company (August,
                                     1995-March, 2003).

Daniel L. Bernardi, 49.............  Chief Financial Officer of the Company since March, 2003. Controller of the
                                     Company (September 1998 - March 2003).

Robert S. Davis,  89...............  Former Director of HTI (Class I) (October,   1988-June, 2002); Former member of
                                     the compensation  committee and chairman of the Audit Committee of HTI; Former
                                     Manager  of  HTI  Interests,   LLC  (resigned  August,  2003);   self-employed
                                     consultant  (for  more  than the  past  five  years);  Senior  Vice  President
                                     (1978-79), St. Paul Companies (insurance), St. Paul, Minnesota.

Charles J. Harrison, 46............  Vice  President  Real  Estate,  General  Counsel and  Secretary of the Company
                                     since March,  2002.  President of Power Mart Real Estate  Corporation  August,
                                     2001, to February,  2002. General Counsel and prior positions with the Company
                                     October 1990 to July 2001

Thomas F. Power,  63...............  Manager of HTI Interests,  LLC since July 2003;  Member of the Audit Committee of HTI since July 2003.  Trustee,  Mexrail  Independent  Voting Trust.  Former
                                     President   and  CEO  and   Director  of  Wisconsin   Central   Transportation
                                     Corporation (1999-2001).

George Lightbourn,  52.............  Manager of HTI Interests,  LLC and Member of the Audit  Committee of HTI since
                                     2004.  Currently Senior Fellow with the Wisconsin  Policy Research  Institute.
                                     Served as Secretary of the  Wisconsin  Department of  Administration  (January
                                     2000-January  2003).  Deputy  Secretary of the  Department  of  Administration
                                     (1995-1999).  Currently  serving on board of Madison  Cultural  Arts  District
                                     Board, the Monona Economic Development Committee and SpaceMetrics.

John Torell III,  64...............  Former  Director  of HTI (Class  III)  (September,  1997-June,  2002);  Former
                                     member of the audit  committee of HTI;  Former Manager of HTI  Interests,  LLC
                                     (resigned  August,  2003);  Chairman  (since 1990),  Torell  Management,  Inc.
                                     (financial  advisory),  New York, New York;  Director of Wyeth,  Inc.; Partner
                                     (since 2000), Core Capital Group, (Merchant Banking).

Ezra K. Zilkha, 78.................  Former  Director  of HTI (Class II)  (October,  1988-June,  2002);  Retired as
                                     Chairman of the Board of the Company on February 25, 2002;  Former chairman of the compensation  committee of HTI; Manager of HTI Interests,  LLC;  President and Director (since 1956),  Zilkha & Sons,  Inc.  (private  investments),  New
                                     York, New York. Mr. Zilkha  formerly  served as a director of the Newhall Land and Farming Company.

Identification of the Audit Committee

The General Partner's board of managers has designated a standing audit committee for the Company consisting of Ezra Zilkha, Thomas F. Power and George Lightbourn. Ezra Zilkha and Thomas Power have been designated the audit committee financial experts serving on the Company's audit committee. Refer to
Item 10. above for Mr. Power's and Mr. Zilkha's qualifications.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Heartland Technology, Inc., managers of HTI Interests, LLC and any persons who own more than ten-percent of the Units to file forms reporting their initial beneficial ownership of Units and subsequent changes in that ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers and directors of Heartland Technology, Inc., managers of HTI Interests, LLC and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the 2003 fiscal year all section 16(a) filing requirements were complied with.

Code of Ethics

The Company has adopted a code of ethics, which is attached as an exhibit to this Form 10-K, that applies to the Company's Chief Executive Officer and Chief Financial Officer as well as the Company's President and Chief Legal Officer.

Item 11.   Executive Compensation.

The following information is furnished as to all compensation awarded to, earned by or paid to the Chief Executive Officer of CMC, the four other executive officers and the former President and Chief Executive Officer with 2003 compensation greater than $100,000.

                Name And                                   Annual        Compensation          All Other
           Principal Position                 Year         Salary            Bonus           Compensation
------------------------------------------- ---------- --------------- ------------------ --------------------

Lawrence S. Adelson                           2003     $     183,000   $        545,000   $            2,400
   Chief Executive Officer                    2002           194,000                 --                2,000
                                              2001            87,200            136,400                1,300

Richard P. Brandstatter                       2003     $     121,000   $        655,000   $            3,000
   President                                  2002           121,000             12,900                2,500
                                              2001            97,300            136,400                1,300

Daniel L. Bernardi                            2003     $     100,000   $         10,000   $            3,000
   Chief Financial Officer

Charles J. Harrison                           2003     $     150,000   $        205,000   $            3,000
   Vice President Real Estate,                2002           109,000             21,900                2,800
   General Counsel and Secretary

Susan Tjarksen Roussos                        2003     $      85,500   $        558,500   $            3,000
   Vice President-Sales and                   2002           171,200            134,900                2,800
   Marketing (resigned June 30, 2003)         2001           171,000            136,400                2,300

Edwin Jacobson                                2003     $          --   $             --   $               --
   Former President and Chief                 2002           116,000             74,000                2,300
   Executive Officer                          2001           350,000             95,700                1,700

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

Under a deferred salary arrangement available to all employees, Mr. Adelson deferred approximately, $40,000 of his 2000 salary into 2001, $27,000 of his 2001 salary into 2002 and $17,000 of his 2003 salary into 2004. Also, Mr. Adelson, Mr. Brandstatter, Ms. Tjarksen-Roussos and Mr. Harrison deferred payment of accrued bonuses from 2003 to 2004 in the amounts of $417,000, $432,000, $265,000 and $42,000, respectively.

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement is from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. The Phantom Units awarded under the incentive compensation plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. Compensation expense of $335,000 has been recognized in the consolidated statements of operations, of which $59,000 has been paid, for the year ending December 31, 2003. The outstanding balance owed of $276,000 was paid on January 5, 2004.

Heartland does not maintain any pension, profit-sharing, or similar plan for its employees. Insurance benefit programs are non-discriminatory. CMC sponsors a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986. All full-time permanent employees of CMC are eligible to participate in the plan. In 2003, 2002 and 2001, CMC made matching contributions of 25% of each participant's contribution to the plan. Participating 1998 employees were fully vested with respect to salary reduction and CMC's contributions. For all future participants, they are fully vested with respect to salary reduction immediately, but the matching contribution vests at 20% per year. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon a showing of financial hardship.

Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan were computed by multiplying the following percentages (3% for the year 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. Effective December 31, 2001, the CMC Plan was amended to vest benefits earned under the CMC Plan as of December 31, 2001 and provides that earned benefits shall be paid at the time of a cash distribution to the Unitholders. The CMC Plan was then terminated effective December 31, 2001. The aggregate benefits payable under the Sales Plan were computed by multiplying 3% for the year 2001 by the net proceeds from the sale of certain real estate during that year. As of December 31, 2003, $973,000 had been accrued as compensation expense under the plans of which $481,000 has been paid to the officers by the Company. The outstanding balance owed of $492,000 was paid on January 5, 2004.

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Three officers of the Company are eligible for benefits under the 2002 CMC Plan. As of December 31, 2002, $39,000 had been accrued as compensation expense under the 2002 CMC Plan of which $22,000 had been paid to one of the three officers. For the year 2003, $542,000 has been accrued as compensation expense under the 2002 CMC Plan of which $255,000 was paid during the year 2003. The total for the two years accrued as compensation expense under the 2002 CMC Plan is $581,000 of which a total of $277,000 has been paid to the three officers. The outstanding balance owed of $304,000 was paid on January 5, 2004. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units payable at the time of any distributions to the Unitholders. The Phantom Units awarded under the CMC Plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense related to these phantom Units has been recognized in the consolidated statements of operations for the year ended December 31, 2002. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. Compensation expense related to these Phantom Units of $100,500 has been recognized in the consolidated statement of operations, of which $19,500 has been paid, for the year ending December 31, 2003. The outstanding balance owed of $81,000 was paid on January 5, 2004.

Board Compensation Committee Report on Executive Compensation

The General Partner's board of managers makes all decisions related to the compensation of the Company's executive officers. Executive compensation generally consists mainly of base salary and bonus based either on sales, distributions or merit. The general philosophy of the General Partner's board of managers and the Company's executive officers, including the Chief Executive Officer, is to relate compensation to overall corporate performance; however, in the event that the Company begins liquidation proceedings, the General Partner's board of managers considers retention of the current executive officers, including the Chief Executive Officer, to be the most important factor in determining executive compensation. Due to their institutional knowledge, their understanding of the remaining assets and potential environmental liabilities associated with those assets, and their expertise with the transactional requirements related to selling the Company's property, the current executive officers are in the best position to maximize the value of the Company and thereby maximize the value of the Units. With this in mind, the General Partner's board of managers determined that the base compensation for executives in 2003 would remain unchanged from 2002, except that the Chief Financial Officer's salary was increased nominally. It was also determined that no new executive bonus plan would be adopted for 2003, however one individual executive bonus of $10,000 was approved.

Chief Executive Officer compensation during 2003 was fixed by an Employment Agreement approved in March 2002 by the General Partner's board of managers. In determining the Chief Executive Officer's base salary under the Employment Agreement, the General Partner's board of managers considered his performance managing and operating the Company and considered how he might lead the Company in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Security Ownership of Certain Beneficial Owners

At March 30, 2004 there are no persons who are known by Heartland to be beneficial owners of more than 5% of Heartland's outstanding Units.

Security Ownership of Management

Set forth below is certain information concerning the beneficial ownership of Units by each current director of HTI, each manager of HTI Interest, LLC, by each named executive officer of CMC and by all directors and executive officers of HTI and all executive officers of CMC as a group, as of March 30, 2004:

                 Name of Beneficial
                 Owner and Number of         Number of
                 Persons in Group (i)       Units Owned        Percent
----------------------------------------- ---------------- ---------------
Lawrence S. Adelson                          15,000             .7%
Daniel L. Bernardi                              ---            ---%
Richard P. Brandstatter                         ---            ---%
Robert S. Davis                                 ---            ---%
Charles J. Harrison                             ---            ---%
Edwin Jacobson (ii)                          36,400            1.7%
Susan Tjarksen Roussos                          ---            ---%
John R. Torell III                              ---            ---%
Ezra K. Zilkha (iii)                         80,500            3.9%
All directors and executive
 officers as a group (9 persons)            131,900            6.3%


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

Item 13.   Certain Relationships and Related Transactions.

Management Agreement

Heartland has a management agreement with HTII pursuant to which Heartland is required to pay HTII an annual management fee in the amount of $413,000 for the years 2003 and 2002. The management fee for the year 2001 of $425,000 was accrued as an expense and reduced the amount owed Heartland and CMC by HTI. The management agreement terminates on June 27, 2005. The management fee for the first five months of 2002 of $172,000 was offset against the amounts owed Heartland and CMC by HTI. The Company paid the June to December, 2002 management fee of $241,000. As of December 31, 2002, the Company had prepaid $58,000 of the year 2003 management fee of $413,000, which has been paid in full at December 31, 2003.

Notes Receivable from HTI

As of December 31, 2003, HTI owes Heartland and CMC an aggregate of $8,464,000 under promissory notes issued in December 2000 (the "2000 Notes"). The notes are collateralized by a security interest in the Class B Interest (the "Collateral") and bear interest at 13% per annum. The Company also received as additional consideration for the 2000 Notes a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock was trading in the over-the-counter market (after its delisting from the American Stock Exchange) at less than $0.01 per share as of December 31, 2003. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the 2000 Notes from HTI.

PG Oldco, Inc., a creditor of HTI under notes in an aggregate principal amount of $2,200,000 ("PG Oldco Notes"), also had a security interest in the Collateral and had commenced steps to protect its interest. Under a Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") by and among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC had a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement). PG Oldco, Inc. had a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. On May 23, 2003 Heartland purchased from PG Oldco, Inc. the PG Oldco Notes for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003. This note and accrued interest were paid in full on October 31, 2003. The purchase price of $1,270,000 for the PG Oldco Notes was recorded as an increase in "Due from Affiliate" on the Company's financial statements.

At December 31, 2003, HTI owes Heartland and CMC, in the aggregate, approximately $9,734,000. Heartland has recorded an allowance for doubtful accounts of approximately $5,000,000 in 2003 and $133,000 in 2002 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000. For a discussion of the 2000 Notes and PG Oldco Notes receivable balance and the corresponding allowance for doubtful accounts see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Significant Accounting Estimates-Treatment of certain loans from HTI to Heartland". If a proposed settlement agreement entered into among all of HTI's creditors (with the exception of Heartland and Edwin Jacobson, former President and C.E.O. of the Company) is approved by HTI's stockholders, Heartland will acquire the Class B Interest from HTI in exchange for a release of HTI's obligations under the 2000 Notes and PG Oldco Notes. In the event that the proposed settlement agreement is not agreed to by HTI's creditors and approved by HTI's stockholders, Heartland anticipates that it will exercise its rights under the 2000 Notes, the PG Oldco Notes, the related security agreements and applicable law to foreclose on the Class B Interest. Upon either the acquisition of the Class B Interest pursuant to the proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed, it will be entitled to distributions under the terms of the Partnership Agreement.

Management Services Agreement

Under a management services agreement, HTI reimbursed CMC for reasonable and necessary costs and expenses for services. These totaled approximately $0, $179,000 and $837,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Effective April 1, 2002, CMC stopped the accrual of the reimbursement of management services. Heartland stopped this accrual on April 1, 2002 because of the uncertainty concerning the continued existence of HTI as a going concern. HTI's stock is now trading in the over-the-counter market (due to being delisted from the American Stock Exchange) at less than $.01 per share as of December 31, 2003.

HTI Warrant

On December 29, 2000, HTI granted the Company a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. HTI's stock is now trading in the over-the-counter market at less than $.01 per share as of December 31, 2003.

Lease of Kinzie Station Home from Officers

On March 31, 2001, the two Kinzie Station Phase I model homes (a one bedroom unit and a two bedroom unit) and furniture were purchased by two officers of the Company at fair market value. Heartland has leased these model homes back from the officers starting April 1, 2001 and ending April 1, 2004. The monthly rent on the one bedroom model was $2,350 and on the two bedroom model was $4,200. The leases contained standard insurance and maintenance clauses as customary in these types of leases. These leases have been paid in full as of December 31, 2003.

Conflicts of Interest of General Partner and its Officers and Directors

The officers and directors of HTI, the officers of Heartland and the managers of HTII; including Lawrence S. Adelson, Chairman of the Board, President and Chief Executive Officer of HTI and Chief Executive Officer of Heartland and Richard P. Brandstatter, President of Heartland, will not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that
(i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland, or any Unitholder on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner (although it is not clear under Delaware law that such provisions would be enforceable). The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will act in its sole discretion, in good faith or pursuant to other appropriate standards. The General Partner has sole authority over the timing and amount of distributions as well as dissolution of the partnership.

Other

A senior partner of a law firm who provides services to the Company owns approximately 7.5% of the stock of HTI. Lawrence S. Adelson, C.E.O. of the Company, also owns 119,500 shares of HTI. Furthermore, Lawrence S. Adelson, C.E.O. of the Company, and Richard P. Brandstatter, President of the Company, are employees and directors of HTI.

Item 14.   Principal Accountant Fees and Services.

Audit Fees

For the years ended December 31, 2003 and 2002, the Company has accrued $128,000 and $124,000, including expenses, respectively, to pay the principal accountant, PricewaterhouseCoopers LLP ("PWC") for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Form 10-Q.

Tax Fees

For the years ended December 31, 2003 and 2002, the Company has accrued $149,000 and $144,000 respectively, to pay PWC for tax compliance, tax advice, tax planning, preparation of Heartland's yearly tax returns (state and federal) and processing of the Unitholders individual K1s for use in preparing their individual tax returns.

HTII's audit committee's pre-approval policies and procedures are to authorize work subject to receipt of engagement letters.

All audit and tax fees described above have been approved by HTII's audit committee.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed or incorporated by reference as part of this report:

1.       Financial statements - PricewaterhouseCoopers LLP

The financial statements of Heartland Partners, L.P. begin on page 52 below:

REPORT OF INDEPENDENT AUDITORS..............................................

CONSOLIDATED BALANCE SHEETS
     December 31, 2003 and 2002.............................................

CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Years Ended December 31, 2003, 2002 and 2001...................

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
     For the Years Ended December 31, 2003, 2002 and 2001...................

CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Years Ended December 31, 2003, 2002 and 2001...................

Notes to Consolidated Financial Statements..................................

2.       Financial statement schedules - PricewaterhouseCoopers LLP

VALUATION AND QUALIFYING ACCOUNTS...........................................

REAL ESTATE AND ACCUMULATED DEPRECIATION....................................

Attachment A to Schedule III................................................

3.            Exhibits
-----         -----------------------------------------------------------------

3.1 Certificate of Limited Partnership, dated as of October 4, 1988, incorporated by reference to Exhibit 3.1 to Heartland's Current Report on Form 8-K dated January 5, 1998.

3.2 Amended and Restated Agreement of Limited Partnership of Heartland Partners, L.P., dated as of June 27, 1990, incorporated by reference to Exhibit 3.2 to Heartland's Current Report on Form 8-K dated January 5, 1998.

3.3 Amendment to the Amended and Restated Agreement of Limited Partnership of Heartland Partners, L.P., dated as of December 4, 1997, incorporated by reference to Exhibit 3.3 to Heartland's Current report on Form 8-K dated January 5, 1998.

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

10.11 Amended and Restated Loan and Security Agreement dated June 30, 1998 among CMC Heartland Partners, L.P. and LaSalle National Bank, incorporated by reference to Exhibit 10.3 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

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

10.25 First Amendment to Edwin Jacobson December 20, 1999 Employment Agreement dated April 11, 2000, incorporated by reference to
              Exhibit 10.25 to Heartland's Quarterly Report on form 10-Q for the quarter ended March 31, 2000.

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

10.36 Promissory Note dated December 12, 2000 from CMC Heartland Partners VII, LLC to Bank One, Illinois, N.A., incorporated by reference to Exhibit 10.36 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.37 Purchase and Sale Agreement dated December 12, 2000 between CMC Heartland Partners VII, LLC and Longleaf Associates Limited Partnership, incorporated by reference to Exhibit 10.37 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.38 Line of Credit Promissory Note dated December 29, 2000 from Heartland Technology, Inc. (Borrower) to Heartland Partners, L.P. and CMC Heartland Partners (Payee), incorporated by reference to
              Exhibit 10.38 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.39 Series C Warrant exercisable on or before February 16, 2006 issued to Heartland Partners, LP by Heartland Technology, Inc. on February 16, 2001, incorporated by reference to Exhibit 10.39 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.40 Fifth Amendment to Amendment Restated Loan and Security Agreement dated December 31, 2000 between CMC Heartland Partners, Heartland Partners, LP and CMC Heartland Partners IV, LLC and LaSalle Bank National Association, Illinois, N.A., incorporated by reference to
              Exhibit 10.40 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.42 The Senior Security Agreement dated December 14, 2000 between HTI Class B, LLC, Heartland Technology, Inc. and Heartland Partners, L.P. and CMC Heartland Partners, incorporated by reference to
              Exhibit 10.42 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.43 The Control Agreement dated December 14, 2000 between Heartland Partners, L.P. and HTI Class B, LLC and CMC Heartland Partners, incorporated by reference to Exhibit 10.43 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

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

10.65 Fourth Agreement dated December 19, 2002 between the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington, incorporated by reference to Exhibit 10.65 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2002.

10.66 First Amendment of Loan Agreement, Note, Deed of Trust, Security Agreement and Fixture Filing and Other Loan documents between CMC Heartland Partners IV, LLC and Bank One, NA dated April 30, 2003, incorporated by reference to Exhibit 10.66 to Heartland's Quarterly Report on Form 10-Q for the quarter ending June 30, 2003.

10.67 Fourth Amendment of Construction Loan Agreement, Notes, Deed of Trust and Other Loan Documents dated April 12, 2003 between CMC Heartland Partners VII, LLC and Bank One, NA, incorporated by reference to Exhibit 10.67 to Heartland's Quarterly Report on Form 10-Q for the quarter ending June 30, 2003.

10.68 Fifth Amendment of Construction Loan Agreement, Notes, Deed of Trust and Other Loan Documents dated June 18, 2003 between CMC Heartland Partners VII, LLC and Bank One, NA, incorporated by reference to Exhibit 10.68 to Heartland's Quarterly Report on Form 10-Q for the quarter ending June 30, 2003.

10.69 Second Amendment of Loan Agreement, Note, Deed of Trust, Security Agreement and Fixture Filing and Other Loan documents between CMC Heartland Partners IV, LLC and Bank One, NA dated August 31, 2003, incorporated by reference to Exhibit 10.69 to Heartland's Quarterly Report on Form 10-Q for the quarter ending September 30, 2003.

14*           Heartland Partners, L.P. Code of Ethics adopted March 29, 2004.

21*           Subsidiaries of Heartland Partners, L.P.

31.1* Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*         Certification of Chief Executive  Officer  pursuant to 18 U.S.C.
              1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*         Certification of Chief Financial  Officer  pursuant to 18 U.S.C.
              1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

 * Attached hereto.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by Heartland with the Securities and Exchange Commission during the fourth quarter of 2003.

                                                                    Exhibit 14

                                 CODE OF ETHICS

                  Code of Ethics for Directors, CEO and Senior Financial Officers of Heartland Partners, L.P.

         This Code of Ethics is applicable to the Chief Executive Officer ("CEO"), President, Chief Financial Officer ("CFO"), Chief Legal Officer ("CLO") and other senior financial officers of Heartland Partners, L.P. ("Heartland" or the "Company") further identified below.

         The Company also has adopted a Code of Business Conduct ("Business Conduct Code") that applies to directors, officers and employees of the Company and of its wholly owned subsidiaries and affiliates (as defined below). The CEO, CFO and other senior financial officers are subject to the provisions of the Business Conduct Code, in addition to this Code of Ethics.

Statement of Purpose; Guiding Principles

         The Company, in adopting both its Business Conduct Code and this Code of Ethics by action of its Board of Directors ("Board"), has recognized the vital importance to the Company of conducting its business subject to the highest ethical standards and in full compliance with all applicable laws and, even where not required by law, with the utmost integrity and honesty, dealing fairly with suppliers, customers, business partners and others. This Code of Ethics covers the members of management and finance personnel designated below and, as such, is intended to supplement the Company's Business Conduct Code applicable to all directors, officers and employees.

         The purpose of this Code of Ethics is to deter wrongdoing by promoting strict adherence to the following guiding principles by designated management members and finance personnel in all of their dealings on behalf of, or with, the Company.

       honest and ethical conduct, including the avoidance of actual or potential conflicts of interest between personal and business or professional relationships;

       full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company or any Company Affiliate (as described below) makes in documents filed with, or submitted to, the U.S. Securities and Exchange Commission ("SEC"), and in other public communications, whatever the medium;

       compliance with all other applicable governmental laws, rules and regulations (including, but not limited to those relating to reporting or disclosure to any governmental authority or to the public, the business activities and/or performance of the Company or any Company Affiliate);

       prompt internal reporting of violations of this Code of Ethics, or of the Business Conduct Code, by designated senior management, to the appropriate persons designated by the Board; and

       accountability with respect to compliance with, and the interpretation and enforcement of, this Code of Ethics.

Persons Covered by this Code of Ethics

         This Code of Ethics is applicable to each officer of the Company having any or all of the following responsibilities and/or authority, regardless of formal title: the chief executive officer, the president, the chief financial officer, the chief accounting officer or controller and the chief legal officer (each a "Covered Officer"). In addition, if any wholly owned subsidiary of the Company or any other company or entity that is controlled by the Company (a "Company Affiliate"), the officers of the Company Affiliate having such responsibilities and authority are also to comply with the standards and policies provided by this Code of Ethics.

         All references herein to dealings with, or actions of or transactions with, the Company refer also to dealings with, or actions of or transactions with, any Company Affiliate, and any other company, partnership or entity in which the Company has any substantial investment.

Implementing Procedures

         In furtherance of the purpose and guiding principles stated above, the Covered Officers must adhere to the following set of implementing policies and procedures:

         1. Avoidance and Handling of Conflict of Interest Situations.

         Each Covered Officer is expected to avoid whenever practicable situations where his or her personal interest may conflict with, or be reasonably perceived to conflict with, the best interests of the Company and, where it is not possible to avoid an actual or apparent conflict of interest, to act in a manner expected to protect and advance the Company's sole best interest. Accordingly, a Covered Officer:

       is not permitted to compete, either directly or indirectly, with or against the Company;

       should avoid making any personal investment, acquiring any personal financial interest or entering into any association that interferes, might interfere, or might reasonably be thought to interfere, with his or her independent exercise of judgment on behalf of the Company and in its best interests; and

       take or otherwise appropriate for his or her personal benefit, or for the benefit of any other person or enterprise, any opportunity or potential opportunity that arises or may arise in any line of business in which the Company or any Company Affiliate engages or is considering engaging.

              To prevent even the appearance of a conflict of interest, no Covered Officer may engage in any transaction with the Company (or any Company Affiliate) or avail himself or herself of any opportunity available to the Company without first notifying and obtaining the written approval of the Company's General Counsel or his/her designee. The General Counsel of the Company shall decide, in accordance with such policies as the Board shall prescribe, whether prior notice to and written approval from the Audit Committee or the full Board must be sought in a given situation.

              To protect and advance the interests of the Company in any situation where the interests of the Company and the interests of a Covered Officer may conflict or be perceived to conflict, it will generally be necessary for the Covered Officer to cease to be involved in dealing with the situation on behalf of the Company and for another director, officer or employee of the Company to act on the matter on behalf of the Company, for example in the negotiation of a transaction on behalf of the Company or a Company Affiliate. Where an amendment to or waiver of this Code of Ethics may be necessary or appropriate to allow a Covered Officer to pursue a proposed venture or opportunity, such person shall submit a request for approval to the Company's Board, with a copy to the Company's General Counsel, for consideration in accordance with the procedures outlined below relating to amendments or waivers.

              There is no "bright-line" test for, or comprehensive definition of what constitutes, a conflict of interest, although the minimum standard is compliance with all applicable laws, this Code of Ethics, and the Business Conduct Code. Accordingly, while not every situation that may give rise to a conflict of interest can be enumerated either in this Code of Ethics or the Business Conduct Code, a Covered Officer must treat as a conflict of interest any situation in which that person, or any person with whom he or she has a personal relationship, including but not limited to a family member, in-law, business associate, or a person living in such Covered Officer's personal residence:

                    solicits or accepts, directly or indirectly, from customers, suppliers or others dealing with the Company any kind of gift or other personal, unearned benefit as a result of his or her position with the Company (other than non-monetary items of nominal intrinsic value);

                    has any financial interest in any competitor, customer, supplier or other party dealing with the Company (other than ownership of publicly traded securities of such a company having in the aggregate a value of no more than $60,000);

                    has a consulting, managerial or employment relationship in any capacity with a competitor, customer, supplier or other party dealing with the Company, including the provision of voluntary services; or

                    acquires, directly or indirectly, real property, leaseholds, patents or other property or rights in which the Company has, or the Covered Officer knows or has reason to believe at the time of acquisition that the Company is likely to have, an interest.

                A completed certificate attesting to the absence of any conflict of interest situation or disclosing any such situation will be obtained from all Covered Officers, and delivered to the Board and the General Counsel, initially promptly after the approval of this Code of Ethics by the Board or an individual becoming a Covered Officer, as pertinent, and, thereafter, on an annual basis.

         2. Full, Fair and Timely Disclosure; Adequacy of Disclosure Controls and Procedures and Internal Control Over Financial Reporting.

         The Covered Officers are responsible under the federal securities laws and this Code of Ethics for assuring accurate, full, fair, timely and understandable disclosure in all of the Company's public communications, including but not limited to any report or other document filed with or submitted to the SEC or other governmental agency or entity, or in a press release, investor conference or any other medium in which a Covered Officer purports to communicate on behalf of the Company and/or any Company Affiliate that reports to the SEC. Accordingly, it is the responsibility of each of the Covered Officers promptly to bring to the attention of the General Counsel of the Company any credible information of which he or she becomes aware that would place in doubt the accuracy and completeness in any material respect of any disclosures of which he or she is aware that have been made, or are to be made, directly or indirectly by the Company and/or any Company Affiliate in any public SEC filing or submission or any other formal or informal public communication, whether oral or written (including but not limited to a press release, investor conference call or press conference).

         In addition, each Covered Officer is responsible for promptly bringing to the attention of the General Counsel of the Company any credible information of which he or she becomes aware that indicates any deficiency in the Company's internal control over financial reporting within the meaning of SOXA Section 404 and the SEC's implementing rules, and/or the Company's controls or procedures for preparing SEC reports or other public communication as mandated by SOXA
Section 302 and SEC implementing rules thereunder, even if a materially inaccurate or incomplete disclosure by or on behalf of the Company (or any Company Affiliate that reports to the SEC) has not resulted or is not expected imminently to result from such deficiency.

         Each Covered Officer is reminded, moreover, that the Company is required by law and its Business Conduct Code to keep books and records that accurately and fairly reflect its business operations, its acquisition and disposition of assets and its incurrence of liabilities, as part of a system of internal accounting controls that will ensure the reliability and adequacy of these books and records and that will ensure that access to Company assets is granted only as permitted by Company policies.

         To summarize, the Covered Officers shall promptly bring to the attention of the General Counsel and, if pertinent, in accordance with the provisions of the Business Conduct Code, the other officer(s) of the Company designated by the latter Code, any credible information of which he or she is aware concerning:

                    any significant deficiency or material weakness in the design or operation of the Company's internal control over financial reporting that has adversely affected, or is reasonably likely to adversely affect, the Company's ability to record, process, summarize and report financial data, or any significant deficiency or material weakness in the design or operation of the Company's system for collecting, assessing and reporting to the public in a timely manner any other financial or non-financial information required to be disclosed in accordance with SEC or AMEX requirements;

                    any fraud, whether or not material, that involves management or other employees who have a role in the Company's financial reporting, disclosures or internal controls or otherwise could affect the accuracy, completeness and timeliness of the Company's SEC reporting, e.g., persons involved in negotiating the terms of contracts with customers, suppliers or other vendors; or

                    any change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such internal control.

         Unless a Covered Officer has raised the matter with the Board concurrently with his or her prompt report to the General Counsel, the General Counsel shall promptly notify the Board of any issue raised by information provided by a Covered Officer under this Code of Ethics and/or the Business Conduct Code, regarding the adequacy in all material respects of: (1) any public disclosure made by or on behalf of the Company, in an SEC document or any other public communications medium; (2) the Company's internal control over financial reporting; and/or (3) the Company's disclosure controls and procedures relating to financial and non-financial disclosures to the public, whether in an SEC document or any other public medium. TheBoard shall determine how to address the matter with the advice and recommendation of the General Counsel, including but not limited to immediate notification of the Audit Committee in accordance with its charter and policies (and/or notification of the full Board) relating to disclosure or control deficiencies.

         3. Compliance with and Administration of this Code of Ethics.

         The Covered Officers shall promptly bring to the attention of the General Counsel or the Board any credible information he or she may receive or become aware of indicating:

            that any violation by a Covered Officer of this Code of Ethics, including but not limited to by violation of the Business Conduct Code, either has occurred , may be occurring, or is imminent, that any violation of the U.S. federal securities laws or any rule or regulation thereunder by the Company or any Company Affiliate or any officer, employee or other agent of the Company or a Company affiliate has occurred, may be occurring, or is imminent, or that any violation by the Company or any Company Affiliate or any officer, employee or other agent of the Company or a Company Affiliate of any other law, rule or regulation applicable to the Company or any Company Affiliate has occurred, is occurring or is imminent.

         In addition, each executive officer of the Company is expected to bring to the attention of the General Counsel any credible information he or she may receive or become aware of indicating that any violation of this Code of Ethics or the Business Conduct Code by any Covered Officer has occurred, is occurring or is imminent.

         The General Counsel or other designated Company official will promptly notify the Board of any report he or she has received of such a violation by a Covered Officer, and shall promptly notify the Board (other than any member who is the subject of a report) of any report he or she has received of any such violation relating to the obligation by each Covered Officer to assure accurate, full, fair, timely and understandable disclosure in all of the Company's public communications (see Section 2 of this Code of Ethics). The General Counsel and/or the Board also shall promptly notify the Audit Committee if such a violation may be material to the Company's investors within the meaning of the federal securities law.

         The General Counsel or other designated Company official shall report on a quarterly to the Audit Committee regarding the reporting of actual or potential violations of this Code of Ethics, or of any actual or potential violation by a Covered Officer of the Business Conduct Code, the U.S. federal securities laws and other laws, that are received in accordance with this Code of Ethics or the Business Conduct Code, even if they are not considered credible, meritorious or material.

         Except as may be otherwise provided by the action of the Board or the Audit Committee pursuant to authority delegated to it by the Board of Directors, the Audit Committee shall be responsible for determining how a report of a violation made to it under this Code of Ethics should be addressed, including, but not limited to, the manner in which the report shall be investigated and, if after investigation the committee concludes the report has merit, the appropriate responsive action to be taken by the Company, including making recommendations to the Board of Directors of action to be taken to remedy or sanction any violation.

         The Audit Committee, in accordance with its charter, shall determine whether or not a violation of this Code of Ethics has occurred, is occurring or may occur, after appropriate investigation of all relevant facts and circumstances, and shall make recommendations to the Board of Directors on the appropriate responsive action(s) to be taken. Such action(s), as ultimately determined by the Board of Directors, shall be reasonably designed to deter violations of this Code or other wrongdoing and to promote accountability for adherence to this Code, and shall include appropriate remedies and sanctions.

    4. Amendments to and Waivers of the Code of Ethics

    Only the Company's Board or a committee of the Board duly authorized by the Board to do so, may grant waivers from compliance with this Code of Ethics. All waivers, including implicit waivers, shall be publicly disclosed as required by applicable SEC regulations and listing standards. For this purpose, a "waiver" means the approval by the Company's Board of a material departure from a provision of this Code of Ethics and an "implicit waiver" means the failure of the Company's Board of Directors to take action within a reasonable period of time regarding a material departure from a provision of this Code of Ethics after any executive officer of the Company has become aware of such material departure.

        If the Board of Directors, or a duly authorized committee of the Board of Directors, decides to grant a waiver from this Code:

            It shall ensure that, if circumstances warrant, the waiver is accompanied by appropriate controls designed to the protect the Company from the risks of the transaction, or otherwise attendant on the circumstances, with respect to which the waiver is granted. The design and implementation of such controls shall be coordinated with the Audit Committee.

            The Board shall be advised of the waiver for the purposes of ensuring prompt disclosure to shareholders on this matter (including the reasons for the waiver as required by applicable SEC rules and listing standards) and the Board's consideration of any supplement or modification of the Company's disclosure controls or procedures to be made in connection with or as a result of the waiver and any related disclosure that are appropriate regarding the Company's disclosure controls and procedures.

         Any amendment to this Code of Ethics must be submitted to the Audit Committee for unanimous approval.

         It is the Company's policy that any employee or director who in good faith brings information regarding a violation (or potential violation) of this Code of Ethics or the Business Conduct Code, conduct by a Covered Officer, to the attention of any of his or her supervisors, the Company's General Counsel, any officer designated by the Business Conduct Code or the Audit Committee (or any other director or officer) shall not be disadvantaged or discriminate in any term or condition of his or her employment (including the opportunity for promotion) by reason of the employee taking such action. Moreover, it is the Company's policy to protect against any such disadvantage or discrimination those supervisors, officers and directors who in good faith take appropriate action in response to any concerns or complaints received by them, including undertaking any investigation or reporting the matter to another authority within the Company.

         At least once every three years the Board of Directors shall review the operation and adequacy of this Code of Ethics.

         5. Sanctions for Violations.

         In the event of a violation of this Code or of the Business Conduct Code by a Covered Officer, the Board or its designee shall determine the appropriate actions to be taken. Such actions shall be reasonably designed to:

           deter future violations of this Code or of the Business Conduct Code or other wrongdoing,

           promote accountability for adherence to the policies of this Code and the Business Conduct Code, and shall include:

                    written notice to the individual(s) involved that the Board has determined that there has been a violation, and a censure by the Board, or demotion or re-assignment of the individual(s) involved, or the individual(s)' suspension from his or her position or employment by the Company with or without pay or benefits (as determined by the Board), and/or termination of his or her employment by the Company.

         In determining the appropriate sanction in a particular case, the Board or its designee shall consider all relevant information, including:

           the nature and severity of the violation,

           whether the violation was a single occurrence orrepeated occurrences,

           whether the violation appears to havebeen intentional or inadvertent,

           whether the individual(s) involved had been advised prior to the violation as to the proper course of action, and whether or not the individual in question had committed other violations in the past.



                           By:
                                ---------------------------------------------

                         Title
                                ---------------------------------------------

                          Date
                                ----------------------------

                                                                    Exhibit 21

                           Subsidiaries of Registrant


The following is a list of all of the registrant's direct and indirect subsidiaries, state of incorporation or organization and the percentage ownership by Heartland of each.


Name of Subsidiary                                    State       Ownership
------------------------------------------------     --------     ---------

   CMC Heartland Partners                             N/A            99.99%

   Heartland Development Corporation                 Delaware          100%

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

   CMC Heartland Partners VII, LLC                   Delaware           (b)

   CMC Heartland Partners VIII, LLC                  Delaware           (b)

   Lifestyle Communities, Ltd.                       Delaware           (b)

   Lifestyle Construction Company, Inc.              Delaware           (b)


(a) CMC Heartland Partners I, Limited Partnership was owned by CMC Heartland Partners as sole limited partner and Heartland Development Corporation as sole general partner.

(b) CMC Heartland Partners I, II, III, IV, V, VI, VII, VIII and Lifestyle Communities, Ltd. and Lifestyle Construction Company, Inc. are all 100% owned by CMC Heartland Partners. The stock of Lifestyle Communities, Ltd. And Lifestyle Construction Company, Inc. were sold on December 31, 2003.

                                                                  Exhibit 31.1

                                 CERTIFICATIONS

I, Lawrence S. Adelson, certify that:

1. I have reviewed this annual report on Form 10-K of Heartland Partners, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the board of directors of the registrant's general partner:

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

     Date:  March 30, 2004                   By /s/ Lawrence S. Adelson
                                                -----------------------
                                                Lawrence S. Adelson
                                                Chief Executive Officer

                                                                  Exhibit 31.2

I, Daniel L. Bernardi, certify that:

1. I have reviewed this annual report on Form 10-K of Heartland Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

(c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the board of directors of the registrant's general partner:

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     Date:  March 30, 2004                   By /s/ Daniel L. Bernardi
                                                -----------------------
                                                Chief Financial Officer

                                                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Annual Report of Heartland Partners, L.P. (the "Company") on Form 10-K for the year ending December 31, 2003 a filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Lawrence S. Adelson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 that:

                  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  March 30, 2004                       By /s/ Lawrence S. Adelson
                                               -----------------------
                                               Lawrence S. Adelson
                                               Chief Executive Officer

This certification accompanies this Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Annual Report of Heartland Partners, L.P. (the "Company") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Daniel L. Bernardi, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 that:

                  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  March 30, 2004                           By /s/ Daniel L. Bernardi
                                                   -----------------------
                                                   Chief Financial Officer

This certification accompanies this Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HEARTLAND PARTNERS, L.P.
                                           (Registrant)

                                   By /s/ Lawrence S. Adelson
                                    ----------------------------
                                        Lawrence S. Adelson
                                   (Manager of HTI Interests, LLC,
                                          General Partner)



Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Lawrence S. Adelson                        /s/ Ezra K. Zilkha
-----------------------                        ------------------
Lawrence S. Adelson                            Ezra K. Zilkha
(Manager of HTI Interests, LLC,                (Manager of HTI Interests, LLC,
General Partner)                               General Partner)
March 30, 2004                                 March 30, 2004

/s/ Thomas F. Power                            /s/ George Lightbourn
--------------------                           ---------------------
Thomas F. Power                                George Lightbourn
(Manager of HTI Interests, LLC,                (Manager of HTI Interests, LLC,
General Partner)                               General Partner)
March 30, 2004                                 March 30, 2004

                         REPORT OF INDEPENDENT AUDITORS

To the Partners and Unitholders of Heartland Partners, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 32, present fairly, in all material respects, the financial position of Heartland Partners, L.P. and its subsidiaries (the "Company")at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 32, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company's management expects to sell the remainder of the Company's assets and eventually dissolve the Company.



PricewaterhouseCoopers LLP
Chicago, Illinois
March 30, 2004


                            HEARTLAND PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)


                                                                December 31,        December 31,
                                                                        2003                2002
                                                             ---------------     ---------------
Assets:
Cash and cash equivalents                                    $         3,926     $           709
Restricted cash                                                           --                  42
Accounts receivable (net of allowance of $316
  at December 31, 2003 and 2002)                                         233                 696
Due from affiliate (net of allowance of $5,133 and $133 at
  December 31, 2003 and 2002, respectively)                            4,601               8,331
Prepaid and other assets                                                 501                 378
                                                             ---------------     ---------------
       Total                                                           9,261              10,156
                                                             ---------------     ---------------

Property:
Land                                                                     491               1,072
Buildings and improvements                                               517                 634
   Less accumulated depreciation                                         282                 213
                                                             ---------------     ---------------
Net land, buildings and improvements                                     726               1,493
Land held for sale                                                       621                 645
Housing inventories                                                       --               7,671
Land held for sale at December 31, 2003, for development
  at December 31, 2002                                                 1,838               4,807
Capitalized predevelopment costs                                       4,545              14,083
                                                             ---------------     ---------------
       Net properties                                                  7,730              28,699
                                                             ---------------     ---------------

Total assets                                                 $        16,991     $        38,855
                                                             ===============     ===============

Liabilities:
Notes payable                                                $            --     $         8,282
Accounts payable and accrued
  expenses                                                             1,829               3,193
Accrued real estate taxes                                                362                 789
Allowance for claims and liabilities                                   3,970               4,050
Unearned rents and deferred income                                     1,327               1,429
Other liabilities                                                         12               2,150
                                                             ---------------     ---------------
       Total liabilities                                               7,500              19,893
                                                             ---------------     ---------------

Partners' capital:
General Partner                                                           (2)                 70
Class A Limited Partners - 2,142 units
  authorized and issued and  2,092 outstanding at
  December 31, 2003 and  2002                                             --               9,308
Class B Limited Partner                                                9,493               9,584
                                                             ---------------     ---------------
       Total partners' capital                                         9,491              18,962
                                                             ---------------     ---------------

Total liabilities and partners' capital                      $        16,991     $        38,855
                                                             ===============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                            HEARTLAND PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except for per unit data)



                                                   For the Years Ended December 31,

                                                  2003           2002           2001
                                               ----------     ----------     ----------
Income:
Property sales                                 $   32,680     $    6,766     $   30,471
Less: Cost of property sales                       23,709          5,515         19,908
                                               ----------     ----------     ----------

Gross profit on property sales                      8,971          1,251         10,563
                                               ----------     ----------     ----------

Operating Expenses:
Selling expenses                                    1,847          1,177          3,921
General and administrative
  expenses                                          3,433          2,122          1,858
Interest expense                                      361             39             30
Bad debt expense                                    5,000            449             --
Real estate taxes                                     444            157            225
Environmental expenses and other charges            1,649           (238)           103
                                               ----------     ----------     ----------

Total operating expenses                           12,734          3,706          6,137
                                               ----------     ----------     ----------

Operating (loss) income                            (3,763)        (2,455)         4,426

Other Income and (Expenses):
Portfolio income                                       30            308          1,176
Rental income                                         190            368            378
Other income                                          170          1,199            122
Gain on extinguishment of liability                 1,500             --             --
Depreciation                                          (69)           (65)          (319)
Management fee                                       (413)          (413)          (425)
                                               ----------     ----------     ----------

Total other income                                  1,408          1,397            932
                                               ----------     ----------     ----------

Net (loss) income                              $   (2,355)    $   (1,058)    $    5,358
                                               ==========     ==========     ==========

Net (loss) income allocated to
  General partner                              $       --     $      (11)    $       54
                                               ==========     ==========     ==========
Net (loss) income allocated to
  Class B limited partner                      $      (56)    $       (5)    $       26
                                               ==========     ==========     ==========
Net (loss) income allocated to
  Class A limited partners                     $   (2,299)    $   (1,042)    $    5,278
                                               ==========     ==========     ==========
Net (loss) income per Class A
  Limited partnership unit                     $    (1.10)    $    (0.50)    $     2.48
                                               ==========     ==========     ==========
Weighted average number of Class A limited
  partnership units outstanding                     2,092          2,093          2,127
                                               ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            HEARTLAND PARTNERS, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                             (dollars in thousands)



                                                        For the Years ended December 31, 2003, 2002 and 2001

                                                                      Class A           Class B
                                                    General           Limited           Limited
                                                    Partner           Partners          Partner            Total
                                                 -------------     -------------     -------------     -------------
Balance at December 31, 2000                     $          27     $       5,906     $       9,563     $      15,496

Net income                                                  54             5,278                26             5,358

Redemption of Class A Limited Partners units                --              (794)               --              (794)
                                                 -------------     -------------     -------------     -------------

Balance at December 31, 2001                                81            10,390             9,589            20,060
                                                 -------------     -------------     -------------     -------------

Net loss                                                   (11)           (1,042)               (5)           (1,058)

Redemption of Class A Limited Partners units                --               (40)               --               (40)
                                                 -------------     -------------     -------------     -------------

Balance at December 31, 2002                                70             9,308             9,584            18,962
                                                 -------------     -------------     -------------     -------------

Net loss                                                    --            (2,299)              (56)           (2,355)

Cash distributions                                         (72)           (7,009)              (35)           (7,116)
                                                 -------------     -------------     -------------     -------------

Balance at December 31, 2003                     $          (2)    $          --     $       9,493     $       9,491
                                                 =============     =============     =============     =============


The accompanying notes are an integral part of these consolidated financial statements.


                            HEARTLAND PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)


                                                                        For the Years Ended December 31,
                                                                     2003             2002             2001
                                                                 ------------     ------------     ------------
Cash Flow from Operating Activities:
Net (loss) income                                                $     (2,355)    $     (1,058)    $      5,358
Adjustments reconciling net (loss) income to net cash
  provided by (used in) operating activities:
Land write off to cost of sales                                           581               --               --
Kinzie Station Phase II NRV writedown                                     250               --               --
Provisions for bad debts                                                5,000              449               --
Equity in loss of joint venture                                            --               --              136
Gain on sale of joint venture                                              --           (1,137)              --
Write off of Longleaf and Kinzie Station fixed assets                     117               --              688
Depreciation                                                               69               65              319
Gain on extinguishment of liability                                    (1,500)              --               --
Purchaser assumption of Longleaf debt                                    (705)              --               --
Net change in allowance for claims and liabilities                        (80)            (287)            (141)
Net change in assets and liabilities:
   Decrease (increase) in accounts receivable                             463             (582)             152
   Decrease in housing inventories, net                                 7,671            3,176            9,507
   Decrease in land held for sale                                          24               78               17
   Decrease in land held for sale/development                           2,969               --              690
   Decrease (increase) in capitalized predevelopment costs, net         9,288           (3,817)            (487)
   (Decrease) increase  in accounts payable
     and accrued liabilities                                           (1,364)             568           (4,642)
   Net change in other assets and liabilities                          (1,290)             254           (1,153)
                                                                 ------------     ------------     ------------

Net cash provided by (used in) operating activities                    19,138           (2,291)          10,444
                                                                 ------------     ------------     ------------

Cash Flow from Investing Activities:
Additions to land, building and other, net                                 --               --              (19)
Increase in note receivable from affiliate                                 --             (278)          (3,605)
Distributions received from joint venture                                  --              158               75
Proceeds from sale of joint venture, net                                   --              645               --
Purchase PG Oldco, Inc. notes                                          (1,270)              --               --
                                                                 ------------     ------------     ------------

Net cash (used in) provided by  investing activities                   (1,270)             525           (3,549)
                                                                 ------------     ------------     ------------

Cash Flow from Financing Activities:
Advances on notes payable                                               1,698            6,521            7,500
Payoffs on notes payable                                               (9,275)          (4,985)         (15,429)
Redemption of Class A Limited Partner units                                --              (40)            (794)
Distributions to partners                                              (7,116)              --               --
Decrease in restricted cash                                                42            1,154            1,503
(Decrease) increase in cash overdraft                                      --             (278)             278
                                                                 ------------     ------------     ------------

Net cash (used in) provided by financing activities                   (14,651)           2,372           (6,942)
                                                                 ------------     ------------     ------------
Net increase (decrease) in cash                                         3,217              606              (47)
Cash at beginning of period                                               709              103              150
                                                                 ------------     ------------     ------------
Cash at end of period                                            $      3,926     $        709     $        103
                                                                 ============     ============     ============
Non-cash Activities:
Write off of buildings and improvements and
  the related accumulated depreciation                           $         --     $        996     $         --
                                                                 ============     ============     ============
Note received from sale of joint venture                         $         --     $        500     $         --
                                                                 ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                            Heartland Partners, L.P.
                   Notes to Consolidated Financial Statements



1.       Organization

Organization and Purpose; Recent Asset Sales

Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement. Heartland was originally organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. In 2003, Heartland sold several properties in its real estate portfolio, paid off certain of its liabilities and distributed some of the proceeds thereof to its partners in accordance with the terms of its partnership agreement. Heartland is now engaged in selling its remaining real estate holdings, pursuing recovery on claims it has against local government units in Wisconsin and foreclosing its Class B Partnership Interest. The Company is working to resolve its remaining liabilities. Most are environmental. The amount and timing of future cash distributions will depend on generation of cash from sales and claims, resolution of liabilities and associated costs. The Company's 2003 distributions were greater than in any past year. Unitholders should not expect the 2003 level of distributions on an annual basis.

Ownership

HTI Interests, LLC, a Delaware limited liability company and sole general partner of Heartland (the "General Partner" or "HTII"), is owned 99.9% by Heartland Technology, Inc., a Delaware corporation formerly known as Milwaukee Land Company ("HTI"), and 0.1% by HTI Principals, Inc., a Delaware corporation owned by two current members and three former members of HTI's board of directors. CMC Heartland Partners, a Delaware general partnership ("CMC"), is an operating general partnership owned 99.99% by Heartland and 0.01% by HTII.

The following table sets forth certain entities formed by Heartland since its inception that currently hold real estate and other assets, the date and purpose of formation, development location and ownership:

                                                      YEAR
               COMPANY                               FORMED                      BUSINESS PURPOSE
Heartland Development Corporation     ("HDC")         1993     General Partner of CMC Heartland Partners I,
                                                                 Limited Partnership
CMC Heartland Partners I, Limited     ("CMCLP")       1993     Owned Bloomfield development
 Partnership
CMC Heartland Partners I, LLC         ("CMCI")        1998     Dormant limited liability corporation
CMC Heartland Partners II, LLC        ("CMCII")       1997     Owned the Goose Island Industrial Park joint venture
CMC Heartland Partners III, LLC       ("CMCIII")      1997     Owned Kinzie Station Phase I, owns Kinzie Station
                                                                 Phase II
CMC Heartland Partners IV, LLC        ("CMCIV")       1998     Owns approximately 7 acres in Fife, Washington
CMC Heartland Partners V, LLC         ("CMCV")        1996     Owned lots and homes in Osprey Cove
CMC Heartland Partners VI, LLC        ("CMCVI")       1997     Dormant limited liability corporation
CMC Heartland Partners VII, LLC       ("CMCVII")      1997     Owned lots and homes in the Longleaf Country Club
CMC Heartland Partners VIII, LLC      ("CMCVIII")     1998     Dormant limited liability corporation
Lifestyle Construction Company, Inc.  ("LCC")         1998     Served as the general contractor in North Carolina
Lifestyle Communities, Ltd.           ("LCL")         1996     Served as the exclusive sales agent in the
                                                                 Longleaf development

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


COMPANY              DEVELOPMENT LOCATION                   OWNERSHIP

HDC                  Not Applicable                          100% (1)
CMCLP                Rosemount, Minnesota                    100% (2)
CMCI                 Chicago, Illinois                       100% (3)
CMCII                Chicago, Illinois                       100% (3)
CMCIII               Chicago, Illinois                       100% (3)
CMCIV                Fife, Washington                        100% (3)
CMCV                 St. Marys, Georgia                      100% (3)
CMCVI                Not Applicable                          100% (3)
CMCVII               Southern Pines, North Carolina          100% (3)
CMCVIII              Not Applicable                          100% (3)
LCC                  Not Applicable                          100% (4)
LCL                  Not Applicable                          100% (4)

                     (1) Stock wholly owned by Heartland.
                     (2) HDC owned a 1% general partnership interest and CMC
                         owned a 99% limited partnership interest.
                     (3) Membership interest owned by CMC.
                     (4) Stock was wholly owned by CMC. These corporations
                         were sold on December 31, 2003.

Except as otherwise noted herein, references in this report to "Heartland" or the "Company" include CMC, HDC, CMCLP, CMCI, CMCII, CMCIII, CMCIV, CMCV, CMCVI, CMCVII, CMCVIII, LCC and LCL. The consolidated financial statements include the accounts of Heartland. All intercompany transactions have been eliminated in consolidation.

Partnership Agreement and Cash Distributions

Heartland's partnership agreement provides generally that Heartland's net income
(loss) will be allocated 1% to the General Partner, 98.5% to the Class A limited partners (the "Unitholders") and 0.5% to the Class B limited partner interest (the "Class B Interest"). The partnership agreement provides that certain items of deduction, loss, income and gain may be specially allocated to the Unitholders, the Class B Interest or the General Partner. The partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their respective capital accounts, such net loss shall be allocated only among partners having positive balances in their respective capital accounts. Under the partnership agreement, if a partner's capital account is reduced to zero and there are additional losses allocable to that partner those additional losses will have to be made up by subsequent gains allocable to that partner before gains will increase that partner's capital account.

The General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the Class B Interest and 1% to the General Partner. Upon a dissolution of the partnership, liquidating distributions will be made pro rata to each partner in accordance with its positive capital account balance after certain adjustments set forth in the partnership agreement. There can be no assurance as to the amount or timing of any future cash distributions or whether the General Partner will cause Heartland to make a cash distribution in the future if cash is available. The General Partner in its discretion may establish a record date for distributions on the last day of any calendar month.

On August 11, 2003, Heartland declared a cash distribution of $1.05 per unit. On September 15, 2003, it distributed approximately $2,231,000 in cash, which was allocated 98.5%, to the Unitholders of record as of August 29, 2003, 1% to the General Partner and 0.5% to the Class B Interest. On November 14, 2003, Heartland declared another cash distribution of $2.30 per unit. On December 9, 2003, Heartland distributed approximately $4,885,000 in cash, which was allocated 98.5% to the Unitholders of record as of November 28, 2003, 1% to the General Partner and 0.5% to the Class B Interest. As of December 31, 2003, the Unitholders' capital account balance was $0, the Class B Interest's capital account balance was $9,493,000, and the General Partner's capital account balance was $(2,000). The Company's 2003 distributions were greater than in any past year. Unitholders should not expect the 2003 level of distributions on an annual basis.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


On August 22, 2001, Heartland announced that it had been authorized by its General Partner to purchase up to 50,000 of its outstanding Class A partnership units. As of December 31, 2002 and 2001, the Company had repurchased 50,000 and 47,360 Class A partnership units at a total cost of $834,000 and $794,000, respectively. These purchases are shown as a reduction of Partners' Capital.

Notes Receivable From HTI

As of December 31, 2003 and 2002, HTI owes Heartland and CMC an aggregate of $8,464,000 under promissory notes issued in December 2000 (the "2000 Notes"). The notes are collateralized by a security interest in the Class B Interest (the "Collateral") and bear interest at 13% per annum. The Company also received as additional consideration for the 2000 Notes a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock was trading in the over-the-counter market (after its delisting from the American Stock Exchange) at less than $0.01 per share as of December 31, 2003. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the 2000 Notes from HTI.

PG Oldco, Inc., a creditor of HTI under notes in an aggregate principal amount of $2,200,000 ("PG Oldco Notes"), also had a security interest in the Collateral and had commenced steps to protect its interest. Under a Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") by and among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC had a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement). PG Oldco, Inc. had a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. On May 23, 2003 Heartland purchased from PG Oldco, Inc. the PG Oldco Notes for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003. This note and accrued interest were paid in full on October 31, 2003. The purchase price of $1,270,000 for the PG Oldco Notes was recorded as an increase in "Due from Affiliate" on the Company's financial statements.

At December 31, 2003, HTI owes Heartland and CMC, in the aggregate, approximately $9,734,000. Heartland has recorded an allowance for doubtful accounts of approximately $5,000,000 in 2003 and $133,000 in 2002 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000. Heartland has recorded an allowance for doubtful accounts against the 2000 Notes and PG Olco Notes because HTI has indicated to Heartland that it does not have the means to repay the amounts owed under the 2000 Notes and PG Oldco Notes. The $5,000,000 allowance for doubtful accounts that was recorded in the fourth quarter of 2003 was a result of the Company's closing the sale of its Fife, Washington property at a price of $13,250,000 and then distributing $2.30 a Unit in December 2003 which reduced the estimated amount of potential future distributions distributable to the Class B Interest. Because Heartland intends to acquire the Class B Interest from HTI either pursuant to a proposed settlement agreement between HTI and certain of its creditors or upon a foreclosure of the Class B Interest, as discussed below, Heartland has determined that the amount of the allowance for doubtful accounts should reflect the value of the Class B Interest based on the estimated amount of potential future cash distributions distributable in respect of the Class B Interest upon a liquidation of Heartland (assuming that the Class B Interest is not cancelled and remains outstanding). Such estimated potential distributions were based on a variety of assumptions made by Heartland's management. If a proposed settlement agreement is entered into among all of HTI's creditors (with the exception of Heartland and Edwin Jacobson) and is approved by HTI's stockholders, Heartland will acquire the Class B Interest from HTI in exchange for a release of HTI's obligations under the 2000 Notes and PG Oldco Notes. In the event that the proposed settlement agreement is not approved by HTI's stockholders, Heartland anticipates that it will exercise its rights under the 2000 Notes, the PG Oldco Notes, the related security agreements and applicable law to foreclose on the Class B Interest. Upon either the acquisition of the Class B Interest pursuant to the proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's stockholders or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed, it will be entitled to distributions under the terms of the partnership agreement.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of the Company are held at one financial institution.

Accounts Receivable

The Company provides an allowance for doubtful accounts against the portion of accounts receivable that is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $316,000 as of December 31, 2003 and 2002.

Unearned Rents and Deferred Income

Unearned rents and deferred income are cash received from unrelated outside parties for the rental of certain parcels of land or land easements owned by the Company for periods of 20 to 25 years. The amounts received are being amortized over each agreement's rental period.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the Company's notes payable approximate fair value at December 31, 2002 due to the short duration and variable nature of the financial instruments. The Company's debt was zero at December 31, 2003.

Revenue Recognition

Residential sales were recognized at closing when title to the home passed to the buyer. The Company's homes were generally offered for sale in advance of their construction. To date, most of the Company's homes were sold pursuant to standard sales contracts entered into prior to commencement of construction. The Company's standard sales contracts generally required the customer to make an earnest money deposit. This deposit ranged from 5% to 10% of the purchase price for a buyer using conventional financing. As of December 31, 2003, the Company is no longer selling, building or closing homes in any residential communities.

Land sales are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

Investment in Joint Venture

Investment in joint venture represents recording of the Company's interest under the equity method of accounting. Under the equity method of accounting, the Company recorded its initial interest at cost and adjusts its investment accounts for additional capital contributions, distributions and its share of joint venture income or loss. With respect to the Goose Island joint venture, Heartland sold its 30% interest to the remaining partners on October 22, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in the preparation of the financial statements include the value of the Class B Interest which represents the collateral of the HTI note receivable owed to the Company and CMC, the collectibility of the Mr. Jacobson, former President and Chief Executive Officer of CMC, note and interest receivable, estimated bad debt expense, the recoverability of the total cost of properties and the estimates used in determining the Company's environmental liabilities. Actual results could differ from those estimates used in the preparation of these consolidated financial statements.

Income Taxes

A publicly-traded partnership generally is not liable for Federal income taxes, provided that for each taxable year at least 90% of its gross income consists of certain passive types of income. In such case, each partner includes its proportionate share of partnership income or loss in its own tax return. Accordingly, no provision for income taxes is reflected in Heartland's consolidated financial statements.

Heartland's assets are carried at historical cost. At December 31, 2003 and 2002, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

Segment Reporting

The Company does not report by business segment since the land held for sale revenues and expenses are not material to the Company's overall business operations.

Property

Properties are carried at their historical cost. Expenditures which significantly improve the values or extend useful lives of the properties are capitalized. Predevelopment costs including real estate taxes that are directly identified with a specific development project are capitalized. Interest and related debt issuance costs are capitalized to qualifying real estate inventories as incurred, in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs", and charged to cost of sales as revenue from residential and land sales are recognized. Repairs and maintenance are charged to expense as incurred. Depreciation is provided for financial statement purposes over the estimated useful life of the respective assets ranging from seven (7) years for office equipment and fixtures to 40 years for building and improvements using the straight-line method.

Properties held for development, including capitalized predevelopment costs, are reviewed for impairment whenever events or changes in circumstances, such as a condemnation proceeding being brought by a governmental agency against the Company or the discovery of an environmental liability related to a particular site, indicate that the carrying amount of the particular development property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the development operations and eventual disposition of the particular development property, and if less than the carrying amount of the development property, the Company will recognize an impairment loss based on discounted cash flows. Upon recognition of any impairment loss, the Company would measure that loss based on the amount by which the carrying amount of the property exceeds the estimated fair value of the property. No event occurred during the years 2003, 2002 and 2001 that resulted in an impairment loss being recognized.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. In the fourth quarter of 2003, an impairment loss of $250,000 was recognized as a component of cost of sales on Kinzie Station Phase II as the Company was able to quantify the costs associated with the disposal of the property. No event occurred during the years 2002 and 2001 that resulted in an impairment loss being recognized.

Housing inventories (including completed model homes) consisting of land, land development, direct and indirect construction costs and related interest, are recorded at cost, which is not in excess of fair value. Land, land development and indirect costs are allocated to cost of sales on the basis of units closed in relation to the total anticipated units in the related development project; such allocation approximates the relative sales value method. Direct construction costs are allocated to the specific units closed for purposes of determining costs of sales. Selling and marketing costs, not including those costs incurred related to furnishing and developing the models and sales office, are expensed in the period incurred. Costs incurred in the construction of the model units and related furnishings are capitalized at cost. The Company intends to offer these units for sale at the completion of a project and, accordingly, no amortization of direct construction costs is provided. Housing inventories are reviewed for impairment whenever events or circumstances indicate the fair value less the cost to dispose of the inventories, is less than the capitalized costs. If these events or changes in circumstances are present, the Company then writes down the inventory to its fair value. No event occurred during the years 2003, 2002 and 2001 that resulted in an impairment loss being recognized. Housing inventories consisted of the following at December 31, 2003 and 2002 (amounts in thousands):

                                      2003               2002
                                 -------------      -------------

Land under development           $          --      $       3,118

Direct construction costs                   --              1,405

Capitalized project costs                   --              3,148
                                 -------------      -------------
                         Total   $          --      $       7,671
                                 =============      =============



The costs associated with the Kinzie Station Phase II were reclassified from housing inventories to land held for sale/development and capitalized predevelopment costs on March 31, 2003.

3.       Restricted Cash

The total restricted cash at December 31, 2003 and 2002 was $0 and $42,000, respectively, which represented purchasers' earnest money escrow deposits.

4.       Investment in Joint Venture

Heartland, along with Colliers, Bennett and Kahnweiler, a Chicago based real estate company, and Wooton Construction, formed a joint venture which developed approximately 265,000 square feet of industrial space in the Goose Island Industrial Park in Chicago, Illinois. The Company sold its interest in the joint venture to its partners on October 22, 2002 for a price of $1,250,000 and the assumption by its partners of Heartland's share of the joint venture liabilities. At the time of closing, Heartland received $750,000 and a note for $500,000 due October 22, 2003. The $500,000 note was paid in October 2003.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

5.       Notes Payable

At December 31, 2002, CMC had a line of credit agreement in the amount of $3,850,000 with LaSalle National Bank ("LNB"). The net worth requirement per the line of credit agreement was $5,500,000. Heartland, as collateral, had granted LNB a first lien on certain parcels of land in Chicago, Illinois which had a carrying value of $5,304,000 at December 31, 2002. At December 31, 2002, $3,850,000 had been advanced to the Company by LNB against the line of credit. For the years ended December 31, 2003 and 2002, the line of credit interest rate was the prime rate of LNB plus 1.5% (5.5% at December 31, 2003). On February 11, 2003, the Company closed on the sale of approximately 3 acres of land in Chicago, Illinois at a price of $9,850,000. At that time the outstanding LNB line of credit balance of $3,850,000 was paid in full. The line of credit matured March 31, 2003 and was not renewed.

On December 8, 2000, CMCVII entered into an agreement for a $3,000,000 revolving line of credit for the construction of homes in Longleaf located in North Carolina with Bank One of Illinois ("Bank One"). At December 31, 2002, $932,000 had been advanced by Bank One to Heartland on the revolving line of credit. The carrying value of the collateral for the revolving line of credit was $2,290,000 at December 31, 2002. Effective April 23, 2003, the revolving line of credit was reduced to $2,250,000. The line of credit matured December 31, 2003. The outstanding line of credit balance of approximately $705,000 at December 31, 2003, secured by four homes, was extended for 120 days to April 29, 2004 by Bank One. On December 31, 2003, CMCVII sold all the assets of CMCVII to NC One, LLC ("NC One"), an unrelated party. Per the Sale Agreement, NC One has assumed the responsibility to pay off the $705,000 outstanding line of credit balance.
Bank One has agreed not to institute foreclosure proceedings on the homes or put the loan in default at this point in time. The interest on the line of credit for the years ended December 31, 2003 and 2002 was the prime rate (4.0% at December 31, 2003).

On August 22, 2002, Heartland executed documents for a loan of $4,000,000 from Bank One. As collateral for this loan, the Company pledged the Fife, Washington property. From the $4,000,000 loan proceeds in August 2002, the Company paid LNB $1,500,000, which reduced the LNB line of credit principal balance from $5,350,000 to $3,850,000. At that time, Bank One reserved $500,000 to pay future environmental costs if needed. The carrying value of the land and development costs that collateralized the loan was $6,116,000 at December 31, 2002. The outstanding loan balance was $3,500,000 at December 31, 2002. On November 14, 2003, the sale of the Fife property closed and the outstanding loan balance of $3,500,000 was paid in full. For the years ended December 31, 2003 and 2002, the interest rate on the loan was the prime rate plus 1% (5.0% at December 31, 2003).

During the years ended December 31, 2003, 2002 and 2001, the Company incurred and paid interest on loans in the amount of $368,000, $542,000 and $1,028,000, respectively, of which $7,000, $542,000 and $837,000 was capitalized, respectively.

As of December 31, 2003 and 2002, Heartland's total consolidated indebtedness was zero and $8,282,000, respectively. There can be no assurance that the amounts available from internally generated funds, cash on hand, sale of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of bank financing. No assurance can be given that such bank financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its liquidation strategy and for other expenditures, properties might be sold for far less than their value. Any such discounted sale could adversely affect Heartland's future financial condition and results of operations. However, management does not intend to discount the sale of properties for far less than their value.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


6.       Recognition and Measurement of Environmental Liabilities

Heartland evaluates environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim the company may have for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then an allowance in the minimum amount of the range is established. If the Company were to use a different approach, the reserve could be materially higher. By reserving at the low end of possible results, it is likely that the actual costs of environmental claims will be higher than the reserve on the Company's books, because it is unlikely that, as a whole, the claims will be less expensive to resolve than the low end of the range, and more likely that the claims will cost more than the best case amount. Also, the Company does not reserve any amounts for unknown claims. This means that as new claims arise additional reserves will need to be added. Estimates can be affected by various uncertainties including future changes in technology, changes in regulations or requirements of local governmental authorities, third party claims, the scope and cost to be performed at each site, the portion of costs that may be shared and the timing of the remediation work. Environmental costs that are incurred in connection with Heartland's development activities are expensed or capitalized as appropriate. In the event the Company believes a third party was responsible for the contamination, it attempts to have that third party assume the responsibility for the costs of cleaning up the site. Sometimes there are funds available from state programs for clean up. These funds can be available for contamination resulting from railroad operations as well as those from third parties. The Company seeks these funds when they are available. Potential recoveries from third parties or government programs are not considered in the environmental reserve. At December 31, 2003 and 2002, Heartland's allowance for environmental claims and liabilities was approximately $3,970,000 and $4,050,000, respectively. Significant matters related to the Company's reserve for environmental claims are discussed below.

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

From time to time contaminants are discovered on property the Company now owns. Some of these may have resulted from the historical activities of the Milwaukee Road railroad. In other cases the property was leased to a tenant who released contaminants onto the property. The Company's property may also be polluted by a release or migration of contaminants onto the Company's property by unrelated third parties. The Company has not investigated all of its properties and does not know how many of them may be contaminated.

The Company's practice when it sells land is to sell the property "as is, where is" without any representation or indemnification for environmental conditions; however, the Company has one active site, Miles City, Montana, where it has agreed to indemnify the buyer for known environmental concerns. There are other cases in which the Company has had a claim arising out of alleged contamination on sold property. In some, but not all, of these instances, the Company has been successful in asserting the bar arising out of the bankruptcy proceedings of the Milwaukee Road railroad.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

The Company may be responsible for certain liabilities that arise from the historical operations of the Milwaukee Road railroad that have nothing to do with the ownership of property. The Company has been, for example, named as a "potentially liable party" in a number of landfill-clean-up cases in which there is an allegation that the Milwaukee Road railroad sent materials to the landfill. Additional claims may arise in the future. In some, but not all, of these cases, the Company has been successful in asserting the bar arising out of the bankruptcy proceedings of the Milwaukee Road railroad.

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Company's predecessor. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with DEQ in April 1997. While DEQ has not formally changed its position, DEQ has not elected to file suit. Since the Company cannot determine if it is probable that a liability has been incurred and the amount of any potential liability cannot be reasonably estimated, the Company's management is not able to express an opinion at this time whether the cost of the defense of this liability or the environmental exposure in the event of the Company's liability will or will not be material.

At four separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

CMC owns a 4.99 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead. The Company filed suit against US Borax on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. US Borax is a former operator of a pesticide/herbicide facility on the property; its operations were discontinued in 1968. The matter has been stayed pending agreement between the parties and the Minnesota Department of Agriculture ("MDA") on the appropriate remediation for the site. Subject to a public comment period, on March 15, 2004, the MDA approved a Response Action Plan for the property owned by CMC. At December 31, 2003 and 2002, Heartland's aggregate allowance for claims and liabilities for this site is $3,415,000 and $2,330,000, respectively. The Company has also been informed that the United States Environmental Protection Agency is considering a cleanup of arsenic soils in a nearby residential neighborhood and may seek to recover cost of the cleanup from CMC.

The Canadian Pacific Railroad, formerly known as the Soo Line Railroad Company, has asserted that the Company is liable for, among other things, the remediation of releases of petroleum or other regulated materials at six different sites located in Iowa, Minnesota and Wisconsin that Canadian Pacific acquired from the Company. The Company has denied liability based on the underlying asset purchase agreement. The environmental claims are all currently being handled by Canadian Pacific, and the Company understands that Canadian Pacific has paid settlements on certain of these claims. Because Canadian Pacific has been handling these matters exclusively, the Company has made no determination as to the merits of the claims and is unable to determine their materiality.

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1992. At December 31, 2003 and 2002, Heartland's allowance for claims and liabilities for this site is $147,000 and $241,000, respectively.

In addition to the environmental matters set forth above, there may be other properties with environmental liabilities not yet known to the Company, with potential environmental liabilities for which the Company has no reasonable basis to estimate, or for which the Company believes it is not reasonably likely to ultimately bear responsibility for the liability but the investigation or remediation of which may require future expenditures. Management is not able to express an opinion at this time whether the environmental expenditures for these properties will or will not be material.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

The Company has given notice to insurers, which issued policies to the Milwaukee Road railroad of certain of the Company's environmental liabilities. Due to the high deductibles on these policies, the Company has not yet demanded that any insurer indemnify or defend the Company. Consequently, management has not formed an opinion regarding the legal sufficiency of the Company's claims for insurance coverage.

In the event the Company is dissolved, the Company will have to make provision for its potential environmental liabilities. It will have to provide for known liabilities and also for those likely to arise or become known within ten years after the date of dissoultion.

7.       Real Estate Sale Activites

Property Sales in 2003 totaled $32,680,000 which consists primarily of approximately 3 acres of land in Kinzie Station North for $9,850,000, 170 acres of land in Fife, Washington for $13,250,000, the conveyance of title to approximately 142 acres of land in Milwaukee, Wisconsin for $3,550,000 and various land held for sale parcels and housing inventories for approximately $6,030,000.

Property Sales in 2002 totaled $6,766,000 which consists primarily of 8 units in Kinzie Station Phase I for $2,715,000, 9 units in Longleaf for $2,226,000 and various land held for sale parcels for $1,199,000.

Property Sales in 2001 totaled $30,471,000 which consists primarily of 38 units in Kinzie Station Phase I for $11,903,000, 9 units in Longleaf for $2,395,000, 235 acres of land in Rosemount, Minnesota for $9,275,000, 14 acres of land in Bozeman, Montana for $2,150,000 and 1.2 acres of land in Kinzie Station Phase II for $2,937,000.

At December 31, 2003 the Company had remaining property at Kinzie Station in Chicago, Illinois, a 7-acre parcel in Fife, Washington, a property in Glendale, Wisconsin, a property in Milwaukee, Wisconsin and approximately 13,671 acres of land scattered over 12 states. In addition, although the Company conveyed its property in Menomonee Valley to the Redevelopment Authority of the City of Milwaukee in 2003, it retained the right to appeal the purchase price and to seek additional consideration.

8.       Related Party Transactions

Management Agreement

Heartland has a management agreement with HTII pursuant to which Heartland is required to pay HTII an annual management fee in the amount of $413,000 for the years ended December 31, 2003 and 2002. The management fee for the year 2001 of $425,000 was accrued as an expense and reduced the amount owed Heartland and CMC by HTI. The management agreement terminates on June 27, 2005. The management fee for the first five months of 2002 of $172,000 was offset against the amounts owed Heartland and CMC by HTI. The Company paid the June to December, 2002 management fee of $241,000. As of December 31, 2002, the Company had prepaid $58,000 of the year 2003 management fee of $413,000, which has been paid in full at December 31, 2003.

Notes Receivable from HTI

As of December 31, 2003 and 2002, HTI owed Heartland and CMC an aggregate of $8,464,000 under promissory notes issued in December 2000 (the "2000 Notes"). The notes are collateralized by a security interest in the Class B Interest (the "Collateral") and bear interest at 13% per annum. The Company also received as additional consideration for the 2000 Notes a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock was trading in the over-the-counter market (after its delisting from the American Stock Exchange) at less than $0.01 per share as of December 31, 2003. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the 2000 Notes from HTI.

PG Oldco, Inc., a creditor of HTI under notes in an aggregate principal amount of $2,200,000 ("PG Oldco Notes"), also had a security interest in the Collateral and had commenced steps to protect its interest. Under a Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") by and among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC had a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement). PG Oldco, Inc. had a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. On May 23, 2003 Heartland purchased from PG Oldco, Inc. the PG Oldco Notes for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003. This note and accrued interest were paid in full on October 31, 2003. The purchase price of $1,270,000 for the PG Oldco Notes was recorded as an increase in "Due from Affiliate" on the Company's financial statements.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

At December 31, 2003, HTI owes Heartland and CMC, in the aggregate, approximately $9,734,000. Heartland has recorded an allowance for doubtful accounts of approximately $5,000,000 in 2003 and $133,000 in 2002 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000. Heartland has recorded an allowance for doubtful accounts against the 2000 Notes and PG Olco Notes because HTI has indicated to Heartland that it does not have the means to repay the amounts owed under the 2000 Notes and PG Oldco Notes. The $5,000,000 allowance for doubtful accounts that was recorded in the fourth quarter of 2003 was a result of the Company's closing the sale of its Fife, Washington property at a price of $13,250,000 and then distributing $2.30 a Unit in December 2003 which reduced the estimated amount of potential future distributions distributable to the Class B Interest. Because Heartland intends to acquire the Class B Interest from HTI either pursuant to a proposed settlement agreement between HTI and certain of its creditors or upon a foreclosure of the Class B Interest, as discussed below, Heartland has determined that the amount of the allowance for doubtful accounts should reflect the value of the Class B Interest based on the estimated amount of potential future cash distributions distributable in respect of the Class B Interest upon a liquidation of Heartland (assuming that the Class B Interest is not cancelled and remains outstanding). Such estimated potential distributions were based on a variety of assumptions made by Heartland's management. If a proposed settlement agreement is entered into among all of HTI's creditors (with the exception of Heartland and Edwin Jacobson) and is approved by HTI's stockholders, Heartland will acquire the Class B Interest from HTI in exchange for a release of HTI's obligations under the 2000 Notes and PG Oldco Notes. In the event that the proposed settlement agreement is not approved by HTI's stockholders, Heartland anticipates that it will exercise its rights under the 2000 Notes, the PG Oldco Notes, the related security agreements and applicable law to foreclose on the Class B Interest. Upon either the acquisition of the Class B Interest pursuant to the proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's stockholders or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed, it will be entitled to distributions under the terms of the partnership agreement.

Management Services Agreement

Under a management services agreement, HTI reimbursed CMC for reasonable and necessary costs and expenses for services. These totaled approximately $0, $179,000 and $837,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Effective April 1, 2002, CMC stopped the accrual of the reimbursement of management services. Heartland stopped this accrual on April 1, 2002 because of the uncertainty concerning the continued existence of HTI as a going concern. HTI's stock is now trading in the over-the-counter market (due to being delisted from the American Stock Exchange) at less than $.01 per share as of December 31, 2003.

HTI Warrant

On December 29, 2000, HTI granted the Company a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. HTI's stock is now trading in the over-the-counter market at less than $.01 per share as of December 31, 2003.

Lease of Kinzie Station Home from Officers

On March 31, 2001, the two Kinzie Station Phase I model homes (a one bedroom unit and a two bedroom unit) and furniture were purchased by two officers of the Company at fair market value. Heartland has leased these model homes back from the officers starting April 1, 2001 and ending April 1, 2004. The monthly rent on the one bedroom model was $2,350 and on the two bedroom model was $4,200. The leases contained standard insurance and maintenance clauses as customary in these types of leases. These leases have been paid in full as of December 31, 2003.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

Conflicts of Interest of General Partner and its Officers and Directors

The officers and directors of HTI, the officers of Heartland and the managers of HTII; including Lawrence S. Adelson, Chairman of the Board, President and Chief Executive Officer of HTI and Chief Executive Officer of Heartland and Richard P. Brandstatter, President of the Company, will not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that (i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland, or any Unitholder on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner. The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will act in its sole discretion, in good faith or pursuant to other appropriate standards. The General Partner has sole authority over the timing and amount of distributions as well as dissolution of the partnership.

Other

A senior partner of a law firm who provides services to the Company owns approximately 7.5% of the stock of HTI. Lawrence S. Adelson also owns 119,500 shares of HTI. Furthermore, Lawrence S. Adelson, C.E.O. of the Company and Richard P. Brandstatter, President of the Company, are employees and directors of HTI.

9.       Leases

Heartland is a lessor under approximately eight property operating lease arrangements with varying lease terms. The majority of the leases are cancelable by either party upon thirty to sixty days notice and provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes, maintain insurance and maintain the condition of the property. Heartland has a lease on a parcel of land in Chicago, Illinois which accounts for over half of Heartland's annual rental income. The land had a net carrying value of $491,000 and $1,072,000 at December 31, 2003 and 2002, respectively.

Heartland leases equipment under various operating leases. Future minimum lease commitments under non-cancelable operating leases are $6,000 for the year 2004. All operating leases expire during the year ended December 31, 2004.

Rent expense for the years ended December 31, 2003, 2002 and 2001 was $113,000, $109,000 and $165,000, respectively.

10.      Legal Proceedings and Contingencies

At December 31, 2003 and 2002, Heartland's allowance for claims and liabilities was approximately $3,970,000 and $4,050,000, respectively. During the years ended December 31, 2003, 2002 and 2001, $1,649,000, ($238,000) and $103,000,
respectively, were recorded as environmental expenses and other charges in respect to environmental matters. Significant legal matters are discussed below.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

Port of Tacoma

In June 1997, the Port of Tacoma (the "Port") filed a complaint in the United States District Court for the Western District of Washington alleging that the Company was liable under Washington state law for the cost of the Port's remediation of a railyard sold in 1980 by the bankruptcy trustee for the Company's predecessor to the Port's predecessor in interest. On October 1, 1998, the Company entered into a settlement agreement with the Port which called for the Company to either pay $1,100,000 or transfer real estate to be agreed upon at a later date. On December 19, 2002, the Company modified its October 1, 1998 settlement agreement with the Port in which the Port released all claims against the Company and the Company agreed either to (a) pay $1,100,000 on or before December 31, 2003 plus interest from January 1, 1999, or (b) convey real property to be agreed upon at a later date. On November 19, 2003, the Company paid the Port $1,100,000 plus interest owed to date.

Southeast Wisconsin Professional Baseball District

In February 2002, the Company filed suit, which was amended October 20, 2003, against the Southeast Wisconsin Professional Baseball District (the "District") in Milwaukee County Circuit Court to enforce a provision of a contract between the District and Heartland providing for the construction of a six lane bridge to the Company's former Menomonee Valley project. The Company is seeking damages of approximately $600,000.

Edwin Jacobson

On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or managers of the General Partner. One of the lawsuits alleges CMC breached the terms of his employment contract and that the officers and/or board members wrongfully interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages ($1,000,000 in salary and $11,000,000 in incentive compensation). Mr. Jacobson asked the court to enforce his contract and enjoin the Company from selling property or making distributions to the Unitholders until the Company has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit was for defamation. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. On May 29, 2003, the court dismissed, with prejudice, the defamation lawsuit against the Company, CMC and certain officers and/or managers of the General Partner. At the same time, the court dismissed, with prejudice, Mr. Jacobson's motion to enjoin the Company from selling its real estate. CMC has filed a counterclaim alleging breach of fiduciary duty and a motion to dismiss the tortious interference with a contract count. CMC is vigorously defending itself against the remaining lawsuit and, in the opinion of management, has valid defenses against the remaining lawsuit relating to the Company's alleged breach of Mr. Jacobson's employment contract. At this time, the probability that a liability will be incurred and the amount of any potential liability cannot be determined. The Company's management is not able to express an opinion on whether this action will or will not adversely affect the Company's future financial condition or results of operations.

On February 28, 2003, the Company filed suit against the former President and Chief Executive Officer of CMC, Edwin Jacobson, in the Superior Court of the State of Delaware to collect all principal and interest owed to the Company (approximately $332,000, which includes $16,000 of interest that has not been recorded on the Company's financial statements), with respect to a loan made on October 17, 2000. Of this amount, $316,000 has been recorded as an allowance for bad debt. In June 2003, the Company's motion for summary judgment was denied and the court granted Mr. Jacobson's motion for stay pending the litigation described in the preceding paragraph. The Company appealed this decision, but the appeal was denied.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

Maples

Under the terms of the Lot Agreement, CMCVII was required to pay $135,000, $250,000, $135,000 and $250,000 on April 1, 2002, November 1, 2002, April 1,
2003, and November 1, 2003, respectively, to Maples, the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. The four payments totaling $770,000 were not made, which constituted an event of default under the Lot Agreement. The Company believes Maples is in default of its obligations under the golf membership agreements. In addition, LALP, the seller of the Longleaf lots, did not notify CMCVII that it was in default. LALP would have been entitled to seek specific performance and/or other remedies as provided for in the membership agreement. However, due to its belief that Maples had breached the membership agreement, CMCVII did not make these payments. On June 19, 2003, Maples joined CMCVII as a defendant in a lawsuit Maples filed against LALP in the North Carolina General Court of Justice Superior Court Division of Moore County for breach of contract. Maples is seeking $3,515,000 in compensatory damages from the defendants. CMCVII is vigorously defending itself against this action and at this time the Company has not recorded a loss contingency because it cannot be determined if it is probable that a liability will be incurred and the amount of any possible liability cannot be determined. The Company's management is not able to express an opinion on whether this action will adversely affect the Company's future financial condition or results of operations. At this time, due to the sale of all of the assets of CMCVII on December 31, 2003, and due to the release of CMCVII from any liability related to the Lot Agreement by LALP, the Company is attempting to have CMCVII removed as a defendant in the lawsuit.

Borax

CMC owns a 4.99 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead. The Company filed suit against US Borax ("Borax") on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. The matter has been stayed pending agreement between the parties and the Minnesota Department of Agriculture on the appropriate remediation for the site. The Company has also been informed that the United States Environmental Protection Agency is considering a cleanup of arsenic soils in a nearby residential neighborhood and may seek to recover cost of the cleanup from CMC.

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

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

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

The Company has given notice to its insurers, which issued policies to the Milwaukee Road railroad, of certain of the Company's environmental liabilities. Due to the high deductibles on these policies, the Company has not yet demanded that any insurer indemnify or defend the Company. Consequently, management has not formed an opinion regarding the legal sufficiency of the Company's claims for insurance coverage.


11.      Compensation and Benefits

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement is from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. The Phantom Units awarded under the incentive compensation plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense has been recognized in the consolidated statements of operations for the year ended December 31, 2002. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. Compensation expense of $335,000 has been recognized in the consolidated statements of operations, of which $59,000 has been paid, for the year ending December 31, 2003. The outstanding balance owed of $276,000 was paid on January 5, 2004.

Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan were computed by multiplying the following percentages (3% for the year 2001, 2% for the year 2002 and 1% for the year 2003) by the net proceeds from the sale of certain land parcels during those years. Effective December 31, 2001, the CMC Plan was amended to vest benefits earned under the CMC Plan as of December 31, 2001 and provides that earned benefits shall be paid at the time of a cash distribution to the Unitholders. The CMC Plan was then terminated effective December 31, 2001. The aggregate benefits payable under the Sales Plan were computed by multiplying 3% for the year 2001 by the net proceeds from the sale of certain real estate during that year. As of December 31, 2003, $973,000 had been accrued as compensation expense under the plans of which $481,000 has been paid to the officers by the Company. The outstanding balance owed of $492,000 was paid on January 5, 2004.

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Three officers of the Company are eligible for benefits under the 2002 CMC Plan. As of December 31, 2002, $39,000 had been accrued as compensation expense under the 2002 CMC Plan of which $22,000 had been paid to one of the three officers. As of December 31, 2003, $542,000 has been accrued as compensation expense under the 2002 CMC Plan of which $255,000 was paid for the year ended December 31, 2003. The total for the two years accrued as compensation expense under the 2002 CMC Plan is $581,000 of which a total of $277,000 has been paid to the three officers. The outstanding balance owed of $304,000 was paid on January 5, 2004. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units payable at the time of any distributions to the Unitholders. The Phantom Units awarded under the CMC Plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. Compensation expense related to these phantom Units of $100,500 has been recognized in the consolidated statement of operations, of which $19,500 has been paid, for the year ending December 31, 2003. No compensation expense related to these Phantom Units was recognized in the consolidated statements of operations for the year ended December 31, 2002. The outstanding balance owed of $81,000 was paid on January 5, 2004.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

12. Liquidation of Heartland Partners, L.P.

The Company's management expects to sell to unrelated third parties the remainder of its properties with a view towards eventually dissolving the partnership within the next two years. The Unitholders will not have control over the divestiture of the Company's remaining assets or, if the partnership is dissolved, the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that the Unitholders will receive any liquidating distributions of cash or other property.

13.      Subsequent Events

In March 2004, Heartland executed documents for a $2,000,000 line of credit with LNB. No advances have been made on this line of credit as of March 30, 2004. The Company is currently in default under the LNB line of credit because it is in violation of the net income covenant. Heartland can not draw on the line of credit at this time.

In January and February 2004, the Company closed on two property sales, Petit Point located near Milwaukee, WI and an industrial parcel in the Kinzie Station development located in Chicago, IL, at a price of $1,155,000 and $1,597,000, respectively.

14.      Quarterly Financial Data (Unaudited)





    Year ended December 31, 2003                          (dollars in thousands)
-------------------------------------        -----------------------------------------------
                                                1st          2nd          3rd         4th
                                             ----------   ---------    ---------   ---------
Property sales                               $   11,117   $   1,314    $   4,657   $  15,592
Gross profit (loss) on property sales             7,300         268       (3,515)      4,918
Operating income (loss)                           5,600      (1,237)      (4,850)     (3,276)
Net income (loss)                            $    5,552   $  (1,303)   $  (4,784)  $  (1,820)
                                             ----------   ---------    ---------   ---------



    Year ended December 31, 2002                          (dollars in thousands)
-------------------------------------        -----------------------------------------------
                                                1st          2nd          3rd         4th
                                             ----------   ---------    ---------   ---------
Property sales                               $    1,044   $   2,488    $   1,411   $   1,823
Gross profit on property sales                        0         582          432         237
Operating (loss) income                            (826)       (488)        (657)       (484)
Net (loss) income                            $     (545)  $    (425)   $    (722)  $     634
                                             ----------   ---------    ---------   ---------

                                                                   SCHEDULE II

                            HEARTLAND PARTNERS, L.P.
                        VALUATION AND QUALIFYING ACCOUNTS
              For The Years Ended December 31, 2003, 2002 and 2001
                             (dollars in thousands)

                                                                         Additions
                     Description                         Balance at     charged to                      Balance
                                                         beginning       costs and                      at end
        Allowance for Claims and Liabilities              of year        expenses       Payments        of year
                                                       -------------   -------------  -------------  ------------

Year ended December 31, 2003:                          $       4,050   $       1,649  $     (1,729)  $      3,970
                                                       =============   =============  =============  ============

Year ended December 31, 2002:                          $       4,337   $       (238)  $        (49)  $      4,050
                                                       =============   =============  =============  ============

Year ended December 31, 2001:                          $       4,478   $         103  $       (244)  $      4,337
                                                       =============   =============  =============  ============




                     Description                                         Additions
                                                         Balance at     charged to                      Balance
           Allowance for Doubtful Accounts               beginning       costs and                      at end
                Accounts Receivable                       of year        expenses       Payments        of year
                                                       -------------   -------------  -------------  ------------

Year ended December 31, 2003:                          $         316   $           0  $           0  $        316
                                                       =============   =============  =============  ============

Year ended December 31, 2002:                          $           0   $         316  $           0  $        316
                                                       =============   =============  =============  ============




                     Description                                         Additions
                                                         Balance at     charged to                      Balance
           Allowance for Doubtful Accounts               beginning       costs and                      at end
                 Due from Affiliate                       of year        expenses       Payments        of year
                                                       -------------   -------------  -------------  ------------

Year ended December 31, 2003:                          $         133   $       5,000  $           0  $      5,133
                                                       =============   =============  =============  ============

Year ended December 31, 2002:                          $           0   $         133  $           0  $        133
                                                       =============   =============  =============  ============

                                                                  SCHEDULE III

                            HEARTLAND PARTNERS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2003
                             (dollars in thousands)



Description
-------------------                                               Cost Capitalized                 Gross Amount at Which
Land, Buildings and                 Initial Cost to                  Subsequent                          Carried
Improvements                           Heartland                 to Acquisition (1)                at Close of Period (1)
                               -------------------------   ------------------------------            ------------------
                                                                                                          Building,
                                             Buildings &                        Carrying              Improvement and
                                  Land      Improvements    Improvements (3)    Costs(4)     Land    and Carrying Costs    Total
                               ----------   ------------   -----------------   ----------   ------   ------------------   --------

Chicago, IL ............       $      304   $         --   $              65   $      122   $  304   $              187   $    491

Corporate and other.....   (5)         --             --                 517           --       --                  517        517
                               ----------   ------------   -----------------   ----------   ------   ------------------   --------
TOTAL                          $      304   $         --   $             582   $      122   $  304   $              704   $  1,008
                               ==========   ============   =================   ==========   ======   ==================   ========



                                                                     Life on
                                                                      Which
                                                                   Depreciation
Description                                                          In Latest
-----------------                        Date of                      Income
Land, Buildings        Accumulated    Completion of      Date       Statement
  and Improvements     Depreciation   Construction     Acquired    Is Computed
                       ------------   -------------   ----------  -------------

Chicago, IL            $         --      Various       Various          (2)

Corporate and other             282      Various       Various          (2)
                       ------------
TOTAL                  $        282
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

                            HEARTLAND PARTNERS, L.P.
                          ATTACHMENT A TO SCHEDULE III

               RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING
                        OF YEAR WITH TOTAL AT END OF YEAR
                        DECEMBER 31, 2003, 2002 AND 2001
                             (dollars in thousands)



                                                           2003          2002          2001
                                                        ----------    ----------    -----------

    Balance at January 1                                $    1,706    $    2,702    $    2,683

    Additions during year:
      Other acquisitions                                        --            --             19
                                                        ----------    ----------    -----------
        Total additions                                         --            --             19
                                                        ----------    ----------    -----------

    Deductions during year:
    Land write off to cost of sales                           (581)           --             --
    Write off of Longleaf fixed assets                        (117)           --             --
    Write off of buildings and improvements
          And related accumulated
          depreciation                                          --          (996)            --
                                                        ----------    ----------    -----------
         Total deductions                                     (698)         (996)            --
                                                        ----------    ----------    -----------
    Balance at December 31                              $    1,008    $    1,706    $     2,702
                                                        ==========    ==========    ===========


             RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION
                 AT BEGINNING OF YEAR WITH TOTAL AT END OF YEAR
                          DECEMBER 2003, 2002 AND 2001
                             (dollars in thousands)


                                                           2003          2002          2001
                                                        ----------    ----------    -----------


    Balance at January 1                                $      213    $    1,144    $       137
                                                        ----------    ----------    -----------

    Additions during year:
      Charged to expense                                        69            65            319
      Write off of Kinzie Station fixed assets                  --            --            688
                                                        ----------    ----------    -----------
       Total additions
                                                                69            65          1,007
                                                        ----------    ----------    -----------

    Deductions during year:
    Write off of buildings and improvements
      and related accumulated depreciation                      --          (996)            --
                                                        ----------    ----------    -----------
       Total deductions                                         --          (996)            --
                                                        ----------    ----------    -----------
Balance at December 31                                  $      282    $      213    $     1,144
                                                        ==========    ==========    ===========

                            HEARTLAND PARTNERS, L.P.

                                INDEX TO EXHIBITS

Exhibit
Number        Description
--------      ----------------------------------------------------------------
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

3.3 Amendment to the Amended and Restated Agreement of Limited Partnership of Heartland Partners, L.P., dated as of December 4, 1997, incorporated by reference to Exhibit 3.3 to Heartland's Current report on Form 8-K dated January 5, 1998.

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

10.11 Amended and Restated Loan and Security Agreement dated June 30, 1998 among CMC Heartland Partners, L.P. and LaSalle National Bank, incorporated by reference to Exhibit 10.3 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

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

10.25 First Amendment to Edwin Jacobson December 20, 1999 Employment Agreement dated April 11, 2000, incorporated by reference to
              Exhibit 10.25 to Heartland's Quarterly Report on form 10-Q for the quarter ended March 31, 2000.

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

10.36 Promissory Note dated December 12, 2000 from CMC Heartland Partners VII, LLC to Bank One, Illinois, N.A., incorporated by reference to Exhibit 10.36 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.37 Purchase and Sale Agreement dated December 12, 2000 between CMC Heartland Partners VII, LLC and Longleaf Associates Limited Partnership, incorporated by reference to Exhibit 10.37 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.38 Line of Credit Promissory Note dated December 29, 2000 from Heartland Technology, Inc. (Borrower) to Heartland Partners, L.P. and CMC Heartland Partners (Payee), incorporated by reference to
              Exhibit 10.38 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.39 Series C Warrant exercisable on or before February 16, 2006 issued to Heartland Partners, LP by Heartland Technology, Inc. on February 16, 2001, incorporated by reference to Exhibit 10.39 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.40 Fifth Amendment to Amendment Restated Loan and Security Agreement dated December 31, 2000 between CMC Heartland Partners, Heartland Partners, LP and CMC Heartland Partners IV, LLC and LaSalle Bank National Association, Illinois, N.A., incorporated by reference to
              Exhibit 10.40 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.42 The Senior Security Agreement dated December 14, 2000 between HTI Class B, LLC, Heartland Technology, Inc. and Heartland Partners, L.P. and CMC Heartland Partners, incorporated by reference to
              Exhibit 10.42 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

10.43 The Control Agreement dated December 14, 2000 between Heartland Partners, L.P. and HTI Class B, LLC and CMC Heartland Partners, incorporated by reference to Exhibit 10.43 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

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

10.65 Fourth Agreement dated December 19, 2002 between the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington, incorporated by reference to Exhibit 10.65 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2002.

10.66 First Amendment of Loan Agreement, Note, Deed of Trust, Security Agreement and Fixture Filing and Other Loan documents between CMC Heartland Partners IV, LLC and Bank One, NA dated April 30, 2003, incorporated by reference to Exhibit 10.66 to Heartland's Quarterly Report on Form 10-Q for the quarter ending June 30, 2003.

10.67 Fourth Amendment of Construction Loan Agreement, Notes, Deed of Trust and Other Loan Documents dated April 12, 2003 between CMC Heartland Partners VII, LLC and Bank One, NA, incorporated by reference to Exhibit 10.67 to Heartland's Quarterly Report on Form 10-Q for the quarter ending June 30, 2003.

10.68 Fifth Amendment of Construction Loan Agreement, Notes, Deed of Trust and Other Loan Documents dated June 18, 2003 between CMC Heartland Partners VII, LLC and Bank One, NA, incorporated by reference to Exhibit 10.68 to Heartland's Quarterly Report on Form 10-Q for the quarter ending June 30, 2003.

10.69 Second Amendment of Loan Agreement, Note, Deed of Trust, Security Agreement and Fixture Filing and Other Loan documents between CMC Heartland Partners IV, LLC and Bank One, NA dated August 31, 2003, incorporated by reference to Exhibit 10.69 to Heartland's Quarterly Report on Form 10-Q for the quarter ending September 30, 2003.

14            Heartland Partners, L.P. Code of Ethics adopted March 29, 2004.

21            Subsidiaries of Heartland Partners, L.P.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1          Certification of Chief Executive  Officer  pursuant to 18 U.S.C.
              1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2          Certification of Chief Financial  Officer  pursuant to 18 U.S.C.
              1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.