Form 10-Q
period 2004-03-31
HEARTLAND PARTNERS L P
filed 2004-05-17
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended              March 31, 2004
                                     -----------------------------------------

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
                                   Yes   X             No
                                       -----              -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes             No  X
                                                    -----          -----

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004



                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements

                   Consolidated Balance Sheets...............................3

                   Consolidated Statements of Operations.....................4

                   Consolidated Statements of Cash Flows.....................5

                   Notes to Consolidated Financial Statements................6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....30

Item 4.      Controls and Procedures........................................30


PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings..............................................31

Item 2.      Changes in Securities, Use of Proceeds and Issuer
                 Purchases of Equity Securities.............................31

Item 3.      Defaults Upon Senior Securities................................31

Item 4.      Submission of Matters to a Vote of Securities Holders..........31

Item 5.      Other Information..............................................31

Item 6.      Exhibits and Reports on Form 8-K...............................32

                   Signature................................................33

                   Index to Exhibits........................................34

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)
                                   (Unaudited)

                                                         March 31,        December 31,
                                                           2004               2003
                                                      --------------     --------------
Assets:
Cash and cash equivalents                             $        4,109     $        3,926
Accounts receivable (net of allowance of $316
  at March 31, 2004 and December 31, 2003)                        45                233
Due from affiliate (net of allowance of $5,133 at
  March 31, 2004 and December 31, 2003)                        4,601              4,601
Prepaid and other assets                                         746                501
                                                      --------------     --------------
       Total                                                   9,501              9,261
                                                      --------------     --------------

Property:
Land                                                             383                491
Furniture, fixtures and equipment                                465                517
   Less accumulated depreciation                                 242                282
                                                      --------------     --------------
Net land, furniture, fixtures and equipment                      606                726
Land held for sale, scattered land parcels                       614                621
Land held for sale, former development properties              1,654              1,838
Capitalized predevelopment costs                               4,188              4,545
                                                      --------------     --------------
       Net properties                                          7,062              7,730
                                                      --------------     --------------

Total assets                                          $       16,563     $       16,991
                                                      ==============     ==============

Liabilities:
Accounts payable and accrued expenses                 $          861     $        1,829
Accrued real estate taxes                                        295                362
Allowance for claims and liabilities                           4,027              3,970
Unearned rents and deferred income                               946              1,327
Other liabilities                                                  6                 12
                                                      --------------     --------------

       Total liabilities                                       6,135              7,500
                                                      --------------     --------------

Partners' capital:
General Partner                                                    7                 (2)
Class A Limited Partners - 2,142 units
  authorized and issued and  2,092 outstanding at
  March 31, 2004 and December 31, 2003                           880                 --
Class B Limited Partner                                        9,541              9,493
                                                      --------------     --------------
       Total partners' capital                                10,428              9,491
                                                      --------------     --------------

Total liabilities and partners' capital               $       16,563     $       16,991
                                                      ==============     ==============

The accompanying notes are an integral part of these financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   (dollars in thousands except per unit data)
                                   (Unaudited)


                                         For the Three Months Ended March 31,

                                                 2004           2003
                                              ----------     ----------
Income:
Property sales                                $    3,115     $   11,117
Less: Cost of property sales                         744          3,817
                                              ----------     ----------

Gross profit on property sales                     2,371          7,300
                                              ----------     ----------

Operating Expenses:
Selling expenses                                     341            608
General and administrative
  expenses                                           826            780
Interest expense                                      17            114
Real estate taxes                                     71             81
Environmental expenses and other charges             486            117
                                              ----------     ----------

Total operating expenses                           1,741          1,700
                                              ----------     ----------

Operating income                                     630          5,600

Other Income and (Expenses):
Portfolio income                                       5              7
Rental income                                        397             58
Other income                                          20              7
Depreciation                                         (12)           (17)
Management fee                                      (103)          (103)
                                              ----------     ----------

Total other income (expense)                         307            (48)
                                              ----------     ----------

Net income                                    $      937     $    5,552
                                              ==========     ==========

Net income allocated to General partner       $        9     $       56
                                              ==========     ==========
Net income allocated to
  Class B limited partner                     $       48     $       28
                                              ==========     ==========
Net income allocated to
  Class A limited partners                    $      880     $    5,468
                                              ==========     ==========
Net income per Class A
  Limited partnership unit                    $     0.42     $     2.61
                                              ==========     ==========
Weighted average number of Class A limited
  partnership units outstanding                    2,092          2,092
                                              ==========     ==========



The accompanying notes are an integral part of these financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)
                                   (Unaudited)


                                                                            For the Three Months Ended March 31,
                                                                                   2004           2003
                                                                                ----------     ----------
Cash Flow from Operating Activities:
Net income                                                                      $      937     $    5,552
Adjustments reconciling net income to net cash
  provided by operating activities:
Land write off to cost of sales                                                        108            581
Depreciation                                                                            12             17
Net change in allowance for claims and liabilities                                      57             --
Net change in assets and liabilities:
   Decrease in accounts receivable                                                     188             20
   Decrease in housing inventories, net                                                 --          3,649
   Decrease in land held for sale, scattered land parcels                                7              8
   Decrease (increase) in land held for sale, former development properties            184           (104)
   Decrease (increase) in capitalized predevelopment costs, net                        357         (1,394)
   Decrease in accounts payable and accrued liabilities                               (968)        (2,067)
   Net change in other assets and liabilities                                         (699)          (273)
                                                                                ----------     ----------

Net cash provided by operating activities                                              183          5,989
                                                                                ----------     ----------

Cash Flow from Financing Activities:
Advances on notes payable                                                               --            429
Payoffs on notes payable                                                                --         (4,075)
Decrease in restricted cash                                                             --             40
                                                                                ----------     ----------

Net cash used in financing activities                                                   --         (3,606)
                                                                                ----------     ----------

Net increase in cash                                                                   183          2,383

Cash at beginning of period                                                          3,926            709
                                                                                ----------     ----------

Cash at end of period                                                           $    4,109     $    3,092
                                                                                ==========     ==========

Non-cash Activities:
Write off of furniture, fixtures and equipment and
  the related accumulated depreciation                                          $       52     $       --
                                                                                ==========     ==========

The accompanying notes are an integral part of these financial statements.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                   (Unaudited)

These unaudited consolidated financial statements of Heartland Partners, L.P., a Delaware limited partnership, and its subsidiaries (collectively, "Heartland" or the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K (the "2003 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the notes included in the 2003 Form 10-K and present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

1.    Organization

Organization and Purpose; Recent Asset Sales

Heartland was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement. Heartland was originally organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. In 2003, Heartland sold several properties in its real estate portfolio, paid off certain of its liabilities and distributed some of the proceeds thereof to its partners in accordance with the terms of its partnership agreement. Heartland is now attempting to sell its remaining real estate holdings, pursuing recovery on claims it has against local government units in Wisconsin and foreclosing on the Company's Class B Interest held by a wholly owned subsidiary of Heartland Technology, Inc. that secures outstanding loans from the Company to Heartland Technology, Inc. that Heartland Technology, Inc. has indicated it will be unable to repay. The Company is additionally undertaking to resolve and pay or make provisions for its remaining liabilities, most of which are actual or contingent environmental liabilities. The amount and timing of future cash distributions will depend on generation of cash from sales and claims, resolution of liabilities and associated costs. The Company's 2003 distributions were greater than in any past year. Unitholders should not expect the same level of distributions on an annual basis as occurred in 2003.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The following table sets forth certain entities formed by Heartland since its inception that currently hold real estate and other assets, the date and purpose of formation, development location and ownership:


                                             YEAR
               COMPANY                       FORMED                   BUSINESS PURPOSE

Heartland Development Corporation ("HDC")     1993      General Partner of CMC Heartland Partners I,
                                                         Limited Partnership
CMC Heartland Partners III, LLC   ("CMCIII")  1997      Owned Kinzie Station Phase I, owns Kinzie Station
                                                         Phase II
CMC Heartland Partners IV, LLC    ("CMCIV")   1998      Owns approximately 7 acres in Fife, Washington
CMC Heartland Partners VII, LLC   ("CMCVII")  1997      Owned lots and homes in the Longleaf Country Club


COMPANY        DEVELOPMENT LOCATION                   OWNERSHIP

HDC            Not Applicable                         100% (1)
CMCIII         Chicago, Illinois                      100% (2)
CMCIV          Fife, Washington                       100% (2)
CMCVII         Southern Pines, North Carolina         100% (2)


(1) Stock wholly owned by Heartland.
(2) Membership interest owned by CMC.


2.    Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Heartland; CMC, its 99.99% owned operating partnership; HDC, 100% owned by Heartland; CMCIII, CMCIV, CMCVII, each 100% owned by CMC. All intercompany transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.

Revenue Recognition

Land sales are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Property

Properties are carried at their historical cost. Expenditures which significantly improve the values or extend useful lives of the properties are capitalized. Predevelopment costs including real estate taxes that are directly identified with a specific development project are capitalized. Interest and related debt issuance costs are capitalized to qualifying real estate inventories as incurred, in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs", and charged to cost of sales as revenue from land sales are recognized. Repairs and maintenance are charged to expense as incurred. Depreciation is provided for financial statement purposes over the estimated useful life of the respective assets ranging from seven (7) years for office equipment and fixtures to forty (40) years for building and improvements using the straight-line method.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the first three months of 2004 that resulted in an impairment loss being recognized.

3.    Notes Payable

Effective February 11, 2004, CMC executed documents for a line of credit agreement in the amount of $2,000,000 with LaSalle National Bank ("LNB"). At March 31, 2004, Heartland, as collateral, had granted LNB a first lien on certain parcels of land in Chicago, Illinois which had a carrying value of $5,457,000 and no funds had been advanced to the Company by LNB against the line of credit. The line of credit interest rate is the prime rate of LNB plus 1.5% (5.5% at March 31, 2004). LNB also requires the Company to maintain net worth (defined as assets minus liabilities) of $5,500,000, maintain net income of $1,000,000 during any fiscal year beginning with the year ended December 31, 2003, not make any advances or distributions to Unitholders or members from funds borrowed under the line of credit, and adhere to various other covenants described in the Secured Revolving Note document. The Company was in default under the line of credit agreement because it did not meet the net income covenant in 2003. However, a waiver of this default was received from LNB on May 14, 2004. The line of credit matures December 1, 2004.

As of March 31, 2004 and December 31 2003, Heartland's total consolidated indebtedness was zero. There can be no assurance that the amounts available from internally generated funds, cash on hand, disposition of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of bank financing. No assurance can be given that such bank financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its liquidation strategy and for other expenditures, properties might be sold for far less than their value. Any such discounted sale could adversely affect Heartland's future financial condition and results of operations. However, management does not intend to discount the sale of properties for far less than their value.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.    Real Estate Sale Activities

Property sales during the three months ended March 31, 2004 totaled $3,115,000 which consists of approximately 2 acres of land in the Kinzie Station development in Chicago, Illinois for $1,597,000, 6 acres of land at Petit Point located near Milwaukee, Wisconsin for $1,155,000, and various land held for sale parcels for approximately $363,000.

Property sales during the three months ended March 31, 2003 totaled $11,117,000 which consisted of 3 acres of land in Kinzie Station North for $9,850,000, 11 acres of land at Plankinton Yard located near Milwaukee, Wisconsin for $383,000, 3 units in Longleaf for $686,000 and various land held for sale parcels for $198,000.

At March 31, 2004 the Company had remaining property at Kinzie Station in Chicago, Illinois, approximately 4 acres, a 7-acre parcel in Fife, Washington, a 20 acre property in Glendale, Wisconsin and approximately 13,640 acres of land scattered over 12 states. In addition, although the Company conveyed its property in Menomonee Valley located in Milwaukee, Wisconsin to the Redevelopment Authority of the City of Milwaukee ("RACM") in 2003, it retained the right to appeal the purchase price and to seek additional consideration. In April 2004 the Company filed suit against RACM in the Milwaukee County Circuit Court appealing the compensation paid by RACM in the July 2003 condemnation of Heartland's property.

5.    Related Party Transactions

Management Agreement

Heartland has a management agreement with HTII pursuant to which Heartland is required to pay HTII an annual management fee in the amount of $413,000 for the years end December 31, 2004 and 2003. The management agreement terminates on June 27, 2005. The fee for the three months ended March 31, 2004 has been paid in full.


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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Claims Against HTI Purchased by Heartland

On April 16, 2004, the Company purchased the claims that an unrelated third party had against HTI, the former general partner of Heartland, for $70,000. The Company bought these claims because it believes the value was reasonable and to preserve an orderly liquidation of HTI given HTI's ownership of the limited liability companies which hold the Company's Class B and General Partner interests.

Other

A senior partner of a law firm who provides services to the Company owns approximately 7.5% of the stock of HTI. Lawrence S. Adelson also owns 119,500 shares of HTI. Furthermore, Lawrence S. Adelson, C.E.O. of the Company and Richard P. Brandstatter, President of the Company, are employees and directors of HTI.

6.    Legal Proceedings and Contingencies

At March 31, 2004 and December 31, 2003, Heartland's allowance for claims and liabilities was approximately $4,027,000 and $3,970,000, respectively.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Borax

CMC owns a 4.99 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead. The Company filed suit against US Borax ("Borax") on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. The matter has been stayed pending agreement between the parties and the Minnesota Department of Agriculture ("MDA") on the appropriate remediation for the site. Subject to a public comment period, on March 15, 2004, the MDA approved a Response Action Plan for the property owned by CMC. At March 31, 2004 and December 31, 2003, Heartland's aggregate allowance for claims and liabilities for this site is $3,415,000. The Company has also been informed that the United States Environmental Protection Agency is considering a cleanup of arsenic soils in a nearby residential neighborhood and may seek to recover cost of the cleanup from CMC.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

At three separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

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

7.    Compensation and Benefits

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement is from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. The Phantom Units awarded under the incentive compensation plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. No compensation expense related to these Phantom Units has been recorded in the consolidated statements of operations for the three months ended March 31, 2004. Compensation expense related to these Phantom Units of $335,000 has been recognized in the consolidated statements of operations for the year ended December 31, 2003, of which $59,000 has been paid, as of December 31, 2003. The outstanding balance owed of $276,000 was paid on January 5, 2004.

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

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Three officers of the Company are eligible for benefits under the 2002 CMC Plan. For the three months ended March 31, 2004, the Company has accrued and paid in full, $58,000 as compensation expense under the 2002 CMC Plan. As of December 31, 2003, for the years 2003 and 2002, $581,000 had been accrued as compensation expense under the 2002 CMC Plan, of which $277,000 had been paid to the officers as of December 31, 2003. The outstanding balance owed of $304,000 was paid on January 5, 2004. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units payable at the time of any distributions to the Unitholders. The Phantom Units awarded under the CMC Plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. No compensation expense related to these Phantom Units has been recorded in the consolidated statements of operations for the three months ended March 31, 2004. Compensation expense related to these Phantom Units of $100,500 has been recognized in the consolidated statement of operations for the year ended December 31, 2003, of which $19,500 has been paid, as of December 31, 2003. The outstanding balance owed of $81,000 was paid on January 5, 2004.

8. Liquidation of Heartland Partners, L.P.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.    Subsequent Events

On April 16, 2004, the Company purchased the claims that an unrelated third party had against HTI, the former general partner of Heartland, for $70,000. The Company bought these claims because it believes the value was reasonable and to preserve an orderly liquidation of HTI given HTI's ownership of the limited liability companies which hold the Company's Class B and General Partner interests.

In April 2004 the Company filed suit against RACM in the Milwaukee County Circuit Court appealing the compensation paid by RACM in the July 2003 condemnation of Heartland's Menomonee Valley property located in Milwaukee, Wisconsin.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as Heartland or the Company, or its management "believes," "expects," "anticipates," "foresees," "forecasts," "estimates," or other words or phrases of similar import. Similarly, statements in this report that describe the Company's plans, outlook, objectives, intentions or goals are also forward-looking statements. Forward-looking statements are not guarantees of future performance. They involve risks and uncertainties that are difficult to predict. The Company's actual future results, actions, performance or achievement of results and the value of the partnership Units may differ materially from what is forecast in any forward-looking statements. We caution you not to put undue reliance on any forward-looking statement in these documents. The Company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

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

Notes Receivable from HTI

HTI owes Heartland, in the aggregate, approximately $9,734,000 under the 2000 Notes and the PG Oldco Notes, both of which are secured by the Class B Interest. Heartland has recorded an allowance for doubtful accounts of approximately $5,133,000 related thereto. Upon either the acquisition of the Class B Interest pursuant to a proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's stockholders or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed upon and cancelled, it will be entitled to receive distributions in accordance with the terms of the Partnership Agreement.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

Pending Litigation

The Jacobson litigation described in Part II Item 1. "Legal Proceedings" may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders.

Access to Financing

As of March 31, 2004, Heartland's total consolidated indebtedness was zero. There can be no assurance that the amounts available from internally generated funds, cash on hand and sale of assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of bank financing. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its liquidation strategy and for other expenditures, properties might be sold for far less than their value. Any such discounted sale could adversely affect Heartland's future results of operations and future cash flows. However, management does not have any intention to discount the sale of properties for far less than their value.

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

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

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

Summary of Significant Accounting Estimates

The Company's most significant accounting estimates relate to the net realizable value of assets, potential environmental liabilities, the Jacobson litigation and the treatment of certain loans from Heartland to the General Partner.

Net Realizable Value of Assets

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the three months ended March 31, 2004 that resulted in an impairment loss being recognized. In the fourth quarter of 2003, an impairment loss of $250,000 was recognized as a component of cost of sales on Kinzie Station Phase II as the Company was able to quantify the costs associated with the disposal of the property.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

Potential Environmental Liabilities

Heartland evaluates environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim the company may have for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then an allowance in the minimum amount of the range is established. If the Company were to use a different approach, the reserve could be materially higher. By reserving at the low end of possible results, it is likely that the actual costs of environmental claims will be higher than the reserve on the Company's books, because it is unlikely that, as a whole, the claims will be less expensive to resolve than the low end of the range, and more likely that the claims will cost more than the best case amount. Also, the Company does not reserve any amounts for unknown claims. This means that as new claims arise additional reserves will need to be added. Estimates can be affected by various uncertainties including future changes in technology, changes in regulations or requirements of local governmental authorities, third party claims, the scope and cost to be performed at each site, the portion of costs that may be shared and the timing of the remediation work. Environmental costs that are incurred in connection with Heartland's development activities are expensed or capitalized as appropriate. In the event the Company believes a third party was responsible for the contamination, it attempts to have that third party assume the responsibility for the costs of cleaning up the site. Sometimes there are funds available from state programs for clean up. These funds can be available for contamination resulting from railroad operations as well as those from third parties. The Company seeks these funds when they are available. Potential recoveries from third parties or government programs are not considered in the environmental reserve. At March 31, 2004, Heartland's allowance for environmental claims and liabilities was approximately $4,027,000. Significant matters related to the Company's reserve for environmental claims are discussed below.

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

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

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

At three separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

CMC owns a 4.99 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead. The Company filed suit against US Borax on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. US Borax is a former operator of a pesticide/herbicide facility on the property; its operations were discontinued in 1968. The matter has been stayed pending agreement between the parties and the Minnesota Department of Agriculture ("MDA") on the appropriate remediation for the site. Subject to a public comment period, on March 15, 2004, the MDA approved a Response Action Plan for the property owned by CMC. At March 31, 2004, Heartland's aggregate allowance for claims and liabilities for this site is $3,415,000. The Company has also been informed that the United States Environmental Protection Agency is considering a cleanup of arsenic soils in a nearby residential neighborhood and may seek to recover cost of the cleanup from CMC.

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

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1992. At March 31, 2004, Heartland's allowance for claims and liabilities for this site is $142,000.

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

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

Treatment of Certain Loans from HTI to Heartland

As of March 31, 2004, HTI owes Heartland and CMC an aggregate of $8,464,000 under promissory notes issued in December 2000 (the "2000 Notes"). The notes are collateralized by a security interest in the Class B Interest (the "Collateral") and bear interest at 13% per annum. The Company also received as additional consideration for the 2000 Notes a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock was trading in the over-the-counter market (after its delisting from the American Stock Exchange) at less than $0.01 per share as of December 31, 2003. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the 2000 Notes from HTI.

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

At March 31, 2004, HTI owes Heartland and CMC, in the aggregate, approximately $9,734,000. Heartland has recorded an allowance for doubtful accounts of approximately $5,133,000 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000. Heartland has recorded an allowance for doubtful accounts against the 2000 Notes and PG Oldco Notes because HTI has indicated to Heartland that it does not have the means to repay the amounts owed under the 2000 Notes and PG Oldco Notes.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

The $5,000,000 allowance for doubtful accounts that was recorded in the fourth quarter of 2003 was a result of the Company's closing the sale of its Fife, Washington property at a price of $13,250,000 and then distributing $2.30 a Unit in December 2003 which reduced the estimated amount of potential future distributions distributable to the Class B Interest. Because Heartland intends to acquire the Class B Interest from HTI either pursuant to a proposed settlement agreement between HTI and certain of its creditors or upon a foreclosure of the Class B Interest, as discussed below, Heartland has determined that the amount of the allowance for doubtful accounts should reflect the value of the Class B Interest based on the estimated amount of potential future cash distributions distributable in respect of the Class B Interest upon a liquidation of Heartland (assuming that the Class B Interest is not cancelled and remains outstanding). Such estimated potential distributions were based on a variety of assumptions made by Heartland's management. If a proposed settlement agreement is entered into among all of HTI's creditors (with the exception of Heartland and Edwin Jacobson) and is approved by HTI's stockholders, Heartland will acquire the Class B Interest from HTI in exchange for a release of HTI's obligations under the 2000 Notes and PG Oldco Notes. In the event that the proposed settlement agreement is not approved by HTI's stockholders, Heartland anticipates that it will exercise its rights under the 2000 Notes, the PG Oldco Notes, the related security agreements and applicable law to foreclose on the Class B Interest. Upon either the acquisition of the Class B Interest pursuant to the proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's stockholders or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed upon and cancelled, it will be entitled to receive distributions in accordance with the terms of the partnership agreement.

Jacobson Litigation

Edwin Jacobson, the former President and C.E.O. of CMC, has sued the Company claiming that it owes him additional salary and incentive compensation based on the terms of his employment contract. He has demanded $12,000,000 ($1,000,000 salary and $11,000,000 incentive compensation) in damages. The Company has denied Mr. Jacobson's claims and has countersued to recover past payments made to him and to collect $332,000 in principal and interest under a note Jacobson made to the Company (this matter is explained in greater detail in Part II Item
1. "Legal Proceedings"). The Company offered to settle the lawsuits in exchange for forgiving Jacobson's debt to the Company. When it made the offer, the Company established an allowance against the Note Receivable of $316,000. CMC has made no other provision for this potential liability.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

Critical Accounting Policies

The Company's accounting policies are described in more detail in Note 2 to Consolidated Financial Statements. The following section is a summary of critical accounting policies that require management estimates and judgements.

   The Company provides an allowance for doubtful accounts against the portion of accounts receivable that is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $316,000 as of March 31, 2004. Due from affiliate on the consolidated balance sheets are shown net of an allowance for doubtful accounts of $5,133,000 as of March 31, 2004.

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

   For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the first three months of 2004 that resulted in an impairment loss being recognized. In the fourth quarter of 2003, an impairment loss of $250,000 was recognized as a component of cost of sales on Kinzie Station Phase II as the Company was able to quantify the costs associated with the disposal of the property.

Results of Operations

Operations for the three months ended March 31, 2004 and 2003 resulted in net income of $937,000 and $5,552,000 or $0.42 and $2.61 per Class A Unit, respectively.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Property Sales. Property sales decreased $8,002,000, or 72% to $3,115,000 for the three months ended March 31, 2004 from $11,117,000 for the three months ended March 31, 2003. This decrease was primarily the result of the sale in 2003 of approximately 3 acres of land in Kinzie Station North ("Kinzie North Acreage") for $9,850,000.

Cost of Property Sales. Cost of property sales decreased $3,073,000, or 81% to $744,000 for the three months ended March 31, 2004 from $3,817,000 for the three months ended March 31, 2003. This decrease was primarily the result of the decrease in the cost of property sales related to the Kinzie North Acreage sale which totaled approximately $3,111,000.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

Gross Profit on Property Sales. Gross profit on property sales decreased $4,929,000, or 68% to $2,371,000 for the three months ended March 31, 2004 from $7,300,000 for the three months ended March 31, 2003. This decrease was primarily the result of the decrease in the gross profit recognized of approximately $6,739,000 on the Kinzie North Acreage sale.

Selling Expenses. Selling expenses decreased $267,000, or 44% to $341,000 for the three months ended March 31, 2004 from $608,000 for the three months ended March 31, 2003. This decrease was primarily the result of the decrease in broker sales commissions of $47,000 because of decreased sales in 2004, the decrease in the Longleaf community sales expenses of $117,000 resulting from the Company's sale of all of its property in Longleaf in December 2003, and the decrease of $96,000 in legal, consulting, security, architecture and surveying expenses from 2003 to 2004 because of reduced activity in 2004.

General and Administrative Expenses. General and administrative expenses increased $46,000, or 6% to $826,000 for the three months ended March 31, 2004 from $780,000 for the three months ended March 31, 2003. This was primarily the result of an increase of $36,000 in insurance expense from 2003 to 2004. There was a substantial increase in the Company's premium for partnership liability insurance that was renewed in September 2003.

Interest Expense. Interest expense decreased $97,000, or 85% to $17,000 for the three months ended March 31, 2004 from $114,000 for the three months ended March 31, 2003. This decrease was primarily the result of no outstanding debt during the three months ended March 31, 2004. However, the Company in March 2004 paid a fee to LaSalle National Bank related to the line of credit agreement.

Real Estate Taxes. Real estate taxes decreased $10,000, or 12% to $71,000 for the three months ended March 31, 2004 from $81,000 for the three months ended March 31, 2003. The decrease was the result of the Company owning fewer properties in 2004 due to the number of sales that took place in 2003.

Environmental Expenses and Other Charges. Environmental expenses and other charges increased $369,000, or 315% to $486,000 for the three months ended March 31, 2004 from $117,000 for the three months ended March 31, 2003. This increase was primarily the result of $352,000 expended for an environmental consultant that is evaluating and preparing reports related to the remediation of the Lite Yard site located in Minneapolis, MN.

Rental Income. Total rental income increased $339,000, or 584% to $397,000 for the three months ended March 31, 2004 from $58,000 for the three months ended March 31, 2003. This increase was primarily the result of the Company recognizing $360,000 of deferred rental income as rental income in January 2004 related to the sale of the Petit Point property located near Milwaukee, Wisconsin to an unrelated third party. The Company had received prepaid rent from a lease on this property that it was able to retain as a condition of the closing.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

Net Income. Net income decreased $4,615,000, or 83% to $937,000 for three months ended March 31, 2004 from $5,552,000 for three months ended March 31, 2003. This was the result of a decrease in gross profit on property sales from the sale of former development properties in 2004 compared to 2003, primarily the $6,739,000 gross profit on the Kinzie North Acreage sale.

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income and interest income. Cash was $4,109,000 at March 31, 2004 and $3,926,000 at December 31, 2003.

Net cash provided by operating activities was $183,000 and $5,989,000 for the three months ended March 31, 2004 and 2003, respectively. Cash provided by operating activities in 2004 compared to 2003 decreased by $5,806,000 which is primarily attributable to the sale in February 2003 of the Kinzie North Acreage at a price of $9,850,000 with no comparable closing taking place in 2004.

No distributions were made during the first quarter of 2004. As of March 31, 2004, the Unitholders' capital account balance was $880,000, the Class B Interest's capital account balance was $9,541,000, and the General Partner's capital account balance was $7,000.

Proceeds from property sales were $3,115,000 and $11,117,000 for the three months ended March 31, 2004 and 2003, respectively. During the period between 2004 and 2006, the Company expects proceeds from property sales to consist primarily of the sale of the remaining Kinzie Station North acreage, Kinzie Station Phase II property, remaining sites in Wisconsin and Minnesota that in prior years had been designated as development properties and land held for sale acreage (13,640 acres of scattered land parcels located in 12 states).

The cost of property sales for the three months ended March 31, 2004 and 2003 was $744,000 or 24% of sales proceeds and $3,817,000 or 34% of sales proceeds, respectively. It is not expected that future cost of sales ratios for the remaining real estate sales will change materially from ratios experienced in the prior three years, as the balance of Heartland's real estate, other than development projects, consists primarily of railroad properties acquired over the past 150 years at values far lower than current fair values. The Company is no longer selling, building or closing homes in any homebuilding communities as of December 31, 2003.

As of March 31, 2004, Heartland had designated 4 sites, or approximately 94 acres with a book value of approximately $1,654,000, for sale which in prior years had been designated for development. This is an average of $17,600 per acre.

At March 31, 2004, land held for sale consists of 13,640 acres of scattered land parcels with a book value of $614,000. Land held for sale (scattered land parcels) will be disposed of in an orderly fashion; however, it is anticipated that the disposal of such properties may extend beyond the year 2005. The Company is also exploring the sale of these properties as a whole to a third party.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

Heartland's management believes it will have sufficient funds available from its land sales activities for operating and selling expenses as it liquidates the remaining assets of the Company. However, effective February 11, 2004, Heartland obtained a $2,000,000 line of credit with LaSalle National Bank ("LNB"). As of March 31, 2004, the Company had not drawn on the line of credit. The line of credit will mature December 1, 2004 and bears interest at the LNB prime rate plus 1.5% (5.5% at March 31, 2004). The LNB line of credit is secured by the Kinzie Station North and Kinzie Station Phase II properties that are located in Chicago, Illinois. LNB also requires the Company to maintain net worth (defined as assets minus liabilities) of $5,500,000, maintain net income of $1,000,000 during any fiscal year beginning with the year ended December 31, 2003, not make any advances or distributions to Unitholders or members from funds borrowed under the line of credit, and adhere to various other covenants described in the Secured Revolving Note document. The Company was in default under the line of credit agreement because it did not meet the net income covenant in 2003. However, a waiver of this default was received from LNB on May 14, 2004.

Real Estate Sale Activities

The Company sold several properties in its real estate portfolio in 2003, including its last active development project, which was located in North Carolina. At March 31, 2004 the Company had remaining property at Kinzie Station in Chicago, Illinois, approximately 4 acres, a 7-acre parcel in Fife, Washington, a 20-acre property in Glendale, Wisconsin, and approximately 13,640 acres of land scattered over 12 states. In addition, although the Company conveyed its property in Menomonee Valley to the Redevelopment Authority of the City of Milwaukee ("RACM") in 2003, it retained the right to appeal the purchase price and to seek additional consideration. The Company exercised such right to appeal in April 2004 by filing suit in the Milwaukee County Circuit Court against RACM appealing the condemnation award.

Kinzie Station

Heartland has developed a 2.68 acre site in the City of Chicago, part of a larger development known as Kinzie Station, which is bisected by railroad tracks running east and west. Zoning approval for the construction of 381 residential units on this 2.68 acre site was received in 1997. On March 28, 2001, zoning approval to increase the total number of residential units from 381 to 442 units was received from the City of Chicago. At December 31, 2003 on the south side of the tracks, Heartland had the following two (2) parcels of land: an industrial parcel, which the Company sold on February 26, 2004 for $1,597,000, and a parcel known as Kinzie Station Phase II, which consists of 1.45 acre site on which the Company has appropriate zoning to construct a 267 unit residential tower building. The Company has a contract, subject to certain contingencies, to sell Kinzie Station Phase II to a developer for $4,200,000.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

To the north, the Company owned approximately seven (7) acres of land and four
(4) acres of air rights as of January 1, 2003 ("Kinzie Station North"). Kinzie Station North consisted of three (3) parcels (roughly four (4) acres) zoned for residential units, one parcel zoned for a grocery store, and another parcel for a city park. A consortium of residential developers has entered into an agreement with the Company to purchase the Kinzie Station North residential acreage. On February 11, 2003, this consortium closed the sale of the two parcels for an aggregate purchase price of $9,850,000. The remaining residential site is under contract for $2,850,000 but is contingent on the vacation of a city street by the City of Chicago. The Company's management believes that this vacation could take place during 2004. The Company has entered into an agreement, subject to certain contingencies, to sell the grocery store site.

Fife, Washington

In Fife, Washington, the Company continues to own approximately seven (7) acres along which the Wapato creek runs. This property is under contract but is subject to contingencies typical of such contracts.

Menomonee Valley

The Company owned approximately 142 acres of property in the Menomonee River Valley in Milwaukee, Wisconsin. The property is located next to Miller Park, the home stadium of the Milwaukee Brewers baseball team. The Company had proposed a mixed use development to include retail and entertainment uses complementary to the baseball park as a recreational destination. The City of Milwaukee had stated that it believed industrial development would be more appropriate for the site, and RACM announced it would seek to acquire the Company's property through eminent domain if necessary.

On June 10, 2003, RACM delivered to the Company an appraisal of the Company's property in the Menomonee Valley in Milwaukee as an initial step in RACM's condemnation of the property. The RACM appraisal valued the property at $3,550,000. On July 30, 2003, the Company received $3,550,000 in cash and a release for all environmental matters related to the property from RACM, and the Company conveyed title to the property to RACM. The Company obtained an appraisal in the amount of $10,500,000. The Company reserved the right to bring suit for additional consideration. The Company exercised such right in April 2004 by filing suit in the Milwaukee County Circuit Court against RACM appealing the condemnation award. Any additional compensation received in the future will be recognized as income in the period received.

Property Sales and Leasing Activities

The Company has the right to sell easements for fiber optic lines along or across 83 miles of rail right of way running from downtown Chicago west to Elgin, Illinois and northwest to Fox Lake, Illinois. The Company shall receive 2/3 of the proceeds of any sale.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

The remainder of Heartland's inventory of land currently held for sale consists of approximately 13,640 acres of scattered land parcels located throughout 12 states. The book value of this inventory is approximately $614,000. The majority of the land (former railroad rights-of-way) comprises long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites, located in small rural communities or outlying mid-cities, are leased to third parties for agricultural use and may be improved with the lessee's structures.

The sale, management and leasing of the approximate 13,640 acres of scattered land parcels is conducted by Heartland's sales and property management department. The volume of the Company's sales has slowed over the last seven years due to the less desirable characteristics of the remaining properties. The individual parcels are held at a relatively low book value, and the Company anticipates that the sale of the remaining parcels may not occur until 2005 or later. The Company is also exploring the sale of these properties as a whole to a third party.

The Company leases less than 1% of its total acreage under operating leases. The number of leases declines each year as sales of properties are made to existing lessees. The majority of the leases provide nominal rental income to Heartland. The leases generally require the lessee to construct, maintain and remove any improvements, pay property taxes, maintain insurance and maintain the condition of the property. The majority of the leases are cancelable by either party upon thirty to sixty days notice. Heartland's ability to terminate or modify certain of these leases is restricted by applicable law and regulations. As of March 31, 2004, Heartland had eight locations under lease, which yield less than $20,000 a year in rental income.

Economic and Other Conditions Generally

The real estate industry is highly cyclical and is affected by changes in local, national, and global economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Sellers of real estate are subject to various risks, many of which are outside the control of the seller, including real estate market conditions, changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes and tornadoes, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land. The occurrence of any of the foregoing could have a material adverse effect on the financial condition and results of operations of Heartland.

Interest Rate Sensitivity

The Company's total consolidated indebtedness at March 31, 2004 was zero. The Company paid interest on its outstanding borrowings during the period ended March 31, 2004 under revolving credit facilities at the LNB prime rate plus 1.5%. As of March 31, 2004 the Company did not have any other financial instruments for which there was a significant exposure to interest rate changes.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Access to Financing," "Economic and Other Conditions Generally" and "Interest Rate Sensitivity." The Company is not subject to significant foreign currency exchange rate risk, commodity price risk or other relevant market price risks.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

At March 31, 2004, Heartland's allowance for claims and liabilities was approximately $4,027,000.

There have been no legal proceedings instituted against the Company during the three months ended March 31, 2004, and no material developments in the legal proceedings disclosed in the Company's 2003 Form 10-K.

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:


Exhibit No.    Description
-----------    ---------------------------------------------------------------



10.70* $2,000,000 Secured Revolving Note between CMC Heartland Partners, Heartland Partners, L.P. and LaSalle Bank National Association dated February 11, 2004.

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*Attached hereto.

(b) Reports on Form 8-K:

None.

                            HEARTLAND PARTNERS, L.P.
                                 March 31, 2004


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     HEARTLAND PARTNERS, L.P.
                                                          (Registrant)


Date:  May 17, 2004                               By /s/ Lawrence S. Adelson
                                                     -----------------------
                                                       Lawrence S. Adelson
                                                     Chief Executive Officer



Date:  May 17, 2004                               By /s/ Daniel L. Bernardi
                                                     ----------------------
                                                       Daniel L. Bernardi
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.    Description
-----------    ---------------------------------------------------------------

10.70 $2,000,000 Secured Revolving Note between CMC Heartland Partners, Heartland Partners, L.P. and LaSalle Bank National Association dated February 11, 2004*.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                 Exhibit 10.70



                             SECURED REVOLVING NOTE

Executed this 11th of February, 2004

Amount Up to $2,000,000                                Due: As described below

     FOR VALUE RECEIVED, on or before December 1, 2004 (the "Maturity Date"), each of the undersigned, CMC Heartland Partners, a Delaware general partnership ("CMC") and Heartland Partners, L.P., a Delaware limited partnership ("Heartland"; Heartland and CMC are collectively referred to as the "Borrowers"), jointly and severally, promise to pay to the order of LASALLE BANK NATIONAL ASSOCIATION, a national banking association (the "Bank"), the principal sum of TWO MILLION and 00/100 DOLLARS ($2,000,000.00), or if less, the aggregate unpaid principal amount of all loans made by Bank to the Borrowers. Capitalized terms used herein but not otherwise defined will have the meanings assigned to such terms on Exhibit A attached hereto and made a part hereof. The unpaid principal amount hereof shall bear interest at the Prime Rate plus one and one-half percent (1.5%) (referred to herein as the "Interest Rate"). Interest shall be payable from the date hereof on the aggregate unpaid principal amount of all loans made by Bank to the Borrowers hereunder (collectively, the "Loans") monthly in arrears on the last Business Day of each calendar month commencing on February 29, 2004 and at the Maturity Date. Interest after maturity (whether by reason of acceleration or otherwise) shall be paid on the unpaid balance at the Interest Rate plus 3% per annum. Each change in the Interest Rate hereon shall take effect on the effective date of the change in the Prime Rate. Bank shall not be obligated to give notice of any change in the Prime Rate and any notice to which the Borrowers may be entitled is hereby waived. The Interest Rate and the Unused Portion Fee (as defined below) shall be computed on the basis of a year consisting of 360 days and shall be paid for the actual number of days elapsed, unless otherwise specified herein.

     Each Borrower hereby authorizes Bank to charge any account of any Borrower for all sums due hereunder. Principal payments submitted in funds not available until collected shall continue to bear interest until collected. If payment hereunder becomes due and payable on a Saturday, Sunday or legal holiday under the laws of the United States or the State of Illinois, the due date thereof shall be extended to the next succeeding business day, and interest shall be payable thereon at the rate specified during such extension.

     This Note is executed pursuant to a revolving line of credit under which the Borrowers are indebted to Bank and evidences the aggregate unpaid principal amount of all advances made or to be made by Bank to the Borrowers under this Note. All advances and repayments hereunder shall be evidenced by entries on the books and records of Bank which shall be presumptive evidence of the principal amount and interest owing and unpaid on this Note, or any renewal or extension hereof. The failure to so record any such amount or any error in so recording any such amount shall not, however, limit or otherwise affect the obligations of the Borrowers hereunder to repay the principal amount of the liabilities together with all interest accruing thereon.

     Subject to the terms and conditions of this Note, Bank agrees that during the period from the date hereof to, but not including, the Maturity Date, it will make loans to the Borrowers in an aggregate amount not to exceed $2,000,000 less the aggregate outstanding principal amount of all Loans and the stated amount of all Letters of Credit outstanding hereunder from time to time (referred to herein as the "Revolving Loan Commitment").

     To compensate Bank for the cost of reserving funds to be made available to Borrowers under this Note, Borrowers shall pay to Bank, on the last day of each fiscal quarter an unused revolving line fee (the "Unused Portion Fee") equal to the sum of the daily amounts by which the maximum aggregate principal amount of the Revolving Loan Commitment exceeds the actual principal amount of all Loans made hereunder. The Unused Portion Fee is calculated for each applicable day of such quarter in an amount equal to the excess of the maximum aggregate principal amount of the Revolving Loan Commitment over the principal amount of all outstanding advances under the Loans on such day, multiplied by one-quarter of one percent (1/4%). All fees and charges imposed on Borrowers pursuant to this
Note including, without limitation, the Unused Portion Fee accrued through the date of termination, shall be nonrefundable to Borrowers, notwithstanding any prepayment and termination by Borrowers of this Agreement.

     CMC (referred to herein as the "Representative") shall give written notice to the Bank of each proposed borrowing of Loans not later than 11:00 a.m., Chicago time, on the proposed date of such borrowing. Each such notice shall be effective upon receipt by the Bank, shall be irrevocable, and shall specify the date and amount of the borrowing therefore together with a written certification that (i) no Default (as hereinafter defined) has occurred and is continuing,
(ii) the amount requested to be so advanced hereunder and (iii) the specific corporate purpose for which such advance shall be used (each a "Borrowing Notice"). Upon receipt of such Borrowing Notice, Bank shall advance funds under this Note; provided, however, that the aggregate unpaid principal amount of all Loans under this Note made by Bank to the Borrowers shall at no time exceed the Revolving Loan Commitment as of any date. Each such Loan shall normally be made to the operating account maintained by the Borrowers with Bank no later than 3:00 p.m. (Chicago, Illinois time) (i) on the Business Day following the submission by the Representative of the Borrowing Notice to Bank; provided that all of the conditions to making such Loan set forth above have been satisfied and, provided further, that the Borrowing Notice is received by Bank prior to 11:00 a.m. (Chicago, Illinois time) on the required day. Interest shall begin to accrue when each Loan hereunder is made to the Borrowers' operating account. Each borrowing shall be on a Business Day.

     The Bank will issue standby and trade letters of credit hereunder, in each case containing such terms and conditions as are permitted by this Secured Revolving Note and are satisfactory to the Bank (each a "Letter of Credit"), at the request of and for the account of each Borrower from time to time before the date which is 30 days prior to the Maturity Date; provided that (i) the aggregate stated amount of all Letters of Credit shall not at any time exceed Three Hundred Thousand Dollars ($300,000) and (ii) the outstanding aggregate principal amount of all Loans plus the stated amount of all outstanding Letters of Credit may not exceed the Revolving Loan Commitment (after giving effect to the issuance of each Letter of Credit).

     The Representative shall give notice to the Bank of the proposed issuance of each Letter of Credit on a Business Day which is at least three (3) Business Days (or such lesser number of days as the Bank shall agree in any particular instance in its sole discretion) prior to the proposed date of issuance of such Letter of Credit. Each such notice shall be accompanied by an L/C Application, duly executed by the applicable Borrower and in all respects satisfactory to the Bank, together with such other documentation as the Bank may request in support thereof, it being understood that each L/C Application shall specify, among other things, the date on which the proposed Letter of Credit is to be issued, the expiration date of such Letter of Credit (which shall not be later than the earlier to occur of (x) one year after the date of issuance thereof and (y) thirty days prior to the scheduled Maturity Date); and whether such Letter of Credit is to be transferable in whole or in part. So long as the Bank has not determined that the conditions precedent set forth herein with respect to the issuance of such Letter of Credit have not been satisfied, the Bank shall issue such Letter of Credit on the requested issuance date. In the event of any inconsistency between the terms of any L/C Application and the terms of this Note, the terms of this Note shall control.

     Each Borrower hereby unconditionally and irrevocably agrees to reimburse the Bank for each payment or disbursement made by the Bank under any Letter of Credit honoring any demand for payment made by the beneficiary thereunder, in each case on the date that such payment or disbursement is made. Any amount not reimbursed on the date of such payment or disbursement shall bear interest from the date of such payment or disbursement to the date that the Bank is reimbursed by the Borrowers therefore, payable on demand, at a rate per annum equal to the Interest Rate from time to time in effect. The Bank shall notify the Representative whenever any demand for payment is made under any Letter of Credit by the beneficiary thereunder; provided that the failure of the Bank to so notify the Representative shall not affect the rights of the Bank in any manner whatsoever.

     In determining whether to pay under any Letter of Credit, the Bank shall not have any obligation to the Borrowers or any lender other than to confirm that any documents required to be delivered under such Letter of Credit appear to have been delivered and appear to comply on their face with the requirements of such Letter of Credit. Any action taken or omitted to be taken by the Bank under or in connection with any Letter of Credit, if taken or omitted in the absence of gross negligence and willful misconduct, shall not impose upon the Bank any liability to any Borrower or Bank and shall not reduce or impair the Borrowers' reimbursement obligations hereunder.

     Any such advances shall be conclusively presumed (absent manifest error) to have been made by Bank to or for the benefit of the Borrowers. Each Borrower hereby irrevocably confirms, ratifies and approves all such advances by Bank and hereby indemnifies Bank against losses and expenses (including court costs, attorneys' and paralegals' fees) and shall hold Bank harmless with respect thereto. If Bank elects to bill the Borrowers for any amount due hereunder, such amount shall be immediately due and payable, with interest accruing thereon daily at the Interest Rate determined in accordance with this Note and in effect from time to time.

     If either (i) the introduction of or any change in or change in the interpretation of any law or regulation or (ii) compliance by Bank with any guideline or request from any central bank or other governmental authority (whether or not having the force of law) affects or would affect the amount of capital required or expected to be maintained by Bank or any corporation controlling Bank and Bank determines that the amount of such capital is increased solely by or solely based upon the existence of Bank's commitment to lend hereunder and other commitments of this type, then, upon demand by Bank, the Borrowers shall immediately pay to Bank, from time to time as specified by Bank, additional amounts sufficient to compensate Bank in the light of such circumstances, to the extent that Bank reasonably determines such increase in capital to be allocable to the existence of Bank's commitment to lend hereunder.

     As security for the payment of this Note and any and all other liabilities, obligations, costs, fees and expenses of or owing by the Borrowers to Bank, however created, arising or evidenced, and howsoever owned, held or acquired, whether now or hereafter existing, whether now due or to become due, whether direct or indirect, absolute or contingent, and whether several, joint or joint and several made by the Borrowers in favor of Bank (all of the foregoing are hereinafter referred to as the "Obligations"), the Borrowers have executed and delivered (i) a Mortgage and Security Agreement, (ii) an Assignment of Rents and Leases and (iii) an Environmental Indemnity Agreement, each of even date herewith and in favor of Bank, with respect to two (2) parcels of real property known as the Fifield B Mortgaged Property and the Jewel Mortgaged Property (collectively, the "Collateral") located in Cook County, Illinois (the foregoing documents, together with all amendments, modifications and restatements of the foregoing, are referred to herein as the "Loan Documents"). The cancellation or surrender of this Note shall not affect the right of Bank or any assignee to retain the Collateral under any of the Loan Documents for any of the Obligations so long as any such Obligations remain outstanding or if any commitment to lend remains in effect hereunder.

     Each Borrower represents and warrants to Bank that: (a) each Borrower is a general or limited partnership, as applicable, duly organized, validly existing and in good standing under the laws of the State of Delaware and is duly qualified to do business and is in good standing under the laws of each state in which the ownership of its properties and the nature and extent of the activities transacted by it makes such qualification necessary; (b) each Borrower has all requisite partnership power and authority to conduct its activities as presently conducted, to own its properties and to perform its obligations under the Loan Documents to which it is a party; (c) each Borrower has the partnership power and authority to enter into, deliver and be bound by this Note and the other Loan Documents to which it is a party and has duly executed and delivered the Loan Documents to which it is a party; (d) the execution and delivery by each Borrower of the Loan Documents and each Borrower's performance of all its obligations under and the consummation of the transactions contemplated under the Loan Documents do not conflict with or violate any applicable law or any ruling, judgment or order of any court or other governmental authority, and do not conflict with or result in or constitute any breach or default under or result in the creation or imposition of any lien, charge or encumbrance under any material agreement, indenture or undertaking concerning the Collateral except with respect to which appropriate waivers or consents have been obtained; (e) no approval, consent or authorization of any governmental authority is required in connection with any Borrower entering into or performing its obligations under the Loan Documents;
(f) the Loan Documents constitute the legal, valid and binding obligation of each Borrower, enforceable against each Borrower in accordance with their respective terms except as may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance, or other similar laws affecting enforcement of creditors' rights generally, and by general principles of equity;

(g) other than as set forth on Schedule 1 hereto, there is no pending or, to the best knowledge of any Borrower any threatened action, suit, inquiry, investigation, or proceeding against any Borrower before any court, governmental agency or arbitrator, which, in any case, may (i) if adversely determined, materially and adversely effect the financial condition of any Borrower, (ii) seek to restrain or otherwise have a material adverse affect on the transactions contemplated herein, or (iii) affect the validity or enforceability of the Loan Documents; (h) the consolidated financial statements and balance sheet (including the notes thereto) of Heartland and its consolidated subsidiaries as of June 30, 2003, and the related consolidated statements of income and equity and consolidated statements of cash flows of Heartland and its consolidated subsidiaries, are complete and correct and fairly present the financial condition of Heartland and its consolidated subsidiaries and the results of operations of Heartland and its consolidated subsidiaries at such date, in accordance with GAAP, there has been no material adverse change in Heartland or any consolidated subsidiary's financial condition, business, properties or operations; and (i) except as set forth on Schedule 2 hereto, no Borrower has any indebtedness for borrowed money except in favor of Bank. In extending financial accommodations to the Borrowers, Bank is expressly acting and relying upon the aforesaid representations and warranties.

     As a condition to Bank providing any financial accommodations to the Borrowers, the Borrowers have agreed that they shall cause to be prepared and furnished to Bank the following (all to be kept and prepared in accordance with GAAP applied on a consistent basis):

(a) as soon as possible, but not later than ninety (90) days after the close of fiscal year ended December 31, 2003 and each fiscal year of Heartland thereafter, consolidated financial statements of Heartland certified by Heartland's certified independent public accountants (acceptable to Bank in its sole discretion) in accordance with GAAP and fairly presenting the consolidated financial position and results of operations of Heartland and its consolidated subsidiaries for such year as of the end of such year, certified by the principal financial officer of Heartland;

(b) as soon as possible, but not later than forty-five (45) days after close of each fiscal quarter of Borrower and beginning with the fiscal quarter ending March
             31, 2004, consolidated financial statements (including, but not limited to, a balance sheet, income statement and statement of cash flows) of Heartland prepared in accordance with GAAP and fairly presenting the financial position and results of operations of Heartland and its consolidated subsidiaries for such fiscal quarter as of the end of such fiscal quarter, certified by the principal financial officer of Heartland;

(c) together with each annual delivery of financial statements, a calculation of the financial covenants required hereunder as of the end of such fiscal year certified by the principal financial officer of the Borrowers;

(d) such other data and information (financial and otherwise) as Bank, from time to time, may reasonably request, bearing upon or related to the Loan or the Collateral, any Borrower's financial condition or results of operations, including, without limitation, (i) federal income tax returns of each Borrower, (ii) accounts payable ledgers and bank statements of each Borrower and (iii) accounts receivable ledgers and reports of construction in progress, each in form and substance acceptable to Bank in its sole discretion.

     Each Borrower will do or cause to be done all things reasonably necessary to preserve and keep in full force and effect the existence of its business and no Borrower shall, without Bank's prior written consent thereto, which Bank may or may not give based upon its reasonable discretion, concurrently or thereafter: (i) seek to dissolve or liquidate its business; or (ii) without the prior written consent of Bank, convey, transfer, lease (other than in the ordinary course of business) or otherwise dispose of (whether in one transaction or in a series of transactions) any ownership or economic interest in any Collateral to any person; or (iii) incur any Indebtedness other than the Loans, or (iv) grant a lien, claim, encumbrance or security interest in the Collateral to any person or entity other than the Bank; or (v) engage in any transaction out of the ordinary course of business; or (vi) guaranty, endorse or otherwise in any way directly, indirectly or contingently become liable for the obligations or liabilities of any other person or entity other than the Bank, except endorsements of negotiable instruments for collection in the ordinary course of business. In addition to the foregoing, the Borrowers covenant and agree with Bank to (i) maintain Capital Funds of at least $5,500,000 at all times; (ii) not allow Net Losses to exceed $100,000 during any fiscal year beginning with the fiscal year ended December 31, 2003; (iii) maintain Net Income of at least $1,000,000 during any fiscal year of Borrowers beginning with the fiscal year ended December 31, 2003; (iv) maintain all of each Borrower's operating and cash management accounts with Bank as long as the Obligations remain outstanding; and (v) not allow any advances or distributions to shareholders or members from funds borrowed hereunder.

     All covenants, conditions and agreements contained in each Loan Document are hereby incorporated herein by express reference and a default or event of default thereunder shall be and constitute a Default (as hereinafter defined) under this Note.

     Bank shall have exercised reasonable care in the custody and preservation of the Collateral if it takes such action for that purpose as the Borrowers shall reasonably request in writing, provided that such request shall not be inconsistent with Bank's status as a secured party, but the failure to comply with any such request shall not be deemed a failure to exercise reasonable care. No failure of Bank to preserve or protect any rights with respect to the Collateral against prior or third parties, or to do any act with respect to preservation of the Collateral, not so requested by the Borrowers shall be deemed a failure to exercise reasonable care in the custody or preservation of the Collateral.

     All Obligations of the Borrowers and all rights, powers and remedies of Bank expressed herein shall be in addition to, and not in limitation of, those provided by law or in any written agreement or instrument (other than this Note) relating to any of the Obligations or any security therefore including, without limitation, the Loan Documents. In addition to all other rights possessed by it, Bank may, except as specifically set forth below whether before or after Default, at its sole discretion, and without notice to any Borrower, take any or all of the following actions: (1) after Default, transfer the whole or any part of securities which may constitute Collateral into the name of itself or its nominee without disclosing to third parties, if Bank so desires, that such securities so transferred are subject to the security interests granted hereunder, and any corporation or association, or any of the managers or trustees of any trust, issuing any of said securities, or any transfer agent, shall not be bound to inquire, in the event that Bank or said nominee makes any further transfer of said securities, or any portion thereof, as to whether Bank or the nominee of Bank has the right to make such further transfer, and shall not be liable for transferring the same; (2) after Default, notify any obligors on any of the Collateral to make payment to Bank of any amounts due or to become due with respect thereto; (3) after Default, enforce collection of any of the Collateral by suit or otherwise, or surrender, release or exchange all or any part thereof; (4) after Default, take possession or control of any proceeds and products of any of the Collateral, including the proceeds of insurance thereon;
(5) extend or renew or modify for one or more periods (whether or not longer than the original period) this Note, or any other of the Obligations, and grant any releases, compromises or indulgences with respect to this Note, or any other of the Obligations, or any extension or renewal thereof, or any security therefore, or to any obligor hereunder or thereunder; (6) after Default, vote the Collateral, if applicable; (7) after Default, make an election with respect to the Collateral under Section 1111 of the United States Bankruptcy Code, now existing or hereafter amended (the "Code") or take action under Section 364 or any other section of the Code; provided, however, that any such action of Bank as herein set forth shall not, in any manner whatsoever, impair or affect the liability hereunder, nor prejudice, nor waive, nor be construed to impair, affect, prejudice or waive Bank's rights and remedies at law, in equity or by statute, nor release or discharge, any Borrower or other person, firm, corporation or other entity liable to Bank for the Obligations; and (8) at any time, and from time to time, accept additions to, releases, reductions, exchanges or substitutions of the Collateral, without in any way altering, impairing, diminishing or affecting the provisions of this Note.

     The Borrowers, without notice or demand of any kind, shall be in default (a "Default") hereunder if: (1) any amount payable on any of the Obligations is not paid when due; or (2) any Borrower shall otherwise fail to perform any of the promises to be performed by such Borrower under this Note, any other Loan Document or any other agreement with Bank; or (3) any Borrower shall make any assignment for the benefit of creditors, or there shall be commenced any bankruptcy, receivership, insolvency, reorganization, dissolution or liquidation proceedings by or against, or the entry of any judgment, levy, attachment, garnishment or other process, or the filing of any lien against any Borrower, or against any of the Collateral having a value in excess of $50,000, and such proceedings shall not be dismissed within sixty (60) days after commencement thereof; or (4) there should be any material deterioration or impairment of any Collateral, or any material decline or depreciation in the value or market price thereof (whether actual or reasonably anticipated), which causes said Collateral, in the reasonable opinion of Bank acting in good faith, to become unsatisfactory as to value or character, or which causes Bank to reasonably believe that it is insecure and the likelihood for repayment of the Obligations is or will soon be impaired, time being of the essence; or (5) there is any occurrence of any default or event of default under any Loan Document or any other agreement or any other guarantor of the Obligations with Bank; or (6) any material warranty, representation, certificate or statement of any Borrower to Bank is untrue in any material respect when made or furnished; or (7) failure of any Borrower after request by Bank to furnish financial information or to permit inspection by Bank of any Borrower's books and records as required hereunder; or
(8) any Borrower fails to pay in full when due or any other default occurs with respect to or in connection with any indebtedness of any Borrower in excess of $50,000; or (9) the occurrence of any material adverse event which causes a material adverse change in the financial condition of any Borrower or which would have a material adverse effect on the business of any Borrower; or (10) there is a discontinuance by any guarantor of any guaranty; or (11) any guarantor shall contest the validity of any guaranty; or (12) any change shall occur in the controlling partnership interests in either Borrower.

     Whenever the Borrowers shall be in Default as aforesaid, without demand or notice or legal process of any kind, the entire unpaid amount of all Obligations shall become immediately due and payable at Bank's option and: (1) upon notice to the Representative, Bank may sell all or any of the Collateral at public or private sale, upon such terms and conditions as Bank may deem proper, and Bank may purchase any or all of the Collateral at any such sale, and Bank may apply the net proceeds, after deducting all costs, expenses, and reasonable attorneys' and paralegals' fees incurred or paid at any time in the collection, protection and sale of the Collateral and the Obligations, to the payment of this Note, returning the excess proceeds, if any, to the Borrowers, and the Borrowers shall remain liable for any amount remaining unpaid after such application, with interest; and (2) Bank may exercise, from time to time, any and all rights and remedies available to it under the Illinois Uniform Commercial Code, or otherwise available to it including, without limitation, those available under any Loan Document or any written instrument (in addition to this Note) relating to any of the Obligations or any security therefore and may, without demand or notice of any kind, appropriate and apply toward the payment of such of the Obligations, whether matured or unmatured, including, without limitation, costs of collection and reasonable attorneys' and paralegals' fees, and in such order of application as Bank may, from time to time, elect, any balances, credits, deposits, accounts or moneys of any Borrower in possession, control or custody of, or in transit to Bank. Any notification of intended disposition of any of the Collateral required by law shall be conclusively deemed reasonably and properly given if given at least ten (10) calendar days before such disposition hereby confirming, approving and ratifying all acts and deeds of Bank relating to the foregoing, and each part thereof.

     The Borrowers shall have the right to pay all or any portion of the unpaid principal amount hereof at any time and from time to time prior to the date otherwise payable without premium or penalty.

     EACH BORROWER WAIVES THE BENEFIT OF ANY LAW THAT WOULD OTHERWISE RESTRICT OR LIMIT BANK IN THE EXERCISE OF ITS RIGHT, WHICH IS HEREBY ACKNOWLEDGED, TO APPROPRIATE WITHOUT NOTICE AND REGARDLESS OF THE COLLATERAL, AT ANY TIME HEREAFTER, ANY INDEBTEDNESS MATURED OR UNMATURED, OWING FROM BANK TO THE BORROWERS. BANK MAY, FROM TIME TO TIME, WITHOUT DEMAND OR NOTICE OF ANY KIND, APPROPRIATE AND APPLY TOWARD THE PAYMENT OF SUCH OF THE OBLIGATIONS, AND IN SUCH ORDER OF APPLICATION, AS BANK MAY FROM TIME TO TIME ELECT, ANY AND ALL SUCH BALANCES, CREDITS, DEPOSITS, ACCOUNTS, MONEYS, CASH EQUIVALENTS AND OTHER ASSETS, OF OR IN THE NAME OF ANY BORROWER THEN OR THEREAFTER WITH BANK. IMMEDIATELY UPON THE OCCURRENCE OF A DEFAULT HEREUNDER, EACH BORROWER HEREBY ASSIGNS AND TRANSFERS TO BANK ANY AND ALL CASH, NEGOTIABLE INSTRUMENTS, DOCUMENTS OF TITLE, CHATTEL PAPER, SECURITIES, CERTIFICATES OF DEPOSIT, DEPOSIT ACCOUNTS, OTHER CASH EQUIVALENTS AND OTHER ASSETS OF EACH BORROWER IN THE POSSESSION OR CONTROL OF BANK FOR ANY PURPOSE.

     EACH BORROWER AGREES THAT BANK SHALL NOT BE LIABLE FOR ANY ERROR OF JUDGMENT OR MISTAKES OF FACT OR LAW EXCEPT THAT BANK SHALL REMAIN LIABLE FOR ITS GROSS NEGLIGENCE OR WILLFUL MISCONDUCT. EACH BORROWER AND THE BANK KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE IRREVOCABLY, THE RIGHT EITHER MAY HAVE TO TRIAL BY JURY WITH RESPECT TO ANY LEGAL PROCEEDING BASED HEREON, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE OR THE COLLATERAL, OR ANY AGREEMENT EXECUTED OR CONTEMPLATED TO BE EXECUTED IN CONJUNCTION HEREWITH OR ANY COURSE OF CONDUCT OR COURSE OF DEALING IN WHICH BANK AND ANY BORROWER ARE ADVERSE PARTIES. THIS PROVISION IS A MATERIAL INDUCEMENT FOR BANK GRANTING ANY FINANCIAL ACCOMMODATION TO THE BORROWERS.

     Each Borrower waives any and all presentment, demand, notice of dishonor, protest, and all other notices and demands in connection with enforcement of Bank's rights hereunder except as otherwise set forth herein, and hereby consents to, and waives notice of release, with or without consideration, of any Borrower or of any Collateral. No Default shall be waived by Bank except in writing. No delay on the part of Bank in exercise of any right or remedy shall operate as a waiver thereof, and no single or partial exercise by Bank of any right or remedy shall preclude other or further exercise thereof, or the exercise of any other right or remedy. This Note: (i) is valid, binding and enforceable in accordance with its provisions, and no conditions exist to the legal effectiveness of this Note; (ii) contains the entire agreement among the Borrowers and Bank with respect to the subject matter hereof except for the other Loan Documents contemplated hereby; (iii) is the final expression of their intentions; and (iv) supersedes all negotiations, representations, warranties, commitments, offers, contracts (of any kind or nature, whether oral or written) prior to or contemporaneous with the execution hereof. No prior or contemporaneous representations, warranties, understandings, offers or agreements of any kind or nature, whether oral or written, have been made by Bank or relied upon by the Borrowers in connection with the execution hereof. No modification, discharge, termination or waiver of any of the provisions hereof shall be binding upon Bank, except as expressly set forth in a writing duly signed and delivered on behalf of Bank.

     The Borrowers, jointly and severally, agree to pay all costs, legal expenses, reasonable attorneys' fees and paralegals' fees of every kind, paid or incurred by Bank in connection with the documentation, negotiation and enforcement of its rights hereunder, including, but not limited to, litigation or proceedings initiated under the United States Bankruptcy Code, or in connection with the Collateral, promptly on demand of Bank or other persons paying or incurring the same.

     Each Borrower agrees that, in addition to (and without limitation of) any right of set-off, bankers' lien or counterclaim Bank may otherwise have, Bank shall be entitled, at its option, to offset balances held by it for account of any Borrower at any of its offices, in United States Dollars or in any other currency, against any principal of or interest on any of Bank's loans, or any other amount payable to such Bank hereunder, which is not paid when due (regardless of whether such balances are then due to Borrowers), in which case it shall promptly notify such Borrower thereof, provided that such Bank's failure to give such notice shall not affect the validity thereof.

In addition to the foregoing, Borrowers agree to pay to Bank a fee equal to $20,000 upon the Closing Date which shall be fully earned and non-refundable on the Closing Date.

     Bank may at any time transfer this Note and Bank's rights in any or all of the Collateral, and Bank thereafter shall be relieved from all liability with respect thereto.

     TO INDUCE BANK TO MAKE THE LOANS EVIDENCED BY THIS NOTE, EACH BORROWER IRREVOCABLY AGREES THAT ALL ACTIONS ARISING DIRECTLY OR INDIRECTLY AS A RESULT OR IN CONSEQUENCE OF THIS NOTE OR ANY OTHER AGREEMENT WITH BANK, OR THE COLLATERAL, SHALL BE INSTITUTED AND LITIGATED ONLY IN COURTS HAVING SITUS IN THE CITY OF CHICAGO, ILLINOIS, AND EACH BORROWER HEREBY CONSENTS TO THE EXCLUSIVE JURISDICTION AND VENUE OF ANY STATE OR FEDERAL COURT LOCATED AND HAVING ITS SITUS IN SAID CITY, AND WAIVES ANY OBJECTION BASED ON FORUM NONCONVENIENS, AND EACH BORROWER HEREBY WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS, AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS MAY BE MADE BY CERTIFIED MAIL, RETURN RECEIPT REQUESTED, DIRECTED TO THE BORROWERS AT THE ADDRESS INDICATED HEREIN IN THE MANNER PROVIDED BY APPLICABLE STATUTE, LAW, RULE OF COURT OR OTHERWISE. FURTHERMORE, EXCEPT AS OTHERWISE SET FORTH HEREIN, EACH BORROWER WAIVES ALL NOTICES AND DEMANDS IN CONNECTION WITH THE ENFORCEMENT OF BANK'S RIGHTS HEREUNDER, AND HEREBY CONSENTS TO, AND WAIVES NOTICE OF THE RELEASE WITH OR WITHOUT CONSIDERATION OF ANY BORROWER OR OF ANY COLLATERAL.

     Except as otherwise provided herein, whenever it is provided herein that any notice, demand, request, consent, approval, declaration or other communication shall or may be given to or served upon any of the parties by any other party, or whenever any of the parties desires to give or serve upon any other a communication with respect to this Note, each such notice, demand, request, consent, approval, declaration or other communication shall be in writing and shall be delivered in person with receipt acknowledged, or telecopied and confirmed immediately in writing by a copy mailed by registered or certified mail, return receipt requested, postage prepaid, addressed as hereinafter set forth, or sent by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                   (A)    If to Bank, at:
                          LaSalle Bank National Association
                          135 South LaSalle Street
                          Chicago, Illinois 60603
                          Attention:  Erica Scully
                          Telecopier No. (312) 904-0651
                          Telephone No. (312) 904-1706
                          with a copy to:

                          Vedder, Price, Kaufman & Kammholz,
                          P.C.
                          222 North LaSalle Street, Suite 2600
                          Chicago, Illinois  60601
                          Attention:  Michael A. Nemeroff, Esq.
                          Telecopier No.  (312) 609-5005
                          Telephone No.  (312) 609-7500
                   (B)    If to the Borrowers:
                          CMC Heartland Partners
                          330 North Jefferson Ct., Suite 305
                          Chicago, Illinois  60601
                          Attention:  Richard Brandstatter
                          Telecopier No.:  (312) 575-0605
                          Telephone: No.  (312) 575-0400
                          with a copy to:

                          CMC Heartland Partners
                          330 N. Jefferson Court
                          Suite 305
                          Chicago, Illinois  60661
                          Attn:  Larry Adelson
                          Telecopier No.:  (312) 575-0605
                          Telephone: No.  (312) 575-0400

or at such other address as may be substituted by notice given as herein provided. The giving of any notice required hereunder may be waived in writing by the party entitled to receive such notice. Every notice, demand, request, consent, approval, declaration or other communication hereunder shall be deemed to have been duly given or served on the date on which personally delivered, with receipt acknowledged, or the date of the telecopy transmission, or three
(3) Business Days after the same shall have been deposited in the United States mail. Failure or delay in delivering copies of any notice, demand, request, consent, approval, declaration or other communication to the persons designated above to receive copies shall in no way adversely affect the effectiveness of such notice, demand, request, consent, approval, declaration or other communication.

     The Loan(s) evidenced hereby has been made and this Note has been delivered at Bank's principal place of business in Chicago, Illinois. This Note shall be governed and construed in accordance with the laws of the State of Illinois, except for conflicts of laws principles thereof, and shall be binding upon each Borrower and its legal representatives, successors and assigns. Wherever possible, each provision of this Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Note shall be prohibited by or be invalid under such law, such provision shall be severable, and be ineffective to the extent of such prohibition or invalidity, without invalidating the remaining provisions of this Note.

     Each Borrower represents and warrants to Bank that the execution and delivery of this Note has been duly authorized by resolutions heretofore adopted by each Borrower's general partner, that said resolutions have not been amended nor rescinded, are in full force and effect and that the officers of each general partner executing and delivering this Note for and on behalf of such Borrower are duly authorized so to act. Bank, in extending financial accommodations to the Borrowers, is expressly acting and relying upon the aforesaid representations and warranties.
Each Borrower acknowledges and agrees that the lending relationship hereby created with Bank is and has been conducted on an open and arms' length basis in which no fiduciary relationship exists and that no Borrower has relied and is not relying on any such fiduciary relationship in consummating the Loan(s) evidenced by this Note.

     As used herein, all provisions shall include the masculine, feminine, neuter, singular and plural thereof, wherever the context and facts require such construction and in particular the word "Borrower" shall be so construed.

     The effect of the joint and several obligations of Borrowers hereunder is that each Borrower hereby unconditionally and absolutely guarantees to Bank, irrespective of the validity, regularity or enforceability of this Note or any other agreement, the full and prompt payment in full to Bank at maturity, whether by acceleration or otherwise, of all the Obligations of the Borrowers to Bank. The guaranty set forth in this paragraph shall in all respects be continuing, absolute and unconditional, and shall remain in full force and effect until the Obligations of the Borrowers to Bank have been fully repaid. The guaranty set forth in this paragraph is an absolute and unconditional guaranty of payment and not of collectibility. THE GUARANTY OBLIGATION SET FORTH IN THIS PARAGRAPH SHALL IN ALL RESPECTS BE IN FURTHERANCE, AND SHALL IN NO EVENT BE DEEMED IN LIMITATION, OF THE OBLIGATIONS OF EACH BORROWER UNDER THIS NOTE.


                            [SIGNATURE PAGE FOLLOWS]

                   (Signature Page to Secured Revolving Note)

IN WITNESS WHEREOF, the parties hereto have duly executed this Secured Revolving Note as of the date first above written.

                                 CMC HEARTLAND PARTNERS, a Delaware
                                 general partnership

                                    By: HTI INTERESTS, LLC, a Delaware
                                              limited liability company and an
                                              authorized general partner

                                    By:    __________________________________
                                    Its:   __________________________________

                                    By:   HEARTLAND PARTNERS, L.P., a Delaware
                                          limited partnership and an authorized
                                          general partner

                                    By:   ___________________________________
                                    Its:  ___________________________________


                                 HEARTLAND PARTNERS, L.P., a Delaware limited partnership

                                    By:     HTI Interests, LLC
                                    Its:    General Partner

                                    By:   ___________________________________
                                    Its:  ___________________________________

                                    EXHIBIT A

                                   Definitions

     "Business Day" shall mean each day other than a Saturday, Sunday or legal holiday under the laws of the United States or the State of Illinois. If payment hereunder becomes due and payable on a day other than a Business Day, the due date thereof shall be extended to the next succeeding Business Day, and interest shall be payable thereon at the rate specified during such extension.

     "Capital Funds" means as of any date of determination, the Net Worth of Heartland and its consolidated Subsidiaries, as determined in accordance with GAAP.

     "Closing Date" shall mean February 11, 2004.

     "Default Rate" shall mean the Interest Rate plus three percent (3%).

     "GAAP" shall mean United States generally accepted accounting principles, as in effect from time to time.

     "Indebtedness" shall mean, without duplication, (i) indebtedness for borrowed money, (ii) obligations evidenced by bonds, debentures, notes or other similar instruments, (iii) the face amount of all letters of credit issued for the account of the Borrower and, without duplication, all drafts drawn thereunder, (iv) obligations to pay the deferred purchase price of property or services (other than trade payables and other current liabilities incurred in the ordinary course of business which are not more than 120 days past due), (v) obligations as lessee under leases which have been or should be, in accordance with GAAP, recorded as capital leases, (vi) obligations under direct or indirect guaranties in respect of, and obligations (contingent or otherwise) to purchase or otherwise acquire, or otherwise to assure a creditor against loss in respect of, indebtedness or obligations of other of the kinds referred to in clauses (i) through (v) above, (vii) all net obligations under any interest rate swap agreements, any interest rate cap agreement, any interest rate collar agreement or other similar agreement or arrangement, and (viii) all obligations to pay a specified purchase price for goods or services whether or not delivered or accepted (i.e., take-or-pay and similar obligations).

     "L/C Application" means, with respect to any request for the issuance of a Letter of Credit, a letter of credit application in the form being used by the issuing lender at the time of such request for the type of letter of credit requested.

     "Lien" shall mean, with respect to any asset of any Borrower, any mortgage, pledge, security interest, encumbrance, lien or charge of any kind (including any agreement to give any of the foregoing, any conditional sale or other title retention agreement, any lease in the nature thereof and the filing of or agreement to give any financial statement under the Uniform Commercial Code in effect in any jurisdiction).

     "Net Income" shall mean the amount of Borrowers' net income as reported on Borrowers' consolidated financial statements as at the end of each fiscal year, determined in accordance with GAAP.
"Net Losses" shall mean the amount of any net loss reported on Borrowers' consolidated financial statements as at the end of each fiscal year, determined in accordance with GAAP.

     "Net Worth" shall mean total assets less total liabilities, as determined in accordance with GAAP. "Prime Rate" shall mean, at any time and from time to time, the rate of interest then most recently announced by Bank as its Prime Rate, which is not necessarily the lowest or most favorable rate of interest charged by Bank on commercial loans at any one time.

                                   Schedule 1

                                   Litigation

                                 (See Attached)

                                   Schedule 2

                             Permitted Indebtedness

                                 (See Attached)

                                                                 Exhibit 31.1

                                 CERTIFICATIONS

I, Lawrence S. Adelson, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Heartland Partners, L.P.;
2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the board of directors of the registrant's general partner:
   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

   Date:  May 17, 2004                     By /s/ Lawrence S. Adelson
                                              -----------------------
                                              Lawrence S. Adelson
                                              Chief Executive Officer

                                                                  Exhibit 31.2

I, Daniel L. Bernardi, certify that:

1)    I have reviewed this report on Form 10-Q of Heartland Partners, L.P.;
2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) for the registrant and we have:
a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the board of directors of the registrant's general partner:
(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

   Date:  May 17, 2004                     By /s/ Daniel L. Bernardi
                                              ----------------------
                                              Daniel L. Bernardi
                                              Chief Financial Officer

                                                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Heartland Partners,  L.P.
(the "Company") on Form 10-Q for the quarter ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence S. Adelson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 17, 2004                       By /s/ Lawrence S. Adelson
                                             -----------------------
                                             Lawrence S. Adelson
                                             Chief Executive Officer

This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Heartland Partners,  L.P.
(the "Company") on Form 10-Q for the quarter ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel L. Bernardi, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 17, 2004                       By /s/ Daniel L. Bernardi
                                             ----------------------
                                             Daniel L. Bernardi
                                             Chief Financial Officer

This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.