Form 10-Q
period 2004-06-30
HEARTLAND PARTNERS L P
filed 2004-08-16
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark one)
[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended              June 30, 2004
                                     -----------------------------------------

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
                                                 Yes  X        No
                                                    -----        -----

Indicate by check mark whether the  registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes           No  X
                                                    -----        -----

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004



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

                   Consolidated Statements of Operations.....................4

                   Consolidated Statements of Cash Flows.....................5

                   Notes to Consolidated Financial Statements................6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....32

Item 4.      Controls and Procedures........................................32


PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings..............................................33

Item 2.      Changes in Securities, Use of Proceeds and Issuer
                 Purchases of Equity Securities.............................33

Item 3.      Defaults Upon Senior Securities................................33

Item 4.      Submission of Matters to a Vote of Securities Holders..........33

Item 5.      Other Information..............................................33

Item 6.      Exhibits and Reports on Form 8-K...............................34

                   Signatures...............................................35

                   Index to Exhibits........................................36

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)
                                   (Unaudited)

                                                          June 30,        December 31,
                                                              2004                2003
                                                      ------------        ------------
Assets:
Cash and cash equivalents                             $      3,529        $      3,926
Accounts receivable (net of allowance of $361
  at June 30, 2004 and $316 at December 31, 2003)                4                 233
Due from affiliate (net of allowance of $5,133 at
  June 30, 2004 and December 31, 2003)                       4,601               4,601
Prepaid and other assets                                       708                 501
                                                      ------------        ------------
       Total                                                 8,842               9,261
                                                      ------------        ------------

Property:
Land                                                           383                 491
Furniture, fixtures and equipment                              465                 517
   Less accumulated depreciation                               255                 282
                                                      ------------        ------------
Net land, furniture, fixtures and equipment                    593                 726
Land held for sale, scattered land parcels                     230                 621
Land held for sale, former development properties            1,654               1,838
Capitalized predevelopment costs                             4,187               4,545
                                                      ------------        ------------
       Net properties                                        6,664               7,730
                                                      ------------        ------------

Total assets                                          $     15,506        $     16,991
                                                      ============        ============

Liabilities:
Accounts payable and accrued expenses                 $        752        $      1,829
Accrued real estate taxes                                      238                 362
Allowance for claims and liabilities                         4,492               3,970
Unearned rents and deferred income                             927               1,327
Other liabilities                                               26                  12
                                                      ------------        ------------
       Total liabilities                                     6,435               7,500
                                                      ------------        ------------

Partners' capital:
General Partner                                                 --                  (2)
Class A Limited Partners - 2,142 units
  authorized and issued and  2,092 outstanding at
  June 30, 2004 and December 31, 2003                           --                  --
Class B Limited Partner                                      9,071               9,493
                                                      ------------        ------------
       Total partners' capital                               9,071               9,491
                                                      ------------        ------------

Total liabilities and partners' capital               $     15,506        $     16,991
                                                      ============        ============

   The accompanying notes are an integral part of these financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   (dollars in thousands except per unit data)
                                   (Unaudited)


                                                       For the Three Months             For the Six Months
                                                          Ended June 30,                   Ended June 30,

                                                       2004            2003            2004            2003
                                                     --------        --------        --------        --------
Income:
Property sales                                       $    749        $  1,314        $  3,864        $ 12,431
Less: Cost of property sales                              413           1,046           1,157           4,863
                                                     --------        --------        --------        --------

Gross profit on property sales                            336             268           2,707           7,568
                                                     --------        --------        --------        --------

Operating Expenses:
Selling expenses                                          141             440             482           1,048
General and administrative expenses                       875             787           1,701           1,567
Interest expense                                            6              92              23             206
Bad debt expense                                           45              --              45              --
Real estate taxes                                         (35)             86              36             167
Environmental expenses and other charges                  600             100           1,086             217
                                                     --------        --------        --------        --------

Total operating expenses                                1,632           1,505           3,373           3,205
                                                     --------        --------        --------        --------

Operating (loss) income                                (1,296)         (1,237)           (666)          4,363

Other Income and (Expenses):
Interest income                                             5               8              10              15
Rental income                                              50              29             447              87
Other income                                               --              16              20              23
Depreciation                                              (13)            (16)            (25)            (33)
Management fee                                           (103)           (103)           (206)           (206)
                                                     --------        --------        --------        --------

Total other (expense) income                              (61)            (66)            246            (114)
                                                     --------        --------        --------        --------

Net (loss) income                                    $ (1,357)       $ (1,303)       $   (420)       $  4,249
                                                     ========        ========        ========        ========

Net (loss) income allocated to General Partner       $     (7)       $    (13)       $      2        $     42
                                                     ========        ========        ========        ========
Net (loss) income allocated to
  Class B Limited Partner                            $   (470)       $     (7)       $   (422)       $     21
                                                     ========        ========        ========        ========
Net (loss) income allocated to
  Class A Limited Partners                           $   (880)       $ (1,283)       $     --        $  4,186
                                                     ========        ========        ========        ========
Net (loss) income per Class A
  Limited Partnership Unit                           $  (0.42)       $  (0.61)       $     --        $   2.00
                                                     ========        ========        ========        ========
Weighted average number of Class A Limited
  Partnership Units outstanding                         2,092           2,092           2,092           2,092
                                                     ========        ========        ========        ========

   The accompanying notes are an integral part of these financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)
                                   (Unaudited)


                                                                            For the Six Months Ended June 30,
                                                                                   2004           2003
                                                                                ----------     ----------

Cash Flow from Operating Activities:
Net (loss) income                                                               $     (420)    $    4,249
Adjustments reconciling net (loss) income to net cash  (used in)
  provided by operating activities:
Land write off to cost of sales                                                        108            581
Land held for sale NRV write down                                                       57             --
Provisions for bad debts                                                                45             --
Depreciation                                                                            25             33
Net change in allowance for claims and liabilities                                     522             21
Net change in assets and liabilities:
   Decrease in accounts receivable                                                     184            173
   Decrease in housing inventories, net                                                 --          4,032
   Decrease in land held for sale, scattered land parcels                              334             12
   Decrease (increase) in land held for sale, former development properties            184           (104)
   Decrease (increase) in capitalized predevelopment costs, net                        358         (1,414)
   Decrease in accounts payable and accrued liabilities                             (1,077)        (2,067)
   Net change in other assets and liabilities                                         (717)          (123)
                                                                                ----------     ----------

Net cash (used in) provided by operating activities                                   (397)         5,393
                                                                                ----------     ----------

Cash Flow from Investing Activities:
Purchase PG Oldco, Inc. Notes                                                           --           (770)
                                                                                ----------     ----------

Net cash used in investing activities                                                   --           (770)
                                                                                ----------     ----------

Cash Flow from Financing Activities:
Advances on notes payable                                                               --            868
Payoffs on notes payable                                                                --         (4,545)
Decrease in restricted cash                                                             --             33
                                                                                ----------     ----------

Net cash used in financing activities                                                   --         (3,644)
                                                                                ----------     ----------

Net (decrease) increase in cash                                                       (397)           979

Cash at beginning of period                                                          3,926            709
                                                                                ----------     ----------

Cash at end of period                                                           $    3,529     $    1,688
                                                                                ==========     ==========

Non-cash Activities:
Write off of furniture, fixtures and equipment and
  the related accumulated depreciation                                          $       52     $       --
                                                                                ==========     ==========

Note payable to PG Oldco, Inc. for purchase of HTI promissory notes             $       --     $      500
                                                                                ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

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

1.    Organization

Organization and Purpose; Recent Asset Sales

Heartland was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement. Heartland was originally organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. In 2003, Heartland sold several properties in its real estate portfolio, paid off certain of its liabilities and distributed some of the proceeds thereof to its partners in accordance with the terms of its partnership agreement. Heartland is now attempting to sell its remaining real estate holdings. It is pursuing a claim it has against a local government unit in connection with the acquisition by condemnation of a property in Milwaukee, Wisconsin. It plans to foreclose on the Company's Class B Interest held by a wholly owned subsidiary of Heartland Technology, Inc. that secures outstanding loans from the Company to Heartland Technology, Inc. that Heartland Technology, Inc. has indicated it will be unable to repay. The Company is undertaking to resolve its remaining liabilities. Heartland's most significant liabilities are actual or contingent environmental liabilities. Heartland is also involved in lawsuits with its former Chief Executive Officer. The amount and timing of future cash distributions will depend on generation of cash from sales and claims, resolution of liabilities and associated costs. The Company's 2003 distributions were greater than in any past year. Unitholders should not expect the same level of distributions on an annual basis as occurred in 2003.

HTI Interests, LLC, a Delaware limited liability company and sole general partner of Heartland (the "General Partner" or "HTII"), is owned 99.9% by Heartland Technology, Inc., a Delaware corporation formerly known as Milwaukee Land Company ("HTI"), and 0.1% by HTI Principals, Inc., a Delaware corporation owned by four current members and one former member of HTI's board of directors. CMC Heartland Partners, a Delaware general partnership ("CMC"), is an operating general partnership owned 99.99% by Heartland and 0.01% by HTII.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The following table sets forth certain entities formed by Heartland since its inception that currently hold real estate and other assets, the date and purpose of formation, development location and ownership:

                                              YEAR
               COMPANY                       FORMED                   BUSINESS PURPOSE
----------------------------------------    --------    -------------------------------------------------
Heartland Development Corporation ("HDC")     1993      General Partner of CMC Heartland Partners I,
                                                         Limited Partnership
CMC Heartland Partners III, LLC   ("CMCIII")  1997      Owned Kinzie Station Phase I, owns Kinzie Station
                                                         Phase II
CMC Heartland Partners IV, LLC    ("CMCIV")   1998      Owned approximately 7 acres in Fife, Washington
CMC Heartland Partners VII, LLC   ("CMCVII")  1997      Owned lots and homes in the Longleaf Country Club


COMPANY        DEVELOPMENT LOCATION                   OWNERSHIP
---------      ------------------------------         ---------
HDC            Not Applicable                         100% (1)
CMCIII         Chicago, Illinois                      100% (2)
CMCIV          Fife, Washington                       100% (2)
CMCVII         Southern Pines, North Carolina         100% (2)


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

Accounts Receivable

The Company provides an allowance for doubtful accounts against the portion of accounts receivable that is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $361,000 and $316,000 as of June 30, 2004 and December 31, 2003, respectively.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Property

Properties are carried at their historical cost. Expenditures which significantly improve the values or extend useful lives of the properties are capitalized. Predevelopment costs including real estate taxes that were directly identified with a specific development project were capitalized in prior periods. Interest and related debt issuance costs were capitalized to qualifying real estate inventories as incurred in prior periods, in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs", and charged to cost of sales as revenue from land sales are recognized. Repairs and maintenance are charged to expense as incurred. Depreciation is provided for financial statement purposes over the estimated useful life of the respective assets ranging from seven (7) years for office equipment and fixtures to forty (40) years for building and improvements using the straight-line method.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. In the second quarter of 2004, an impairment loss of $57,000 was recognized as a component of cost of sales as the Company was able to quantify the sales prices of the land held for sale (scattered land parcels) acreage.

3.    Notes Payable

Effective February 11, 2004, CMC executed documents for a line of credit agreement in the amount of $2,000,000 with LaSalle National Bank ("LNB"). At June 30, 2004, Heartland, as collateral, had granted LNB a first lien on certain parcels of land in Chicago, Illinois which had a carrying value of $5,457,000 and no funds had been advanced to the Company by LNB against the line of credit. The line of credit interest rate is the prime rate of LNB plus 1.5% (5.5% at June 30, 2004). LNB also requires the Company to maintain net worth (defined as assets minus liabilities) of $5,500,000, maintain net income of $1,000,000 for any fiscal year beginning with the year ended December 31, 2003, not make any advances or distributions to Unitholders or members from funds borrowed under the line of credit, and adhere to various other covenants described in the Secured Revolving Note document. The Company was in default under the line of credit agreement because it did not meet the net income covenant in 2003. However, a waiver of this default was received from LNB on May 14, 2004. The line of credit matures December 1, 2004.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

As of June 30, 2004 and December 31, 2003, Heartland's total consolidated indebtedness was zero. There can be no assurance that the amounts available from internally generated funds, cash on hand or disposition of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of bank financing. No assurance can be given that such bank financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its liquidation strategy and for other expenditures, properties might be sold for far less than their market value. Any such discounted sale could adversely affect Heartland's future financial condition and results of operations. However, management does not intend to discount the sale of properties for far less than their value.

4.    Real Estate Sale Activities

Property sales during the six months ended June 30, 2004 totaled $3,864,000. Closings included approximately 2 acres of land in the Kinzie Station development in Chicago, Illinois for $1,597,000, 6 acres of land at Petit Point located near Milwaukee, Wisconsin for $1,155,000, approximately 21 acres of land in Rockford, Illinois for $180,000, 7 acres of land in Fife, Washington for $200,000, approximately 11,777 acres of land scattered over 12 states for $250,000 and other land held for sale parcels for approximately $482,000.

Property sales during the six months ended June 30, 2003 totaled $12,431,000. Closings included 3 acres of land in Kinzie Station North for $9,850,000, 11 acres of land at Plankinton Yard located near Milwaukee, Wisconsin for $383,000, 6 units in Longleaf for $1,536,000, 1 unit in Kinzie Station for $310,000 and various land held for sale parcels for $352,000.

At June 30, 2004 the Company had approximately 4 acres of remaining property at Kinzie Station in Chicago, Illinois, an approximately 44 acre property in Rockford, Illinois, a 5 acre property in Minneapolis, Minnesota ("Lite Yard"), a 20 acre property in Glendale, Wisconsin and approximately 1,710 acres of land and easements scattered over 7 states. Heartland owns approximately 4,000 square feet of office space in Chicago, Illinois. In addition, although the Company conveyed its property in Menomonee Valley located in Milwaukee, Wisconsin to the Redevelopment Authority of the City of Milwaukee ("RACM") in 2003, it retained the right to appeal the purchase price and to seek additional consideration. In April 2004, the Company filed suit against RACM in the Milwaukee County Circuit Court appealing the amount paid by RACM in the July 2003 condemnation of Heartland's property.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    Related Party Transactions

Management Agreement

Heartland has a management agreement with HTII pursuant to which Heartland is required to pay HTII an annual management fee in the amount of $413,000 for the years ended December 31, 2004 and 2003. The management agreement terminates on June 27, 2005. The fee for the six months ended June 30, 2004 has been paid in full. As of June 30, 2004, the Company has prepaid three months of the management fee or approximately $103,000 to HTII.

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

Claims Against HTI Purchased by Heartland

On April 16, 2004, the Company purchased the claims that an unrelated third party had against HTI, the former general partner of Heartland, for $70,000 which is included in general and administrative expense for the six months ended June 30, 2004. The Company bought these claims because it believes the value was reasonable and to preserve an orderly liquidation of HTI given HTI's ownership of the limited liability companies which hold the Company's Class B and General Partner interests.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Other

A senior partner of a law firm who provides services to the Company owns approximately 7.5% of the stock of HTI. Lawrence S. Adelson, Chief Executive Officer owns 119,500 shares of HTI. Lawrence S. Adelson, Chief Executive Officer of the Company and Richard P. Brandstatter, President of the Company, are employees and directors of HTI.

6.    Legal Proceedings and Contingencies

At June 30, 2004 and December 31, 2003, Heartland's allowance for claims and liabilities was approximately $4,492,000 and $3,970,000, respectively.

Edwin Jacobson Lawsuit

On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or managers of the General Partner. One of the lawsuits alleges CMC breached the terms of his employment contract and that the officers and/or board members wrongfully interfered with his contract. Mr. Jacobson is seeking compensatory and punitive damages ($1,000,000 in salary and $11,000,000 in incentive compensation). Mr. Jacobson asked the court to enforce his contract and enjoin the Company from selling property or making distributions to the Unitholders until the Company has appraised its properties and paid him according to the terms of his employment contract. Mr. Jacobson's second lawsuit was for defamation. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. On May 29, 2003, the court dismissed, with prejudice, the defamation lawsuit against the Company, CMC and certain officers and/or managers of the General Partner. At the same time, the court dismissed, with prejudice, Mr. Jacobson's motion to enjoin the Company from selling its real estate. CMC has filed a counterclaim alleging breach of fiduciary duty and a motion to dismiss the tortious interference with a contract count. CMC is vigorously defending itself against the remaining lawsuit and, in the opinion of management, has valid defenses against the remaining lawsuit relating to the Company's alleged breach of Mr. Jacobson's employment contract. At this time, the probability that a liability will be incurred and the amount of any potential liability cannot be determined. This litigation may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders.

Environmental Claims and Liabilities

The Company periodically evaluates the environmental liabilities associated with its properties on a regular basis. The Company records an allowance, or reserve, for known potential environmental claims and liabilities, including remediation, legal and consulting fees, to the extent it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The reserve amount does not include any estimated amounts for unknown claims and liabilities. The Company estimates its reserve for known environmental claims and liabilities independent from any claims the Company may have for recovery against third parties, including from governmental sponsored clean-up funds. If the Company cannot reasonably estimate the amount of an environmental claim or liability, but (i) the Company's management is able to determine that the amount of the liability is likely to fall within a range and (ii) no amount within that range can be determined to be the better estimate, then the Company records the reserve at the minimum amount of the range. As of June 30, 2004, the Company's reserve for environmental claims and liabilities was approximately $4,492,000. Heartland has estimated the upper range of the reserve for environmental claims and liabilities is approximately $9,300,000.

Lite Yard

CMC owns a 5 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead. The Company filed suit against US Borax ("Borax") on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. The matter was stayed pending agreement between the parties and the Minnesota Department of Agriculture ("MDA") on the appropriate remediation for the site. Subject to a public comment period, on March 15, 2004, the MDA approved a Response Action Plan for the property owned by CMC. At June 30, 2004 and December 31, 2003, Heartland's aggregate allowance for claims and liabilities for this site is $3,235,000 and $3,415,000, respectively. By letter dated June 21, 2004, the United States Environmental Protection Agency named the Company and Borax as potentially liable parties for the remediation of arsenic in soils in a nearby residential neighborhood and may seek to recover cost of the cleanup from CMC. At June 30, 2004 and December 31, 2003, Heartland's aggregate allowance for claims and liabilities related to the residential soils is $653,000 and $0, respectively.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Company's predecessor. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with DEQ in April 1997. While DEQ has not formally changed its position, DEQ has not elected to file suit. By letter dated June 10, 2004, DEQ demanded the Company perform a remedial investigation of a railyard in Miles City, Montana previously owned and operated by the Chicago, Milwaukee, St. Paul and Pacific Railroad. The Company has not recorded a liability for this matter because there is not sufficient information to reasonably estimate a range of potential costs.

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

7.    Compensation and Benefits

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement is from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. The Phantom Units awarded under the incentive compensation plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. No compensation expense related to these Phantom Units has been recorded in the consolidated statements of operations for the six months ended June 30, 2004 and 2003.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Three officers of the Company are eligible for benefits under the 2002 CMC Plan. For the six months ended June 30, 2004 and 2003, the Company has accrued $73,000 and $200,000, respectively, as compensation expense under the 2002 CMC Plan of which $60,000 and $135,000, respectively, has been paid to the three officers. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units payable at the time of any distributions to the Unitholders. The Phantom Units awarded under the CMC Plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. No compensation expense related to these Phantom Units has been recorded in the consolidated statements of operations for the six months ended June 30, 2004 and 2003.

8. Liquidation of Heartland Partners, L.P.

The Company's management expects to sell to unrelated third parties the remainder of its properties with a view towards eventually dissolving the partnership within the next two years. If such sales do occur, the Company may subsequently determine to adopt a plan of dissolution. The Unitholders will not have control over the divestiture of the Company's remaining assets or, if the partnership is dissolved, the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that the Unitholders will receive any liquidating distributions of cash or other property.

9.    Subsequent Events

On August 12, 2004, the Company closed the sale of approximately 75 parcels of land held for sale (scattered land parcels) for $50,000.

On August 12, 2004, Heartland advanced the last three months of the 2004 management fee of $103,000 to HTII.

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as Heartland or the Company, or its management "believes," "expects," "anticipates," "foresees," "forecasts," "estimates," or other words or phrases of similar import. Similarly, statements in this report that describe the Company's plans, outlook, objectives, intentions or goals are also forward-looking statements. Forward-looking statements are not guarantees of future performance. They involve risks and uncertainties that are difficult to predict. The Company's actual future results, actions, performance or achievement of results and the value of the partnership Units may differ materially from what is forecasted in any forward-looking statements. We caution you not to put undue reliance on any forward-looking statement in these documents. The Company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

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

In addition, the Company acquired its real estate portfolio from the successors to the Chicago, Milwaukee, St. Paul and Pacific Railroad (the "Milwaukee Road") under a Conveyance Agreement dated June 27, 1990, (the "Conveyance Agreement"). The Milwaukee Road emerged from reorganization in 1985. Under the Conveyance Agreement, the Company agreed to assume certain environmental liabilities of the Milwaukee Road which survived the Milwaukee Road's reorganization proceedings.

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

Heartland is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Heartland is in the process of assessing its environmental exposure, including obligations and commitments for remediation of contaminated sites and assessments of ranges and probabilities of recoveries from other responsible parties. Because of the regulatory complexities and risk of unidentified contaminants on its properties, the potential exists for remediation costs to be materially different from the costs Heartland has estimated. Some of the property owned by the Company consists of land formerly used for railroad purposes. Other properties were leased to tenants that used hazardous materials in their businesses. Any contamination of that property may affect adversely the Company's ability to sell such property.

For a discussion of the amount and methodology used to determine the amount of the Company's reserve for environmental liabilities and claims and certain risks associated therewith, see "Summary of Significant Accounting Estimates - Reserve for Environmental Liabilities".

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

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

Pending Litigation

The Jacobson litigation may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders.

Access to Financing

As of June 30, 2004, Heartland's total consolidated indebtedness was zero. There can be no assurance that the amounts available from internally generated funds, cash on hand and sale of assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of bank financing. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its liquidation strategy and for other expenditures, properties might be sold for far less than their market value. Any such discounted sale could adversely affect Heartland's future results of operations and future cash flows. However, management does not have any intention to discount the sale of properties for far less than their value.

Period-to-Period Fluctuations

Heartland's sales activity varies from period to period, and the ultimate success of this sales activity cannot always be determined from results in prior periods. Thus, the timing and amount of revenues arising from this sales activity are subject to considerable uncertainty. The inability of Heartland to manage effectively their cash flows from operations would have an adverse effect on their ability to service any future debt, and to meet working capital requirements.

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

Liquidation of Assets

The Company's management expects to sell to unrelated third parties the remainder of its properties with a view towards eventually dissolving the partnership within the next two years. If such sales do occur, the Company may subsequently determine to adopt a plan of dissolution. The Unitholders will not have control over the divestiture of the Company's remaining assets or, if the partnership is dissolved, the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that the Unitholders will receive any liquidating distributions of cash or other property.

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

The Class A units have been traded since June 20, 1990. The Company believes that factors such as (but not limited to) announcements of developments related to the Company's business, fluctuations in the Company's quarterly or annual operating results, failure to meet expectations, and general economic conditions, could cause the price of the Company's units to fluctuate substantially. In recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the underlying companies. Such fluctuations could adversely affect the market price of the Class A units.

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

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

Net Realizable Value of Assets

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. In the second quarter of 2004, an impairment loss of $57,000 was recognized as a component of cost of sales as the Company was able to quantify the sales prices of the land held for sale (scattered land parcels) acreage.

Reserve for Environmental Liabilities

      Estimation of Amount of Reserve for Environmental Claims and Liabilities

The Company periodically evaluates the environmental liabilities associated with its properties on a regular basis. The Company records an allowance, or reserve, for known potential environmental claims and liabilities, including remediation, legal and consulting fees, to the extent it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The reserve amount does not include any estimated amounts for unknown claims and liabilities. The Company estimates its reserve for known environmental claims and liabilities independent from any claims the Company may have for recovery against third parties, including from governmental sponsored clean-up funds. If the Company cannot reasonably estimate the amount of an environmental claim or liability, but (i) the Company's management is able to determine that the amount of the liability is likely to fall within a range and (ii) no amount within that range can be determined to be the better estimate, then the Company records the reserve at the minimum amount of the range. As of June 30, 2004, the Company's reserve for environmental claims and liabilities was approximately $4,492,000. Heartland has estimated the upper range of the reserve for environmental claims and liabilities is approximately $9,300,000. These amounts do not reflect any estimate of potential recovery from third parties.

      Actual Costs Likely to Exceed Amount of Reserve

If the Company were to use a different approach than that described above, the amount of the reserve could be materially higher. Additionally, the Company believes it is likely that the actual amount of the Company's environmental claims and liabilities, when fully resolved or provided for, will be higher than the reserve amount because it is unlikely that, as a whole, such claims and liabilities will be less expensive to resolve than the amount of the low end of such range. Also, as noted above, the Company does not include in the amount of the reserve any estimated amounts for unknown claims and liabilities. This means that as new claims arise the amount of the reserve will generally need to be increased. For example, as the Company incurs environmental remediation and other costs for new environmental claims, the Company pays for, and records as an operating expense, the amount of such costs and accrues an environmental reserve if necessary. However, because new environmental claims arise periodically, the amount of the Company's reserve for environmental claims and liabilities has not historically declined, but rather has remained flat or increased over time.

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

The Company expects to sell to unrelated third parties its remaining properties with a view towards eventually dissolving the partnership within the next two years. If such sales do occur, the Company may then adopt a plan of dissolution. Prior to any such dissolution, the Company will have to make a provision for all of its potential environmental liabilities, including known liabilities and unknown liabilities that are likely to arise or become known within at least ten years after the date of dissolution. In connection with any future dissolution of the Company, the Company may determine it to be in the best interests of the Company and the Unitholders to purchase environmental liability insurance or to pay a third party to assume the Company's environmental liabilities if it appears that the cost to do so will likely be less than the cost of maintaining the Company's overhead to resolve and manage the environmental claims and remediation process going forward. The Company has had preliminary discussions with environmental claims management firms regarding the potential cost at which such firms would agree to assume the Company's known and unknown environmental liabilities. Based on these preliminary discussions, the Company believes that the cost associated with the assumption by a third party of such environmental liabilities could be in excess of $10,000,000. At this time, however, the Company has not yet determined whether it would be more cost effective to undertake such an arrangement or to manage for its own account the environmental claims and remediation process going forward.

In connection with the Company's efforts to market its known environmental claims and liabilities to third parties, the Company has requested its outside environmental consultants to provide ranges of potential costs to remediate those sites. These estimates are reasonable best and worse case professional judgments or projections about which regulated materials and concentrations may exist at each site and what remediation limits, and which remedial approach, may be required by the appropriate governmental agency. They are based on the factual information available, which is not complete. The estimates do not take into consideration legal defenses the Company may have or third party contributions which may exist. Based on "reasonable worse case" assumptions, the Company's consultants estimate that the total upper range amount to resolve the Company's known environmental claims and liabilities is approximately $9,300,000. This amount will change up and down as the facts develop for each claim or liability.

      Factors and Properties Affecting the Amount of the Company's Environmental Liabilities

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

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

From time to time contaminants are discovered on property the Company now owns. Some of these may have resulted from the historical activities of the Milwaukee Road. In other cases the property was leased to a tenant who released contaminants onto the property. The Company's property may also be polluted by a release or migration of contaminants onto the Company's property by unrelated third parties. The Company has not investigated all of its properties and does not know how many of them may be contaminated.

The Company's practice when it sells land is to sell the property "as is, where is" without any representation or indemnification for environmental conditions; however, the Company has one active site, Miles City, Montana, where it has agreed to indemnify the buyer for certain environmental concerns. There are other cases in which the Company has had a claim arising out of alleged contamination on sold property. In some, but not all, of these instances, the Company has been successful in asserting the bar arising out of the bankruptcy proceedings of the Milwaukee Road railroad.

The Company may be responsible for certain liabilities that arise from the historical operations of the Milwaukee Road railroad that have nothing to do with the ownership of property. The Company has been, for example, named as a "potentially liable party" or had claims asserted by a private party in four landfill-clean-up cases in which there is an allegation that the Milwaukee Road railroad generated or transported materials to the landfill. Additional claims may arise in the future. In each of these cases, the Company has asserted the bar arising out of the bankruptcy proceedings of the Milwaukee Road.

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Company's predecessor. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with DEQ in April 1997. While DEQ has not formally changed its position, DEQ has not elected to file suit. By letter dated June 10, 2004, DEQ demanded the Company perform a remedial investigation of a railyard in Miles City, Montana previously owned and operated by the Milwaukee Road. The Company has not recorded a liability for this matter because there is not sufficient information to reasonably estimate a range of potential costs.

At three separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

CMC owns a 5 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead. The Company filed suit against US Borax on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. US Borax is a former operator of a pesticide/herbicide facility on the property; its operations were discontinued in 1968. The matter has been stayed pending agreement between the parties and the Minnesota Department of Agriculture ("MDA") on the appropriate remediation for the site. Subject to a public comment period, on March 15, 2004, the MDA approved a Response Action Plan for the property owned by CMC. At June 30, 2004, Heartland's aggregate allowance for claims and liabilities for this site is $3,235,000. This amount does not include any recovery from or contribution by US Borax. By letter dated June 21, 2004, the United States Environmental Protection Agency named the Company and Borax as potentially liable parties for the remediation of arsenic in soils in a nearby residential neighborhood and may seek to recover cost of the cleanup from CMC. At June 30, 2004, Heartland's aggregate allowance for claims and liabilities for the residential soils matter is $653,000. This amount does not include any recovery from or contribution by US Borax.

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

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1992. At June 30, 2004, Heartland's allowance for claims and liabilities for this site is $126,000. The Company has not paid any portion of this obligation for this site to date.

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

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004


Treatment of Certain Loans from HTI to Heartland

As of June 30, 2004, HTI owes Heartland and CMC an aggregate of $9,734,000 of which $8,464,000 relates to promissory notes issued in December 2000 (the "2000 Notes"). The notes are collateralized by a security interest in the Class B Interest (the "Collateral") and bear interest at 13% per annum. The Company also received as additional consideration for the 2000 Notes a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock was trading in the over-the-counter market (after its delisting from the American Stock Exchange) at less than $0.01 per share as of June 30, 2004. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the 2000 Notes from HTI.

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

At June 30, 2004, HTI owes Heartland and CMC, in the aggregate, approximately $9,734,000. Heartland has recorded an allowance for doubtful accounts of approximately $5,133,000 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000. Heartland has recorded an allowance for doubtful accounts against the 2000 Notes and PG Oldco Notes because HTI has indicated to Heartland that it does not have the means to repay the amounts owed under the 2000 Notes and PG Oldco Notes. The $5,000,000 allowance for doubtful accounts that was recorded in the fourth quarter of 2003 was a result of the Company's closing the sale of its Fife, Washington property at a price of $13,250,000 and then distributing $2.30 a Unit in December 2003 which reduced the estimated amount of potential future distributions distributable to the Class B Interest. Because Heartland intends to acquire the Class B Interest from HTI either pursuant to a proposed settlement agreement between HTI and certain of its creditors or upon a foreclosure of the Class B Interest, as discussed below, Heartland has determined that the amount of the allowance for doubtful accounts should reflect the value of the Class B Interest based on the estimated amount of potential future cash distributions distributable in respect of the Class B Interest upon a liquidation of Heartland (assuming that the Class B Interest is not cancelled and remains outstanding).

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

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

- The Company provides an allowance for doubtful accounts against the portion of accounts receivable that is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $361,000 as of June 30, 2004. Due from affiliate on the consolidated balance sheets are shown net of an allowance for doubtful accounts of $5,133,000 as of June 30, 2004.

- Land sales are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied.

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

- Heartland evaluates environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim the company may have for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then an allowance in the minimum amount of the range is established.

- For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. In the second quarter of 2004, an impairment loss of $57,000 was recognized as a component of cost of sales as the Company was able to quantify the sales prices of the land held for sale (scattered land parcels) acreage.

Results of Operations

Operations for the three and six months ended June 30, 2004 resulted in a net loss of ($1,357,000) and ($420,000) or ($0.42) and $0 per Class A Unit,
respectively. Operations for the three months ended June 30, 2003 resulted in a net loss of ($1,303,000) or ($0.61) per Class A Unit. Operations for the six months ended June 30, 2003 resulted in net income of $4,249,000 or $2.00 per Class A Unit.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Property Sales. Property sales decreased $565,000, or 43% to $749,000 for the three months ended June 30, 2004 from $1,314,000 for the three months ended June 30, 2003. This decrease was primarily the result of the sale in 2003 of 3 homes in the Longleaf Community for $851,000 and no sales in 2004.

Cost of Property Sales. Cost of property sales decreased $633,000, or 61% to $413,000 for the three months ended June 30, 2004 from $1,046,000 for the three months ended June 30, 2003. This decrease was primarily the result of the decrease in the cost of property sales related to the 3 homes sold in the Longleaf Community for cost of sales of $752,000 in 2003 and no cost of sales in 2004.

Gross Profit on Property Sales. Gross profit on property sales increased $68,000, or 25% to $336,000 for the three months ended June 30, 2004 from $268,000 for the three months ended June 30, 2003. This increase was primarily the result of the increase in the gross profit recognized on the sale of the 21 acres in Rockford, Illinois and 7 acres in Fife, Washington.

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

Selling Expenses. Selling expenses decreased $299,000, or 68% to $141,000 for the three months ended June 30, 2004 from $440,000 for the three months ended June 30, 2003. This decrease was primarily the result of the decrease in the Longleaf community sales expenses of $126,000 resulting from the Company's sale of all of its property in Longleaf in December 2003, and the decrease of $126,000 in legal, consulting, security, architecture and surveying expenses from 2003 to 2004 because of reduced activity in 2004.

General and Administrative Expenses. General and administrative expenses increased $88,000, or 11% to $875,000 for the three months ended June 30, 2004 from $787,000 for the three months ended June 30, 2003. This was primarily the result of an increase of $36,000 in insurance expense from 2003 to 2004. There was a substantial increase in the Company's premium for partnership liability insurance that was renewed in September 2003. Also, on April 16, 2004, the Company purchased the claims that an unrelated third party had against HTI, the former general partner of Heartland, for $70,000.

Interest Expense. Interest expense decreased $86,000, or 93% to $6,000 for the three months ended June 30, 2004 from $92,000 for the three months ended June 30, 2003. This decrease was primarily the result of no outstanding debt during the three months ended June 30, 2004.

Bad Debt Expense. Bad debt expense increased $45,000, or 100% to $45,000 for the three months ended June 30, 2004 from $0 for the three months ended June 30, 2003. The Company determined that the $45,000 owed by NC One, LLC related to the sale of the Longleaf Community on December 31, 2003 was deemed uncollectible.

Real Estate Taxes. Real estate taxes decreased $121,000, or 141% to ($35,000) for the three months ended June 30, 2004 from $86,000 for the three months ended June 30, 2003. The decrease was the result of the Company owning fewer properties in 2004 due to the number of sales that took place in 2003 as well as the sale of 11,777 acres of land held for sale (scattered land parcels) in June 2004 in which the purchaser assumed liability for all outstanding property taxes.

Environmental Expenses and Other Charges. Environmental expenses and other charges increased $500,000, or 500% to $600,000 for the three months ended June 30, 2004 from $100,000 for the three months ended June 30, 2003. This increase was primarily the result of a new environmental liability accrual of $653,000 related to a possible clean up of arsenic in soils in a neighborhood that is nearby the Lite Yard site located in Minneapolis, MN.

Net Income. Net loss increased $54,000, or 4% to a net loss of ($1,357,000) for the three months ended June 30, 2004 from a net loss of ($1,303,000) for the three months ended June 30, 2003. This was the result of a write down recorded as a component of cost of sales of $57,000 in June 2004 related to the land held for sale (scattered land parcels).

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Property Sales. Property sales decreased $8,567,000, or 69% to $3,864,000 for the six months ended June 30, 2004 from $12,431,000 for the six months ended June 30, 2003. This decrease was primarily the result of the sale in 2003 of approximately 3 acres of land in Kinzie Station North ("Kinzie North Acreage") for $9,850,000.

Cost of Property Sales. Cost of property sales decreased $3,706,000, or 76% to $1,157,000 for the six months ended June 30, 2004 from $4,863,000 for the six months ended June 30, 2003. This decrease was primarily the result of the decrease in the cost of property sales related to the Kinzie North Acreage sale which totaled approximately $3,111,000.

Gross Profit on Property Sales. Gross profit on property sales decreased $4,861,000, or 64% to $2,707,000 for the six months ended June 30, 2004 from $7,568,000 for the six months ended June 30, 2003. This decrease was primarily the result of the decrease in the gross profit recognized of approximately $6,739,000 on the Kinzie North Acreage sale offset by an increase in the gross profit recognized on the sale of the 21 acres in Rockford, Illinois and 7 acres in Fife, Washington in 2004.

Selling Expenses. Selling expenses decreased $566,000, or 54% to $482,000 for the six months ended June 30, 2004 from $1,048,000 for the six months ended June 30, 2003. This decrease was primarily the result of the decrease in broker sales commissions of $30,000 because of decreased sales in 2004, the decrease in the Longleaf community sales expenses of $241,000 resulting from the Company's sale of all of its property in Longleaf in December 2003, and the decrease of $188,000 in legal, consulting, security, architecture and surveying expenses from 2003 to 2004 because of reduced activity in 2004.

General and Administrative Expenses. General and administrative expenses increased $134,000, or 9% to $1,701,000 for the six months ended June 30, 2004 from $1,567,000 for the six months ended June 30, 2003. This was primarily the result of an increase of $72,000 in insurance expense from 2003 to 2004. There was a substantial increase in the Company's premium for partnership liability insurance that was renewed in September 2003. Also, on April 16, 2004, the Company purchased the claims that an unrelated third party had against HTI, the former general partner of Heartland, for $70,000.

Interest Expense. Interest expense decreased $183,000, or 89% to $23,000 for the six months ended June 30, 2004 from $206,000 for the six months ended June 30, 2003. This decrease was primarily the result of no outstanding debt during the six months ended June 30, 2004. However, the Company in March 2004 paid a fee to LaSalle National Bank related to the line of credit agreement.

Bad Debt Expense. Bad debt expense increased $45,000, or 100% to $45,000 for the six months ended June 30, 2004 from $0 for the six months ended June 30, 2003. The Company determined that the $45,000 owed by NC One, LLC related to the sale of the Longleaf Community on December 31, 2003 was deemed uncollectible.

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

Real Estate Taxes. Real estate taxes decreased $131,000, or 78% to $36,000 for the six months ended June 30, 2004 from $206,000 for the six months ended June 30, 2003. The decrease was the result of the Company owning fewer properties in 2004 due to the number of sales that took place in 2003 as well as the sale of 11,777 acres of land held for sale (scattered land parcels) in June 2004 in which the purchaser assumed liability for all outstanding property taxes.

Environmental Expenses and Other Charges. Environmental expenses and other charges increased $869,000, or 400% to $1,086,000 for the six months ended June 30, 2004 from $217,000 for the six months ended June 30, 2003. This increase was primarily the result of $400,000 expended for an environmental consultant that is evaluating and preparing reports related to the remediation of the Lite Yard site located in Minneapolis, MN as well as a new environmental liability accrual of $653,000 related to a possible clean up of arsenic soils in a neighborhood that is nearby the Lite Yard site located in Minneapolis, MN.

Rental Income. Total rental income increased $360,000, or 414% to $447,000 for the six months ended June 30, 2004 from $87,000 for the six months ended June 30, 2003. This increase was the result of the Company recognizing $360,000 of deferred rental income as rental income in January 2004 related to the sale of the Petit Point property located near Milwaukee, Wisconsin to an unrelated third party. The Company had received prepaid rent from a lease on this property that it was able to retain as a condition of the closing.

Net Income. Net income decreased $4,567,000, or 107% to a net loss of ($318,000) for the six months ended June 30, 2004 from net income of $4,249,000 for the six months ended June 30, 2003. This was the result of a decrease in gross profit on property sales from the sale of former development properties in 2004 compared to 2003, primarily the $6,739,000 gross profit on the Kinzie North Acreage sale.

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income and interest income. Cash was $3,529,000 at June 30, 2004 and $3,926,000 at December 31, 2003.

Net cash (used in) provided by operating activities was ($397,000) and $5,393,000 for the six months ended June 30, 2004 and 2003, respectively. Cash provided by operating activities in 2004 compared to 2003 decreased by $5,790,000 which is primarily attributable to the sale in February 2003 of the Kinzie North Acreage at a sales price of $9,850,000 which increased 2003 cash flow with no comparable closing taking place in 2004. This increase in 2003 was offset by payments made for housing inventories and capitalized pre-development costs, with no costs incurred in 2004, and increased payments of accounts payable in 2003.

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

No distributions were made during the six months ended June 30, 2004. As of June 30, 2004, the Unitholders' capital account balance was $0, the Class B Interest's capital account balance was $9,071,000, and the General Partner's capital account balance was $0.

Proceeds from property sales were $3,864,000 and $12,431,000 for the six months ended June 30, 2004 and 2003, respectively. During the period between 2004 and 2006, the Company expects proceeds from property sales to consist primarily of the sale of the remaining Kinzie Station North acreage, Kinzie Station Phase II property, remaining sites in Wisconsin, Illinois and Minnesota that in prior years had been designated as development properties and land held for sale acreage (1,710 acres of scattered land parcels and easements located in 7 states).

The cost of property sales for the six months ended June 30, 2004 and 2003 was $1,157,000 or 30% of sales proceeds and $4,863,000 or 39% of sales proceeds, respectively. The Company is no longer selling, building or closing homes in any homebuilding communities as of December 31, 2003.

As of June 30, 2004, Heartland had designated 4 sites, or approximately 73 acres with a book value of approximately $1,654,000, for sale which in prior years had been designated for development. This is an average of $22,700 per acre.

At June 30, 2004, land held for sale consists of 1,710 acres of scattered land parcels and easements with a book value of $230,000 of which a portion of the acreage is under contract to be sold to unrelated third parties for approximately $230,000. It is anticipated that the closing of these sales will take place in the year 2004. The remaining unsold acreage could have environmental liabilities related to past operations of the railroad or prior lessees. The Company is in the process of determining how to resolve these issues.

Heartland's management believes it will have sufficient funds available from its land sales activities for operating and selling expenses as it liquidates the remaining assets of the Company. However, effective February 11, 2004, Heartland obtained a $2,000,000 line of credit with LaSalle National Bank ("LNB"). As of June 30, 2004, the Company had not drawn on the line of credit. The line of credit will mature December 1, 2004 and bears interest at the LNB prime rate plus 1.5% (5.5% at June 30, 2004). The LNB line of credit is secured by the Kinzie Station North and Kinzie Station Phase II properties that are located in Chicago, Illinois. LNB also requires the Company to maintain net worth (defined as assets minus liabilities) of $5,500,000, maintain net income of $1,000,000 for any fiscal year beginning with the year ended December 31, 2003, not make any advances or distributions to Unitholders or members from funds borrowed under the line of credit, and adhere to various other covenants described in the Secured Revolving Note document. The Company was in default under the line of credit agreement because it did not meet the net income covenant in 2003. However, a waiver of this default was received from LNB on May 14, 2004.

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

Real Estate Sale Activities

The Company sold several properties in its real estate portfolio in 2003, including its last active development project, which was located in North Carolina. At June 30, 2004 the Company had remaining property of approximately 4 acres at Kinzie Station in Chicago, Illinois, an approximately 44 acre property in Rockford, Illinois, a 5 acre property in Minneapolis, MN ("Lite Yard"), a 20 acre property in Glendale, Wisconsin, and approximately 1,710 acres of land and easements scattered over 7 states. Heartland owns approximately 4,000 square feet of office space in Chicago, Illinois. In addition, although the Company conveyed its property in Menomonee Valley to the Redevelopment Authority of the City of Milwaukee ("RACM") in 2003, it retained the right to appeal the purchase price and to seek additional consideration. The Company exercised such right to appeal in April 2004 by filing suit in the Milwaukee County Circuit Court against RACM appealing the condemnation award.

Kinzie Station

Heartland has developed a 2.68 acre site in the City of Chicago, part of a larger development known as Kinzie Station, which is bisected by railroad tracks running east and west. Zoning approval for the construction of 381 residential units on this 2.68 acre site was received in 1997. On March 28, 2001, zoning approval to increase the total number of residential units from 381 to 442 units was received from the City of Chicago. At December 31, 2003 on the south side of the tracks, Heartland had the following 2 parcels of land: an industrial parcel, which the Company sold on February 26, 2004 for $1,597,000, and a parcel known as Kinzie Station Phase II, which consists of 1.45 acre site on which the Company has appropriate zoning to construct a 267 unit residential tower building. The Company has entered into an agreement, subject to certain contingencies, to sell Kinzie Station Phase II to a developer.

To the north, the Company owned approximately 7 acres of land and 4 acres of air rights as of January 1, 2003 ("Kinzie Station North"). Kinzie Station North consisted of 3 parcels (roughly 4 acres) zoned for residential units, one parcel zoned for a grocery store, and another parcel for a city park. A consortium of residential developers has entered into an agreement with the Company to purchase the Kinzie Station North residential acreage. On February 11, 2003, this consortium closed the sale of the 2 parcels for an aggregate purchase price of $9,850,000. The remaining residential site is under contract for $2,850,000 but is contingent on the vacation of a city street by the City of Chicago. The Company's management believes that this vacation could take place during 2004. The Company has entered into a contract, subject to certain contingencies, to sell the grocery store site for $2,850,000.

Fife, Washington

In Fife, Washington, the Company owned approximately 7 acres along which the Wapato creek runs. The sale of this property closed in June 2004 for $200,000.

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

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

The remainder of Heartland's inventory of land currently held for sale consists of approximately 1,710 acres of scattered land parcels and easements located throughout 7 states. The book value of this inventory is approximately $230,000. The majority of the land (former railroad rights-of-way) comprises long, narrow strips of land approximately 100 feet in width. Some of Heartland's sites, located in small rural communities or outlying mid-cities, are leased to third parties for agricultural use and may be improved with the lessee's structures.

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

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

Interest Rate Sensitivity

The Company's total consolidated indebtedness at June 30, 2004 was zero. The Company would have paid interest on its outstanding borrowings, however none took place, during the period ended June 30, 2004 under revolving credit facilities at the LNB prime rate plus 1.5%. As of June 30, 2004 the Company did not have any other financial instruments for which there was a significant exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first six months of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

At June 30, 2004, Heartland's allowance for claims and liabilities was approximately $4,492,000.

There have been no legal proceedings instituted against the Company during the six months ended June 30, 2004. The one material development in the legal proceedings disclosed in the Company's 2003 Form 10-K is that the suit filed by CMC against the Southeast Wisconsin Professional Baseball Park District (the "District") alleging the District failed to construct a six lane bridge as required under a certain Exchange Agreement was settled as the Wisconsin Circuit Court ruled in favor of the District's motion for summary judgement holding that while the District had breached the Exchange Agreement, the claim ran with the land and was now held by RACM, which had condemned the property. The Company will not appeal this decision but will pursue the claim as part of its appeal of the RACM condemnation.

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:


Exhibit No.     Description
------------    --------------------------------------------------------------


31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*Attached hereto.

(b) Reports on Form 8-K:

On April 13, 2004, the Company filed a report on Form 8-K announcing the appointment of George Lightbourn to the Board of Managers of HTI Interests, LLC, the general partner of the Company.

                            HEARTLAND PARTNERS, L.P.
                                  June 30, 2004


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEARTLAND PARTNERS, L.P.
                                           ------------------------
                                                (Registrant)


Date:  August 16, 2004                     By /s/ Lawrence S. Adelson
                                              -----------------------
                                                Lawrence S. Adelson
                                              Chief Executive Officer



Date:  August 16, 2004                     By /s/ Daniel L. Bernardi
                                              ----------------------
                                                Daniel L. Bernardi
                                              Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.     Description
-----------     --------------------------------------------------------------


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

   Date:  August 16, 2004                  By /s/ Lawrence S. Adelson
                                              -----------------------
                                              Lawrence S. Adelson
                                              Chief Executive Officer

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

   Date:  August 16, 2004                  By /s/ Daniel L. Bernardi
                                              ----------------------
                                              Daniel L. Bernardi
                                              Chief Financial Officer

                                                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Heartland Partners,  L.P.
(the "Company") on Form 10-Q for the six months ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Lawrence S. Adelson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the
 Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 16, 2004                    By /s/ Lawrence S. Adelson
                                             -----------------------
                                             Lawrence S. Adelson
                                             Chief Executive Officer

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

                                                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Heartland Partners,  L.P.
(the "Company") on Form 10-Q for the six months ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel L. Bernardi, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 16, 2004                    By /s/ Daniel L. Bernardi
                                             ----------------------
                                             Daniel L. Bernardi
                                             Chief Financial Officer

This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.