Form 10-Q
period 2004-09-30
HEARTLAND PARTNERS L P
filed 2004-11-15
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
                                                            ------------------
                                    OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the transition period from
                                to
        -----------------------    -----------------------

Commission File Number:  1-10520


                            HEARTLAND PARTNERS, L.P.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                               36-3606475
--------------------------------------------------------------------------------
  (State or Other Jurisdiction                                (I.R.S.  Employer
of Incorporation or Organization)                            Identification No.)


330 NORTH JEFFERSON COURT, CHICAGO, ILLINOIS                           60661
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

                            Yes      X          No
                                  -------            -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes                 No      X
                                  -------            -------

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004



                                TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION.................................................................................1

           ITEM 1.             FINANCIAL STATEMENTS........................................................................1

                     CONSOLIDATED BALANCE SHEETS...........................................................................1

                     CONSOLIDATED STATEMENTS OF OPERATIONS.................................................................2

                     CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................................3

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................................4

           ITEM 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations......14

           ITEM 3.             Quantitative and Qualitative Disclosures About Market Risk.................................30

           ITEM 4.             Controls and Procedures....................................................................30

PART II.             OTHER INFORMATION....................................................................................31

           ITEM 1.             Legal Proceedings..........................................................................31

           ITEM 6.             Exhibits and Reports on Form 8-K...........................................................32

                     SIGNATURES...........................................................................................33

                     EXHIBIT INDEX........................................................................................34


                                    PART I.

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                                           (dollars in thousands)
                                                                                (Unaudited)
                                                                       September 30,       December 31,
                                                                           2004                2003
                                                                   ----------------------------------------
Assets:
Cash and cash equivalents.......................................   $             2,484 $             3,926
Accounts receivable (net of allowance of $361
  at September 30, 2004 and $316 at December 31, 2003)..........                 1,699                 233
Due from affiliate (net of allowance of $5,133 at
  September 30, 2004 and December 31, 2003).....................                 4,601               4,601
Prepaid and other assets........................................                   630                 501
                                                                   ----------------------------------------
       Total....................................................                 9,414               9,261
                                                                   ----------------------------------------

Property:
Land ...........................................................                   383                 491
Furniture, fixtures and equipment...............................                   386                 517
   Less accumulated depreciation................................                   264                 282
                                                                   ----------------------------------------
Net land, furniture, fixtures and equipment.....................                   505                 726
Land held for sale, scattered land parcels......................                    70                 621
Land held for sale, former development properties..............                  5,841               6,383
                                                                   ----------------------------------------
       Net properties...........................................                 6,416               7,730
                                                                   ----------------------------------------

Total assets....................................................   $            15,830 $            16,991
                                                                   ========================================

Liabilities:
Accounts payable and accrued expenses                              $               824 $             1,829
Accrued real estate taxes                                                          235                 362
Allowance for claims and liabilities                                             3,821               3,970
Unearned rents and deferred income                                                 907               1,327
Other liabilities                                                                    1                  12
                                                                   ----------------------------------------
       Total liabilities                                                         5,788               7,500
                                                                   ----------------------------------------

Partners' capital:
General Partner                                                                     --                 (2)
Class A Limited Partners - 2,142 units
  authorized and issued and  2,092 outstanding at
  September 30, 2004 and December 31, 2003                                         520                  --
Class B Limited Partner                                                          9,522               9,493
                                                                   ----------------------------------------
       Total partners' capital                                                  10,042               9,491
                                                                   ----------------------------------------
Total liabilities and partners' capital                            $            15,830 $            16,991
                                                                   ========================================

   The accompanying notes are an integral part of these financial statements.

                            HEARTLAND PARTNERS, L. P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    (dollars in thousands except per unit data)
                                                                                     (Unaudited)
                                                           For the Three Months                       For the Nine Months
                                                            Ended September 30,                        Ended September 30,

                                                       2004                  2003                  2004                  2003
                                                   --------------        --------------        -------------         --------------
INCOME:
Property sales..................................   $         128         $       4,657         $      3,992          $     17,088
Less: Cost of property sale.....................             163                 8,172                1,320                 13,035
                                                   --------------        --------------        -------------         --------------

GROSS (LOSS) PROFIT ON PROPERTY SALES...........            (35)               (3,515)                2,672                  4,053
                                                   --------------        --------------        -------------         --------------

OPERATING EXPENSES:
Selling expenses................................              94                   491                  576                  1,539
General and administrative expenses.............             828                   855                2,529                  2,422
Interest expense................................               5                    95                   28                    301
Bad debt expense................................              --                    --                   45                     --
Real estate taxes...............................               7                    74                   43                    241
Environmental expenses and other charges........         (2,065)                 (180)                (979)                     37
                                                   --------------        --------------        -------------         --------------

TOTAL OPERATING EXPENSES........................         (1,131)                 1,335                2,242                  4,540
                                                   --------------        --------------        -------------         --------------

OPERATING INCOME (LOSS) ........................           1,096               (4,850)                  430                  (487)

OTHER INCOME AND (EXPENSES):
Interest income.................................               8                     6                   18                     21
Rental income...................................              45                    45                  492                    132
Other income   .................................              13                   135                   33                    158
Depreciation....................................            (88)                  (17)                (113)                   (50)
Management fee..................................           (103)                 (103)                (309)                  (309)
                                                   --------------        --------------        -------------         --------------

TOTAL OTHER (EXPENSE) INCOME....................           (125)                    66                  121                   (48)
                                                   --------------        --------------        -------------         --------------

NET INCOME (LOSS) ..............................   $         971         $     (4,784)         $        551          $       (535)
                                                   ==============        ==============        =============         ==============

Net income (loss) allocated to General Partner..   $         --          $        (48)         $          2          $         (5)
                                                   ==============        ==============        =============         ==============
Net income (loss) allocated to
  Class B Limited Partner.......................   $         451         $        (24)         $         29          $         (3)
                                                   ==============        ==============        =============         ==============
Net income (loss) allocated to
  Class A Limited Partners......................   $         520         $     (4,712)         $        520          $       (527)
                                                   ==============        ==============        =============         ==============
Net income (loss) per Class A
  Limited Partnership Unit......................   $        0.25         $      (2.25)         $       0.25          $      (0.25)
                                                   ==============        ==============        =============         ==============
Weighted average number of Class A Limited
  Partnership Units outstanding.................           2,092                 2,092                2,092                  2,092
                                                   ==============        ==============        =============         ==============

    The accompanying notes are an integralpart of these financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           (dollars in thousands)
                                                                                                 (Unaudited)
                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                                     2004                           2003
                                                                                 -------------                 -------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $        551                  $      (535)
Adjustments reconciling net income (loss) to net cash (used in)
  provided by operating activities:
Land write off to cost of sales                                                           108                           581
Land held for sale NRV write-down                                                          57                            --
Provisions for bad debts                                                                   45                            --
Depreciation                                                                              113                            50
Net change in allowance for claims and liabilities                               $      (149)                  $      (297)
Net change in assets and liabilities:
   Decrease (increase) in accounts receivable                                         (1,511)                           171
   Decrease in housing inventories, net                                                    --                         4,131
   Decrease in land held for sale, scattered land parcels                                 494                            14
   Decrease in land held for sale, former development properties                          542                         6,067
   Decrease in accounts payable and accrued liabilities                          $    (1,005)                  $    (1,655)
   Net change in other assets and liabilities                                           (687)                         (536)
                                                                                 -------------                 -------------

Net cash (used in) provided by operating activities                                   (1,442)                         7,991
                                                                                 -------------                 -------------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase PG Oldco, Inc.  Notes                                                             --                         (770)
                                                                                 -------------                 -------------

Net cash used in investing activities                                                      --                         (770)
                                                                                 -------------                 -------------

CASH FLOW FROM FINANCING ACTIVITIES:
Advances on notes payable                                                                  --                         1,076
Payoffs on notes payable                                                                   --                       (4,713)
Distribution to partners                                                                   --                       (2,231)
Increase in restricted cash                                                                --                         (765)
                                                                                 -------------                 -------------

Net cash used in financing activities                                                      --                       (6,633)
                                                                                 -------------                 -------------

Net (decrease) increase in cash                                                  $    (1,442)                           588

Cash at beginning of period                                                             3,926                           709
                                                                                 -------------                 -------------

Cash at end of period                                                            $      2,484                  $      1,297
                                                                                 =============                 =============

NON-CASH ACTIVITIES:
Write off of furniture, fixtures and equipment and
  the related accumulated depreciation                                           $        131                            --
                                                                                 =============                 =============

Note payable to PG Oldco, Inc.  for purchase of HTI promissory notes                       --                  $        500
                                                                                 =============                 =============

    The accompanying notes are an integralpart of these financial statements.

                            HEARTLAND PARTNERS, L.P.
                           NOTES TO UNAUDITED INTERIM
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                   (Unaudited)

The unaudited consolidated financial statements of Heartland Partners, L.P., a Delaware limited partnership, and its subsidiaries (collectively, "Heartland" or the "Company") as of September 30, 2004 and for the three and nine months ended September 30, 2004 have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K (the "2003 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the notes included in the 2003 Form 10-K and present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

1.  Organization

Organization and Purpose; Recent Asset Sales
--------------------------------------------

Heartland was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement. Heartland was originally organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. In 2003, Heartland sold several properties in its real estate portfolio, paid off certain of its liabilities and distributed some of the proceeds thereof to its partners in accordance with the terms of its partnership agreement. Heartland is now attempting to sell its remaining real estate holdings. It is pursuing a claim it has against a local government unit in connection with the acquisition by condemnation of a property in Milwaukee, Wisconsin. The Company plans to foreclose on the Company's Class B Interest held by a wholly-owned subsidiary of Heartland Technology, Inc., a Delaware corporation formerly known as Milwaukee Land Company ("HTI"), that collateralizes outstanding loans due from HTI. The Company is undertaking to resolve its remaining liabilities. Heartland's most significant liabilities are environmental liabilities. Heartland is also a party to litigation involving its former Chief Executive Officer. The amount and timing of future cash distributions to the Company's Unitholders will depend on generation of cash from sales and claims, resolution of liabilities and associated costs. The Company's 2003 distributions were greater than in any past year. The Company's Unitholders should not expect the same level of distributions on an annual basis as occurred in 2003.

HTI Interests, LLC, a Delaware limited liability company and sole general partner of Heartland (the "General Partner" or "HTII"), is owned 99.9% by HTI and 0.1% by HTI Principals, Inc., a Delaware corporation owned by four current members and one former member of HTI's board of directors. CMC Heartland Partners, a Delaware general partnership ("CMC"), is an operating general partnership owned 99.99% by Heartland and 0.01% by HTII.

                            HEARTLAND PARTNERS, L.P.
                           NOTES TO UNAUDITED INTERIM
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                   (Unaudited)

The following table sets forth certain entities formed by Heartland or CMC since their inception that currently hold real estate and other assets, the date and purpose of formation, development location and ownership:

                                                  YEAR
               COMPANY                           FORMED                     BUSINESS PURPOSE
               -------                           ------                     ----------------
Heartland Development Corporation ("HDC")         1993      General Partner of CMC Heartland Partners I,
                                                              Limited Partnership

CMC Heartland Partners III, LLC   ("CMCIII")      1997      Owned  Kinzie Station Phase I, owns Kinzie Station
                                                              Phase II

CMC Heartland Partners IV, LLC    ("CMCIV")       1998      Owned approximately 7 acres in Fife, Washington

CMC Heartland Partners VII, LLC   ("CMCVII")      1997      Owned lots and homes in the Longleaf Country Club


         COMPANY                DEVELOPMENT LOCATION                     OWNERSHIP
         -------                --------------------                     ---------
         HDC                    Not Applicable                            100% (1)
         CMCIII                 Chicago, Illinois                         100% (2)
         CMCIV                  Fife, Washington                          100% (2)
         CMCVII                 Southern Pines, North Carolina            100% (2)

           (1) Stock wholly owned by Heartland.
           (2) Membership interest owned by CMC.

2.  Summary of Significant Accounting Policies

Consolidation
-------------

The consolidated financial statements include the accounts of Heartland; CMC, its 99.99% owned operating partnership; HDC, its wholly-owned subsidiary; CMCIII, CMCIV, CMCVII, each wholly-owned by CMC. All intercompany transactions have been eliminated in consolidation.

Accounts Receivable
-------------------

The Company provides an allowance for doubtful accounts against the portion of accounts receivable that is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $361,000 and $316,000 as of September 30, 2004 and December 31, 2003, respectively.

Fair Value of Financial Instruments
-----------------------------------

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.

                            HEARTLAND PARTNERS, L.P.
                           NOTES TO UNAUDITED INTERIM
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                   (Unaudited)

Revenue Recognition
-------------------

Land sales are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied.

Property
--------

Properties are carried at their historical cost. Expenditures which significantly improve the values or extend useful lives of the properties are capitalized. Predevelopment costs, including real estate taxes, that were directly identified with a specific development project were capitalized in prior periods. Interest and related debt issuance costs were capitalized to qualifying real estate inventories as incurred in prior periods, in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs", and charged to cost of sales as revenue from land sales are recognized. Repairs and maintenance are charged to expense as incurred. Depreciation is provided for financial statement purposes over the estimated useful life of the respective assets ranging from seven (7) years for office equipment and fixtures to forty (40) years for building and improvements using the straight-line method.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property.

3.  Notes Payable

Effective February 11, 2004, CMC executed documents for a line of credit agreement in the amount of $2,000,000 with LaSalle National Bank ("LNB"). Heartland has granted LNB a first lien on certain parcels of land in Chicago, Illinois which have a carrying value of $5,457,000. As of September 30, 2004, the Company has not drawn on the LNB line of credit. The line of credit interest rate is the prime rate of LNB plus 1.5% (6.25% at September 30, 2004). LNB also requires the Company to maintain net worth (defined as assets minus liabilities) of $5,500,000, maintain net income of $1,000,000 for any fiscal year beginning with the year ended December 31, 2003, not make any advances or distributions to Unitholders or members from funds borrowed under the line of credit, and adhere to various other covenants described in the Secured Revolving Note document. The Company was in default under the line of credit agreement because it did not meet the net income covenant in 2003. However, a waiver of this default was received from LNB on May 14, 2004. The line of credit matures December 1, 2004.

As of September 30, 2004 and December 31, 2003, Heartland's total consolidated indebtedness was zero. There can be no assurance that the amounts available from internally generated funds, cash on hand or disposition of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of bank financing. No assurance can be given that such bank financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its liquidation strategy and for other expenditures, properties might be sold for far less than their market value. Any such discounted sale could adversely

                            HEARTLAND PARTNERS, L.P.
                           NOTES TO UNAUDITED INTERIM
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                   (Unaudited)

affect Heartland's future financial condition and results of operations. However, the Company's management at this time does not anticipate selling the Company's remaining properties at substantial discounts from their market value.

4.  Real Estate Sale Activities

Property sales during the nine months ended September 30, 2004 totaled $3,992,000. Such sales included approximately 2 acres of land in the Kinzie Station development in Chicago, Illinois for $1,597,000, 6 acres of land at Petit Point located near Milwaukee, Wisconsin for $1,155,000, approximately 21 acres of land in Rockford, Illinois for $180,000, 7 acres of land in Fife, Washington for $200,000, approximately 11,777 acres of land scattered over 12 states for approximately $250,000 and other land parcels for approximately $610,000.

Property sales during the nine months ended September 30, 2003 totaled $17,088,000. Such sales included 3 acres of land in Kinzie Station North for $9,850,000, approximately 142 acres in the Menomonee Valley in Milwaukee, Wisconsin for $3,550,000, 11 acres of land at Plankinton Yard located near Milwaukee, Wisconsin for $819,000, 7 units in Longleaf for $1,811,000, 1 unit in Kinzie Station for $310,000, the townhome site in Kinzie Station for $270,000 and various land held for sale parcels for $478,000.

At September 30, 2004 the Company had (i) approximately 4 acres of remaining property at Kinzie Station in Chicago, Illinois, (ii) approximately 25 acres of property in Rockford, Illinois, (iii) a 5 acre property in Minneapolis, Minnesota ("Lite Yard"), (iv) a 20 acre property in Glendale, Wisconsin and (v) approximately 218 acres of land and easements scattered over 7 states. Heartland owns approximately 4,000 square feet of office space in Chicago, Illinois. In addition, although the Company conveyed its property in Menomonee Valley located in Milwaukee, Wisconsin to the Redevelopment Authority of the City of Milwaukee ("RACM") in connection with a July 2003 condemnation proceeding, it retained the right to appeal the purchase price and to seek additional consideration. In April 2004, the Company filed suit against RACM in the Milwaukee County Circuit Court appealing the amount paid by RACM.

5.  Related Party Transactions

Management Agreement
--------------------

Heartland has a management agreement with HTII pursuant to which Heartland is required to pay HTII an annual management fee in the amount of $413,000 for the years ended December 31, 2004 and 2003. The management agreement terminates on June 27, 2005. The fee for the nine months ended September 30, 2004 has been paid in full. As of September 30, 2004, the Company has prepaid three months of the management fee, or approximately $103,000, to HTII.

                            HEARTLAND PARTNERS, L.P.
                           NOTES TO UNAUDITED INTERIM
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                   (Unaudited)

Conflicts of Interest of General Partner and its Officers and Directors
-----------------------------------------------------------------------

The officers and directors of HTI, the officers of Heartland and the managers of HTII, including Lawrence S. Adelson, Chairman of the Board, President and Chief Executive Officer of HTI and Chief Executive Officer of Heartland and Richard P. Brandstatter, President of the Company, will not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that (i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland, or any Unitholder on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner. The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will act in its sole discretion, in good faith or pursuant to other appropriate standards. The General Partner has sole authority over the timing and amount of distributions as well as dissolution of the partnership.

Claims Against HTI Purchased by Heartland
-----------------------------------------

On April 16, 2004, the Company purchased the claims that an unrelated third party maintained against HTI, the former general partner of Heartland, for $70,000 which is included in general and administrative expense for the nine months ended September 30, 2004. The Company purchased these claims because it believes the value was reasonable and to preserve an orderly liquidation of HTI given HTI's ownership of the limited liability companies which hold the Company's Class B and General Partner interests.

Other
-----

A senior partner of a law firm who provides services to the Company owns approximately 7.5% of the outstanding shares of HTI stock. Lawrence S. Adelson, Chief Executive Officer of the Company, owns 119,500 shares, or approximately 7.15% of the outstanding shares, of HTI stock. Lawrence S. Adelson, Chief Executive Officer of the Company and Richard P. Brandstatter, President of the Company, are employees and directors of HTI.

6.  Legal Proceedings and Contingencies

At September 30, 2004 and December 31, 2003, Heartland's allowance for claims and liabilities was approximately $3,821,000 and $3,970,000, respectively.

                            HEARTLAND PARTNERS, L.P.
                           NOTES TO UNAUDITED INTERIM
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                   (Unaudited)

Edwin Jacobson Lawsuit
----------------------

On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or managers of the General Partner. One of the lawsuits alleges CMC breached the terms of his employment contract and that the officers and/or board members wrongfully interfered with his contract. Jacobson is seeking compensatory and punitive damages ($1,000,000 in salary and $11,000,000 in incentive compensation). Jacobson asked the court to enforce his contract and enjoin the Company from selling property or making distributions to the Unitholders until the Company has appraised its properties and paid him according to the terms of his employment contract. Jacobson's second lawsuit was for defamation. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. On May 29, 2003, the court dismissed, with prejudice, the defamation lawsuit against the Company, CMC and certain officers and/or managers of the General Partner. At the same time, the court dismissed, with prejudice, Jacobson's motion to enjoin the Company from selling its real estate. Jacobson also filed a motion for summary judgment on his contract claims which the court denied. CMC has filed a counterclaim alleging breach of fiduciary duty and a motion to dismiss the tortious interference with a contract count. CMC is vigorously defending itself against the remaining lawsuit and, in the opinion of management, has valid defenses against the remaining lawsuit relating to the Company's alleged breach of Jacobson's employment contract. At this time, the probability that a liability will be incurred and the amount of any potential liability cannot be determined. This litigation may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders. The parties have agreed to voluntary, non-binding mediation, scheduled for the end of November 2004.

Environmental Claims and Liabilities
------------------------------------

The Company periodically evaluates the environmental liabilities associated with its properties on a regular basis. The Company records an allowance, or reserve, for known potential environmental claims and liabilities, including remediation, legal and consulting fees, to the extent it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The reserve amount does not include any estimated amounts for unknown claims and liabilities. The Company estimates its reserve for known environmental claims and liabilities independent from any claims the Company may have for recovery against third parties, including from governmental sponsored clean-up funds. If the Company cannot reasonably estimate the amount of an environmental claim or liability, but (i) the Company's management is able to determine that the amount of the liability is likely to fall within a range and (ii) no amount within that range can be determined to be the better estimate, then the Company records the reserve at the minimum amount of the range. On September 27, 2004 CMC and US Borax ("Borax") entered into an agreement to share costs related to the "Lite Yard" site (see below). The Company recorded a receivable for the amount due under the settlement agreement of $1,699,000.

                            HEARTLAND PARTNERS, L.P.
                           NOTES TO UNAUDITED INTERIM
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                   (Unaudited)

At September 30, 2004 and December 31, 2003, the reserve for environmental claims and liabilities was $3,821,000 and $3,970,000 respectively, which represents the minimum amount of the range of the Company's estimate of environmental claims and liabilities. Heartland has estimated the upper range of the Company's environmental claims and liabilities to be approximately $7,395,000.

Lite Yard
---------

CMC owns a 5 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead. The Company filed suit against Borax on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. This matter was settled pursuant to a Confidential Settlement Agreement and Release dated September 27, 2004, between the Company and Borax. Pursuant to the settlement agreement, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At September 30, 2004 and December 31, 2003, the Company's aggregate allowance for claims and liabilities for this site is $2,842,000 and $3,415,000, respectively. At September 30, 2004, the Company recorded a receivable for the amount due under the Borax settlement agreement of $1,699,000.

On September 3, 2004, the United States Environmental Protection Agency ("USEPA") issued an order to the Company and to Borax to remediate arsenic in the soils of a nearby residential neighborhood. This matter is not covered by the Confidential Settlement Agreement and Release between the Company and Borax. The Company has offered $300,000 to USEPA to settle the Company's obligations under the order. This amount does not represent the entire estimated cost of the cleanup being under taken by USEPA. USEPA could seek substantial penalties against the Company as well as costs of remediation. At September 30, 2004 and December 31, 2003, the Company's aggregate allowance for claims and liabilities related to this site is $380,000 and $0, respectively.

Miles City Yard
---------------

By letter dated June 10, 2004, the Montana Department of Environmental Quality demanded the Company perform a remedial investigation of a railyard in Miles City, Montana previously owned and operated by the Chicago, Milwaukee, St. Paul and Pacific Railroad. On September 7, 2004, Trinity Railcar Repair, Inc. ("Trinity") filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors and Trinity's predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. On September 14, 2004, Trinity filed a motion for a preliminary injunction prohibiting the Company from liquidating or making distributions to its Unitholders. The Company has filed a motion to dismiss Trinity's complaint. On October 29, 2004, the Custer County, Montana court issued an order that purports to enjoin the Company from dissipating assets and making any distributions to its Unitholders pending the resolution of Trinity's motion for preliminary injunction. The court additionally set a hearing on the Company's motion to dismiss the complaint for December 2, 2004 and a hearing on the preliminary injunction for January 10,

                            HEARTLAND PARTNERS, L.P.
                           NOTES TO UNAUDITED INTERIM
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                   (Unaudited)

2005. In the event that the court ultimately grants Trinity's request for a preliminary injunction, the Company may not be able to make any distributions, including liquidating distributions, to its Unitholders unless and until the underlying environmental dispute between the Company and Trinity has been resolved. At September 30, 2004, the Company's aggregate allowance for claims and liabilities for this site is $205,000.

Other Environmental Matters
---------------------------

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

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Company's predecessor. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with DEQ in April 1997. While the DEQ has not formally changed its position, the DEQ has not elected to file suit.

At three separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

In addition to the environmental matters set forth above, there may be other properties, (i) with environmental liabilities not yet known to the Company,
(ii) with potential environmental liabilities for which the Company has no reasonable basis to estimate, or (iii) which the Company believes the Company is not reasonably likely to ultimately bear the liability, but the investigation or remediation of which may require future expenditures. The Company's management is not able to express an opinion at this time whether the environmental expenditures for these properties will or will not be material.

The Company has given notice to its insurers, which issued policies to the Milwaukee Road railroad, of certain of the Company's environmental liabilities. Due to the high deductibles on these policies, the Company has not yet demanded that any insurer indemnify or defend the Company. Consequently, the Company's

                            HEARTLAND PARTNERS, L.P.
                           NOTES TO UNAUDITED INTERIM
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                   (Unaudited)

management has not formed an opinion regarding the legal sufficiency of the Company's claims for insurance coverage.

7.  Compensation and Benefits

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement is from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. The Phantom Units awarded under the incentive compensation plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. No compensation expense related to these Phantom Units has been recorded in the consolidated statements of operations for the nine months ended September 30, 2004. Compensation expense of $105,000 has been recognized in the consolidated statement of operations for the nine months ended September 30, 2003.

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan will be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Three officers of the Company are eligible for benefits under the 2002 CMC Plan. For the nine months ended September 30, 2004 and 2003, the Company has recognized $75,000 and $321,000, respectively, as compensation expense under the 2002 CMC Plan, all of which has been paid to the three officers. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units payable at the time of any distributions to the Unitholders. The Phantom Units awarded under the CMC Plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. No compensation expense related to these Phantom Units has been recorded in the consolidated statements of operations for the nine months ended September 30, 2004. Compensation expense related to these phantom Units of $31,500 has been recognized in the consolidated statements of operations for the nine months ended September 30, 2003.

8.  Potential Liquidation of Heartland Partners, L.P.

The Company's management expects to sell to unrelated third parties the remainder of its properties with a view towards eventually dissolving the partnership within the next two years. If such sales do occur, the Company may subsequently determine to liquidate the Company pursuant to the dissolution and liquidation provisions of its partnership agreement. The Company might also

                            HEARTLAND PARTNERS, L.P.
                           NOTES TO UNAUDITED INTERIM
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                   (Unaudited)

determine to liquidate in the context of a bankruptcy proceeding if the Company believes that such a proceeding would likely serve to maximize value for the Company's Unitholders by providing greater certainty with respect to the satisfaction of, or provision for, the Company's known and contingent liabilities. The Unitholders will not have control over the divestiture of the Company's remaining assets or the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that the Unitholders will receive any liquidating distributions of cash or other property.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

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

Risk Factors

Real Estate Investment Risks; General Economic Conditions Affecting Real Estate Industry
-------------------------------------------------------------------------------

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

Environmental Liabilities
-------------------------

Under various federal, state and local laws, ordinances, and regulations, the owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances located on or in, or emanating

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

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

Notes Receivable from HTI
-------------------------

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

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

Pending Litigation
------------------

The Jacobson litigation may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders.

As discussed in "Item 1. Legal Proceedings", a state court in Montana has issued an order that purports to enjoin the Company from making any distributions to its Unitholders until the plaintiff's petition for injunctive relief is decided by the court. In the event that the court ultimately grants the plaintiff's request for a preliminary injunction, the Company may not be able to make any distributions, including liquidating distributions, to its Unitholders unless and until the underlying environmental dispute between the parties has been resolved.

Access to Financing
-------------------

As of September 30, 2004, Heartland's total consolidated indebtedness was zero. There can be no assurance that the amounts available from internally generated funds, cash on hand and sale of assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of bank financing. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its liquidation strategy and for other expenditures, properties might be sold for far less than their market value. Any such discounted sale could adversely affect Heartland's future results of operations and future cash flows. However, the Company's management at this time does not anticipate selling the Company's remaining properties at substantial discounts from their market value.

Period-to-Period Fluctuations
-----------------------------

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

Potential Liquidation of Assets
-------------------------------

The Company's management expects to sell to unrelated third parties the remainder of its properties with a view towards eventually dissolving the partnership within the next two years. If such sales do occur, the Company may

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

subsequently determine to liquidate the Company pursuant to the dissolution and liquidation provisions of its partnership agreement. The Company might also determine to liquidate in the context of a bankruptcy proceeding if the Company believes that such a proceeding would likely serve to maximize value for the Company's Unitholders by providing greater certainty with respect to the satisfaction of, or provision for, the Company's known and contingent liabilities. The Unitholders will not have control over the divestiture of the Company's remaining assets or the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that the Unitholders will receive any liquidating distributions of cash or other property.

Risks Related to the Class A Units
----------------------------------

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

Net Realizable Value of Assets
------------------------------

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. In the second quarter of 2004, an impairment loss of $57,000 was recognized as a component of cost of sales.

Reserve for Environmental Liabilities
-------------------------------------

           Estimation of Amount of Reserve for Environmental Claims and
           Liabilities:

The Company periodically evaluates the environmental liabilities associated with its properties on a regular basis. The Company records an allowance, or reserve, for known potential environmental claims and liabilities, including remediation, legal and consulting fees, to the extent it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The reserve amount does not include any estimated amounts for unknown claims and liabilities. The Company estimates its reserve for known environmental claims and liabilities independent from any claims the Company may have for recovery against third parties, including from governmental sponsored clean-up funds. If the Company cannot reasonably estimate the amount of an environmental claim or liability, but (i) the Company's management is able to determine that the amount of the liability is likely to fall within a range and (ii) no amount within that range can be determined to be the better estimate, then the Company records the reserve at the minimum amount of the range. On September 27, 2004 CMC and US Borax ("Borax") entered into an agreement to share costs related to the "Lite Yard" site (see below). The Company recorded a receivable for the amount due under the settlement agreement of $1,699,000. At September 30, 2004 and December 31, 2003, the reserve for environmental claims and liabilities was $3,821,000 and $3,970,000 respectively, which represents the minimum amount of the range of the Company's estimate of environmental claims and liabilities. Heartland has estimated the upper range of the Company's environmental claims and liabilities to be approximately $7,395,000.

           Actual Costs Likely to Exceed Amount of Reserve:

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

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

In connection with the Company's efforts to obtain environmental insurance or transfer its environmental claims and liabilities to third parties, the Company engaged an outside consultant to estimate the potential environmental exposure based on an "expected value" methodology. While an expected value methodology is an accepted approach to valuation, it incorporates certain assumptions, including estimates for unknown claims and liabilities, and, as a result, is not recognized under generally accepted accounting standards. The expected value for the Company's current portfolio estimated by the outside consultant is approximately $5,410,000, with an upper range of $8,710,000.

           Factors and Properties Affecting the Amount of the Company's Environmental Liabilities:

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

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

The Company may be responsible for certain liabilities that arise from the historical operations of the Milwaukee Road railroad that have nothing to do with the ownership of property. The Company has been, for example, named as a "potentially liable party" or had claims asserted by a private party in four landfill-clean-up cases in which there is an allegation that the Milwaukee Road railroad generated or transported materials to the landfill. Additional claims may arise in the future. In certain of these cases, the Company has asserted the bar arising out of the bankruptcy proceedings of the Milwaukee Road.

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

CMC owns a 5 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead. The Company filed suit against Borax on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. By a Confidential Settlement Agreement and Release dated September 27, 2004, the Company and Borax settled this matter with Borax agreeing to pay a portion of the Company's past and future response costs at the site. At September 30, 2004 and December 31, 2003, the Company's aggregate allowance for claims and liabilities for this site is $2,842,000 and $3,415,000, respectively. At September 30, 2004, the Company recorded a receivable for the amount due under the Borax settlement agreement of $1,699,000.

On September 3, 2004, the United States Environmental Protection Agency ("USEPA") issued an order to the Company and to Borax to remediate arsenic in the soils of a nearby residential neighborhood. This matter is not covered by the Confidential Settlement Agreement and Release between the Company and Borax. The Company has offered $300,000 to USEPA to settle the Company's obligations under the order. This amount does not represent the entire estimated cost of the cleanup being under taken by USEPA. USEPA could seek substantial penalties against the Company as well as costs of remediation. At September 30, 2004 and

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

December 31, 2003, the Company's aggregate allowance for claims and liabilities related to this site is $380,000 and $0, respectively.

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

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1992. At Septemebr 30, 2004, Heartland's allowance for claims and liabilities for this site is $131,000. The Company has not paid any portion of this obligation for this site to date.

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

Treatment of Certain Loans from HTI to Heartland
------------------------------------------------

As of September 30, 2004, HTI owes Heartland and CMC an aggregate of $9,734,000 of which $8,464,000 relates to promissory notes issued in December 2000 (the "2000 Notes"). The notes are collateralized by a security interest in the Class B Interest (the "Collateral") and bear interest at 13% per annum. The Company also received as additional consideration for the 2000 Notes a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock was trading in the over-the-counter market (after its delisting from the American Stock Exchange) at less than $0.01 per share as of June 30, 2004. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the 2000 Notes from HTI.

PG Oldco, Inc., a creditor of HTI under notes in an aggregate principal amount of $2,200,000 ("PG Oldco Notes"), also had a security interest in the Collateral and had commenced steps to protect its interest. Under a Lien Subordination and

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

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

At September 30, 2004, HTI owes Heartland and CMC, in the aggregate, approximately $9,734,000. Heartland has recorded an allowance for doubtful accounts of approximately $5,133,000 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000. Heartland has recorded an allowance for doubtful accounts against the 2000 Notes and PG Oldco Notes because HTI has indicated to Heartland that it does not have the means to repay the amounts owed under the 2000 Notes and PG Oldco Notes. The $5,000,000 allowance for doubtful accounts that was recorded in the fourth quarter of 2003 was a result of the Company's closing the sale of its Fife, Washington property at a price of $13,250,000 and then distributing $2.30 a Unit in December 2003 which reduced the estimated amount of potential future distributions distributable to the Class B Interest. Because Heartland intends to acquire the Class B Interest from HTI either pursuant to a proposed settlement agreement between HTI and certain of its creditors or upon a foreclosure of the Class B Interest, as discussed below, Heartland has determined that the amount of the allowance for doubtful accounts should reflect the value of the Class B Interest based on the estimated amount of potential future cash distributions distributable in respect of the Class B Interest upon a liquidation of Heartland (assuming that the Class B Interest is not cancelled and remains outstanding). Such estimated potential distributions were based on a variety of assumptions made by Heartland's management. If a proposed settlement agreement is entered into among all of HTI's creditors (with the exception of Heartland and Edwin Jacobson) and is approved by HTI's stockholders, Heartland will acquire the Class B Interest from HTI in exchange for a release of HTI's obligations under the 2000 Notes and PG Oldco Notes. In the event that the proposed settlement agreement is not approved by HTI's other creditors, Heartland anticipates that it will exercise its rights under the 2000 Notes, the PG Oldco Notes, the related security agreements and applicable law to foreclose on the Class B Interest. Upon either the acquisition of the Class B Interest pursuant to the proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's stockholders or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed upon and cancelled, it will be entitled to receive distributions in accordance with the terms of the partnership agreement.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

Jacobson Litigation
-------------------

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

o The Company provides an allowance for doubtful accounts against the portion of accounts receivable that is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $361,000 as of September 30, 2004. Due from affiliate on the consolidated balance sheets are shown net of an allowance for doubtful accounts of $5,133,000 as of September 30, 2004.

o Land sales are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied.

o Heartland evaluates environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim the Company may have for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be the better estimate, then an allowance in the minimum amount of the range is established.

o For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property.


RESULTS OF OPERATIONS

Operations for the three and nine months ended September 30, 2004 resulted in net income of $520,000 and $520,000 or $0.25 and $0.25 per Class A Unit, respectively. Operations for the three months ended September 30, 2003 resulted in a net loss of ($4,712,000) or ($2.25) per Class A Unit, and operations for the nine months ended September 30, 2003 resulted in net loss of ($527,000) or ($0.25) per Class A Unit.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Property Sales. Property sales decreased $4,529,000, or 97%, to $128,000 for the three months ended September 30, 2004 from $4,657,000 for the three months ended September 30, 2003. In the third quarter of 2003, the Company closed sales of approximately 142 acres in the Menomonee Valley and the Plankinton Yard in Milwaukee Wisconsin for $3,986,000. The Company did not close any major sales in the third quarter of 2004.

Cost of Property Sales. Cost of property sales decreased $8,009,000, or 98%, to $163,000 for the three months ended September 30, 2004 from $8,172,000 for the three months ended September 30, 2003. The 142 acres in the Menomonee Valley in Milwaukee Wisconsin that were sold in the third quarter of 2003 had a carrying value of $7,656,000 that was recognized as cost of sales. The Company did not close any major sales in the third quarter of 2004.

Gross Profit on Property Sales. Gross profit on property sales increased $3,480,000, or 99%, to a loss of $35,000 for the three months ended September 30, 2004 from a loss of $3,515,000 for the three months ended September 30, 2003. This increase was primarily the result of the book loss of $4,106,000 recorded on the sale of approximately 142 acres in the Menomonee Valley in 2003.

Selling Expenses. Selling expenses decreased $397,000, or 81%, to $94,000 for the three months ended September 30, 2004 from $491,000 for the three months ended September 30, 2003. This decrease was primarily the result of the decrease in the Longleaf community sales expenses of $114,000 resulting from the Company's sale of all of its property in Longleaf in December 2003, and the decrease of $273,000 in legal, consulting, security, architecture and surveying expenses from 2003 to 2004 because of reduced activity in 2004.

General and Administrative Expenses. General and administrative expenses decreased $27,000, or 3%, to $828,000 for the three months ended September 30, 2004 from $855,000 for the three months ended September 30, 2003. The decrease was primarily due to a decrease in salaries and payroll taxes from 2003 to 2004 of $114,000 as the Company reduced the total number of employees at Heartland from eight to four as of September 30, 2004. This was offset by an increase of $36,000 in insurance expense from 2003 to 2004. There was a substantial increase in the Company's premium for partnership liability insurance that was renewed in September 2003.

Interest Expense. Interest expense decreased $90,000, or 95%, to $5,000 for the three months ended September 30, 2004 from $95,000 for the three months ended September 30, 2003. This decrease was primarily the result of no outstanding debt during the three months ended September 30, 2004.

Real Estate Taxes. Real estate taxes decreased $67,000, or 91%, to ($7,000) for the three months ended September 30, 2004 from $74,000 for the three months ended September 30, 2003. The decrease was the result of the Company owning fewer properties in 2004 due to the number of sales that took place in 2003 as well as the sale of 11,777 acres of various parcels of land held for sale in June 2004 in which the purchaser assumed liability for all outstanding property taxes.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

Environmental Expenses and Other Charges. Environmental expenses and other charges decreased $1,885,000, or 1,047%, to ($2,065,000) for the three months ended September 30, 2004 compared to ($180,000) for the three months ended September 30, 2003. This change was primarily due to an agreement between the Company and Borax pursuant to which Borax has agreed to pay a portion of the clean-up costs associated with the Lite Yard site in Minneapolis, MN.

Net Income. Net income increased $5,755,000, or 120%, to a net income of $971,000 for the three months ended September 30, 2004 compared to a net loss of ($4,784,000) for the three months ended September 30, 2003. This change was primarily due to a receivable recorded as a result of the Borax settlement agreement of $1,699,000 in the third quarter of 2004 which resulted in an increase of net income while there was a net write down of over $4.1 million related to the sale of the Menomonee Valley property in the third quarter of 2003 that reduced net income.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Property Sales. Property sales decreased $13,096,000, or 77%, to $3,992,000 for the nine months ended September 30, 2004 from $17,088,000 for the nine months ended September 30, 2003. In the first nine months of 2003 the Company sold several major properties, including the Menomonee Valley property for $3.5 million and approximately 3 acres of land in Kinzie Station North ("Kinzie North Acreage") for $9,850,000.

Cost of Property Sales. Cost of property sales decreased $11,715,000, or 90%, to $1,320,000 for the nine months ended September 30, 2004 from $13,035,000 for the nine months ended September 30, 2003. This decrease was primarily the result of the decrease in the cost of property sales related to the Kinzie North Acreage sale, which totaled approximately $3,111,000, and the Menomonee Valley property, which totaled approximately $7,656,000.

Gross Profit on Property Sales. Gross profit on property sales decreased $1,381,000, or 34%, to $2,672,000 for the nine months ended September 30, 2004 from $4,053,000 for the nine months ended September 30, 2003. This decrease was primarily the result of the decrease in the net gross profit recognized of approximately $2,633,000 on the Kinzie North Acreage and Menomonee Valley sales offset by an increase in the gross profit recognized on the sale of the 21 acres in Rockford, Illinois and 7 acres in Fife, Washington in 2004.

Selling Expenses. Selling expenses decreased $963,000, or 63%, to $576,000 for the nine months ended September 30, 2004 from $1,539,000 for the nine months ended September 30, 2003. This decrease was primarily the result of the decrease in broker sales commissions of $52,000 because of decreased sales in 2004, the decrease in the Longleaf community sales expenses of $355,000 resulting from the Company's sale of all of its property in Longleaf in December 2003, the decrease of $461,000 in legal, consulting, security, architecture and surveying expenses from 2003 to 2004 because of reduced activity in 2004 and the decrease of $71,000 of Model Home rent from 2003 to 2004 as there was no model home rent paid in 2004.

General and Administrative Expenses. General and administrative expenses increased $107,000, or 4%, to $2,529,000 for the nine months ended September 30, 2004 from $2,422,000 for the nine months ended September 30, 2003. This was

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

primarily the result of an increase of $108,000 in insurance expense from 2003 to 2004. There was a substantial increase in the Company's premium for partnership liability insurance that was renewed in September 2003. Also, on April 16, 2004, the Company purchased the claims that an unrelated third party had against HTI, the former general partner of Heartland, for $70,000.

Interest Expense. Interest expense decreased $273,000, or 91%, to $28,000 for the nine months ended September 30, 2004 compared to $301,000 for the nine months ended September 30, 2003. This decrease was primarily the result of no outstanding debt during the nine months ended September 30, 2004. However, the Company in March 2004 paid a fee to LaSalle National Bank related to the line of credit agreement.

Bad Debt Expense. Bad debt expense increased $45,000, or 100%, to $45,000 for the nine months ended September 30, 2004 from $0 for the nine months ended September 30, 2003. The Company determined that the $45,000 owed by NC One, LLC related to the sale of the Longleaf Community on December 31, 2003 was deemed uncollectible.

Real Estate Taxes. Real estate taxes decreased $198,000, or 82%, to $43,000 for the nine months ended September 30, 2004 from $241,000 for the nine months ended September 30, 2003. The decrease was the result of the Company owning fewer properties in 2004 due to the number of sales that took place in 2003 as well as the sale of 11,777 acres of various parcels of land held for sale in June 2004 in which the purchaser assumed liability for all outstanding property taxes.

Environmental Expenses and Other Charges. Environmental expenses and other charges decreased $1,016,000 to ($979,000) for the nine months ended September 30, 2004 from $37,000 for the nine months ended September 30, 2003. This change was primarily due to an agreement between the Company and Borax pursuant to which Borax has agreed to pay a portion of the clean-up costs associated with the Lite Yard site in Minneapolis, MN.

Rental Income. Total rental income increased $360,000, or 273%, to $492,000 for the nine months ended September 30, 2004 from $132,000 for the nine months ended September 30, 2003. This increase was the result of the Company recognizing $360,000 of deferred rental income as rental income in January 2004 related to the sale of the Petit Point property located near Milwaukee, Wisconsin to an unrelated third party. The Company had received prepaid rent from a lease on this property that it was able to retain as a condition of the closing.

Net Income. Net income increased $1,086,000, or 203%, to a net income of $551,000 for the nine months ended September 30, 2004 from a net loss of ($535,000) for the nine months ended September 30, 2003. The increase in net income was primarily due to (i) a decrease in gross profit on property sales from the sale of former development properties in 2004 compared to 2003, primarily the $6,739,000 gross profit on the Kinzie North Acreage sale, (ii) a receivable of $1,699,000 related to the Borax settlement in the third quarter of 2004 which resulted in an increase of net income and (iii) a net write down of over $4.1 million related to the sale of the Menomonee Valley property in the third quarter of 2003 that reduced net income.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income and interest income. Cash was $2,484,000 at September 30, 2004 and $3,926,000 at December 31, 2003.

Net cash (used in) provided by operating activities was ($1,442,000) and $7,991,000 for the nine months ended September 30, 2004 and 2003, respectively. Cash provided by operating activities in 2004 compared to 2003 decreased by $9,433,000 which is primarily attributable to the sale in February 2003 of the Kinzie North Acreage at a sales price of $9,850,000 which increased 2003 cash flow with no comparable closing taking place in 2004.

No distributions were made during the nine months ended September 30, 2004. As of September 30, 2004, the Unitholders' capital account balance was $520,000, the Class B Interest's capital account balance was $9,522,000, and the General Partner's capital account balance was $0.

Gross proceeds from property sales were $3,992,000 and $17,088,000 for the nine months ended September 30, 2004 and 2003, respectively. During the period between 2004 and 2006, the Company expects proceeds from property sales to consist primarily of the sale of the remaining Kinzie Station North acreage, Kinzie Station Phase II property, remaining sites in Wisconsin, Illinois and Minnesota that in prior years had been designated as development properties and land held for sale acreage.

The cost of property sales for the nine months ended September 30, 2004 and 2003 was $1,320,000 or 33% of sales proceeds and $13,035,000 or 76% of sales proceeds, respectively. The Company is no longer selling, building or closing homes in any homebuilding communities as of December 31, 2003.

As of September 30, 2004, Heartland had designated 4 sites, or approximately 54 acres with a book value of approximately $5,841,000, for sale which in prior years had been designated for development. This is an average of $108,000 per acre.

At September 30, 2004, land held for sale consists of 218 acres of scattered land parcels and easements with a book value of $70,000 of which a portion of the acreage is under contract to be sold to unrelated third parties for approximately $70,000. It is anticipated that the closing of these sales will take place in the year 2005. The remaining unsold acreage could have environmental liabilities related to past operations of the railroad or prior lessees. The Company is in the process of determining how to resolve these issues.

Heartland's management believes it will have sufficient funds available from its land sales activities for operating and selling expenses as it liquidates the remaining assets of the Company. However, effective February 11, 2004, Heartland obtained a $2,000,000 line of credit with LaSalle National Bank ("LNB"). As of September 30, 2004, the Company had not drawn on the line of credit. The line of credit will mature December 1, 2004 and bears interest at the LNB prime rate plus 1.5% (6.25% at September 30, 2004). The LNB line of credit is secured by the Kinzie Station North and Kinzie Station Phase II properties that are located in Chicago, Illinois. LNB also requires the Company to maintain net worth (defined as assets minus liabilities) of $5,500,000, maintain net income of

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

$1,000,000 for any fiscal year beginning with the year ended December 31, 2003, not make any advances or distributions to Unitholders or members from funds borrowed under the line of credit, and adhere to various other covenants described in the Secured Revolving Note document. The Company was in default under the line of credit agreement because it did not meet the net income covenant in 2003. However, a waiver of this default was received from LNB on May 14, 2004.

Real Estate Sale Activities

The Company sold several properties in its real estate portfolio in 2003, including its last active development project, which was located in North Carolina. At September 30, 2004 the Company had remaining property of approximately 4 acres at Kinzie Station in Chicago, Illinois, an approximately 25 acre property in Rockford, Illinois, a 5 acre property in Minneapolis, MN ("Lite Yard") and approximately 218 acres of land and easements scattered over 7 states. Heartland owns approximately 4,000 square feet of office space in Chicago, Illinois. In addition, although the Company conveyed its property in Menomonee Valley to the Redevelopment Authority of the City of Milwaukee ("RACM") in 2003, it retained the right to appeal the purchase price and to seek additional consideration. The Company exercised such right to appeal in April 2004 by filing suit in the Milwaukee County Circuit Court against RACM appealing the condemnation award.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

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

The remainder of Heartland's inventory of land currently held for sale consists of approximately 218 acres of scattered land parcels and easements located throughout 7 states. The book value of this inventory is approximately $70,000. The majority of the land (former railroad rights-of-way or station grounds) comprises small parcels of land. Some of Heartland's sites, located in small rural communities or outlying mid-cities, are leased to third parties for agricultural use and may be improved with the lessee's structures.

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

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

local government fees and availability and cost of land. The occurrence of any of the foregoing could have a material adverse effect on the financial condition and results of operations of Heartland.

Interest Rate Sensitivity

The Company's total consolidated indebtedness at September 30, 2004 was zero. If the Company did have outstanding borrowings under its line of credit with LNB, the Company would have paid interest on such outstanding borrowings at the LNB prime rate plus 1.5%. As of September 30, 2004 the Company did not have any other financial instruments for which there was a significant exposure to interest rate changes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Access to Financing," "Economic and Other Conditions Generally" and "Interest Rate Sensitivity," which information is hereby incorporated by reference into this Item 3. The Company is not subject to significant foreign currency exchange rate risk, commodity price risk or other relevant market price risks.

ITEM 4.    ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Heartland's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report and they have concluded that these controls and procedures are adequate to ensure that information required to be disclosed by Heartland in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first nine months of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004


                                    PART II.

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

By letter dated June 10, 2004, the Montana Department of Environmental Quality demanded the Company perform a remedial investigation of a railyard in Miles City, Montana previously owned and operated by the Chicago, Milwaukee, St. Paul and Pacific Railroad. On September 7, 2004, Trinity Railcar Repair, Inc. ("Trinity") filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors and Trinity's predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. On September 14, 2004, Trinity filed a motion for a preliminary injunction prohibiting the Company from liquidating or making distributions to its Unitholders. The Company has filed a motion to dismiss Trinity's complaint. On October 29, 2004, the Custer County, Montana court issued an order that purports to enjoin the Company from dissipating assets and making any distributions to its Unitholders pending the resolution of Trinity's motion for preliminary injunction. The court additionally set a hearing on the Company's motion to dismiss the complaint for December 2, 2004 and a hearing on the preliminary injunction for January 10, 2005. In the event that the court ultimately grants Trinity's request for a preliminary injunction, the Company may not be able to make any distributions, including liquidating distributions, to its Unitholders unless and until the underlying environmental dispute between the Company and Trinity has been resolved. At September 30, 2004, the Company's aggregate allowance for claims and liabilities for this site is $205,000.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.           Description
-----------           -----------

31.1*                 Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*                 Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Attached hereto.

(b)    Reports on Form 8-K:

On July 27, 2004, the Company filed a report on Form 8-K announcing the appointment of Richard P. Brandstatter to the Board of Managers of HTI Interests, LLC, the general partner of the Company.

                            HEARTLAND PARTNERS, L.P.
                               SEPTEMBER 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               HEARTLAND PARTNERS, L.P.
                                               ------------------------
                                                     (Registrant)

Date:  November 15, 2004                       By /s/ Lawrence S. Adelson
                                                  ----------------------------
                                                  Lawrence S. Adelson
                                                  Chief Executive Officer


Date  November 15, 2004                        By /s/ Daniel L. Bernardi
                                                  ----------------------------
                                                  Daniel L. Bernardi
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------

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