Form 10-K
period 2004-12-31
HEARTLAND PARTNERS L P
filed 2005-04-28
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-10520

                            HEARTLAND PARTNERS, L.P.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                   36-3606475
 ---------------------------------           ----------------------------------
 (State or Other Jurisdiction                (IRS Employer Indemnification No.)
 of Incorporation or Organization)

                        53 West Jackson Blvd., Suite 1150
                             Chicago, Illinois 60604
                    ----------------------------------------
                    (Address of Principal Executive Offices)



                                  312-834-0592
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
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

The aggregate market value of the registrant's Class A Limited Partnership Units held by non-affiliates of the registrant, computed by reference to the last reported sales price of the registrant's units on the American Stock Exchange as of June 30, 2004 was approximately $12,988,000. As of April 25, 2005, there were 2,092,438 units outstanding. For the purposes of this computation, the registrant has assumed that non-affiliates of the registrant include all holders of the Class A Limited Partnership Units other than directors and officers of Heartland Technology, Inc. and managers of HTI Interests, LLC.

                            HEARTLAND PARTNERS, L.P.
                                    FORM 10-K
                                TABLE OF CONTENTS


                                     PART I
                                                                                                         Page

Item 1.             Business.............................................................................  3

Item 2.             Properties...........................................................................  6

Item 3.             Legal Proceedings....................................................................  6

Item 4.             Submission of Matters to a Vote of Security Holders..................................  9

                                     PART II

Item 5.             Market for Registrant's Common Equity and Related Stockholder Matters and Issuer
                         Purchases of Equity Securities..................................................  9

Item 6.             Selected Financial Data..............................................................  11

Item 7.             Management's Discussion and Analysis of Financial Condition and
                         Results of Operations...........................................................  11

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk...........................  23

Item 8.             Financial Statements and Supplementary Data..........................................  23

Item 9.             Changes in and Disagreements With Accountants on Accounting and
                         Financial Disclosure............................................................  23

Item 9A.            Controls and Procedures..............................................................  23

Item 9B.            Other Information....................................................................  24

                                    PART III

Item 10.            Directors and Executive Officers of the Company......................................  25

Item 11.            Executive Compensation...............................................................  26

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related
                         Unitholder Matters..............................................................  29

Item 13.            Certain Relationships and Related Transactions.......................................  30

Item 14.            Principal Accountant Fees and Services...............................................  31

                                     PART IV

Item 15.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  33


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

                                     PART I

ITEM 1.    BUSINESS.

Organization and Purpose; Recent Asset Sales

Heartland Partners, L.P. (together with its subsidiaries, "Heartland" or the "Company") was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement. Heartland was originally organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. Heartland is now attempting to sell its remaining real estate holdings. It is pursuing a claim it has against a local government unit in connection with the acquisition by condemnation of a property in Milwaukee, Wisconsin. The Company plans to foreclose on the Company's Class B Interest held by a wholly-owned subsidiary of Heartland Technology, Inc., a Delaware corporation formerly known as Milwaukee Land Company ("HTI"), that collateralizes outstanding loans due from HTI. The Company is undertaking to resolve its remaining liabilities. Heartland's most significant liabilities are environmental liabilities. Heartland is also a party to litigation involving its former Chief Executive Officer. The amount and timing of future cash distributions to the Company's Unitholders will depend on generation of cash from sales and claims, resolution of liabilities and associated costs. The Company's 2003 distributions were greater than in any past year. The Company's Unitholders should not expect the same level of distributions on an annual basis as occurred in 2003.

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

The following table sets forth certain entities formed by Heartland or CMC since their inception that currently hold real estate and other assets, the date and purpose of formation, development location and ownership:


                                                        YEAR
               COMPANY                                 FORMED                      BUSINESS PURPOSE
               -------                                 ------                      ----------------

Heartland Development Corporation     ("HDC")           1993            General Partner of CMC Heartland Partners I,
                                                                        Limited Partnership

CMC Heartland Partners III, LLC       ("CMCIII")        1997            Previously owned  Kinzie Station Phase I and Phase II


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


Partnership Agreement and Cash Distributions

Heartland's partnership agreement provides generally that Heartland's net income
(loss) will be allocated 1% to the General Partner, 98.5% to the Class A limited partners (the "Unitholders") and 0.5% to the Class B limited partner interest (the "Class B Interest"). The partnership agreement provides that certain items of deduction, loss, income and gain may be specially allocated to the Unitholders, the Class B Interest or the General Partner. The partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their respective capital accounts, such net loss shall be allocated only among partners having positive balances in their respective capital accounts. Under the partnership agreement, if a partner's capital account is reduced to zero and there are additional losses allocable to that partner those additional losses will have to be made up by subsequent gains allocable to that partner before gains will increase that partner's capital account. As of December 31, 2004, the Unitholders' capital account balance was $0, the Class B Interest's capital account balance was $5,136,000, and the General Partner's capital account balance was $0.

The General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 98.5% to the Unitholders, 0.5% to the Class B Interest and 1% to the General Partner. Upon a dissolution of the partnership, liquidating distributions will be made pro rata to each partner in accordance with its positive capital account balance after certain adjustments set forth in the partnership agreement. There can be no assurance as to the amount or timing of any future cash distributions or whether the General Partner will cause Heartland to make cash distributions in the future if cash is available. The General Partner in its discretion may establish a record date for distributions on the last day of any calendar month.

The Company did not make any cash distributions in 2004.

Notes Receivable From HTI

As of December 31, 2004 and 2003, HTI owes Heartland and CMC an aggregate of $9,734,000 of which $8,464,000 relates to promissory notes issued in 2000 and 2001 (the "2000 Notes"). The notes are collateralized by a security interest in the Class B Interest (the "Collateral") and bear interest at 13% per annum. The Company also received as additional consideration for the 2000 Notes a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock was trading in the over-the-counter market (after its delisting from the American Stock Exchange) at less than $0.01 per share as of December 31, 2004. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the 2000 Notes from HTI.

PG Oldco, Inc., a creditor of HTI under notes in an aggregate principal amount of $2,200,000 ("PG Oldco Notes"), also had a security interest in the Collateral and had commenced steps to protect its interest. Under a Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") by and among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC had a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement). PG Oldco, Inc. had a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. On May 23, 2003 Heartland purchased from PG Oldco, Inc. the PG Oldco Notes for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003. This note and accrued interest were paid in full on October 31, 2003. The purchase price of $1,270,000 for the PG Oldco Notes was recorded as an increase in "Due from Affiliate" on the Company's consolidated financial statements.

On April 16, 2004, the Company purchased the claims that an unrelated third party maintained against HTI, the former general partner of Heartland, for $70,000 which is included in general and administrative expense for the year ended December 31, 2004. The claims include a $500,000 note (the "LZ debt claim") and a "put" claim of approximately $13 million (the "LZ put claim"). HTI disputes the validity of the LZ put claim. The Company purchased these claims because it believes the value was reasonable and to preserve an orderly liquidation of HTI given HTI's ownership of the limited liability companies which hold the Company's Class B and General Partner interests.

Heartland has recorded an allowance for doubtful accounts of approximately $7,234,000 and $5,133,000 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000 at December 31, 2004 and 2003, respectively. Heartland has recorded an allowance for doubtful accounts against the 2000 Notes and PG Oldco Notes because HTI has indicated to Heartland that it does not have the means to repay the amounts owed under the 2000 Notes and PG Oldco Notes. A $5,000,000 allowance for doubtful accounts was recorded in the fourth quarter of 2003 following the sale of the Company's Fife, Washington property and the subsequent cash distribution of $2.30 per Unit in December 2003 which reduced the estimated amount of potential future distributions distributable to the Class B Interest. An additional $2,101,000 was recorded in the fourth quarter of 2004 based on the Company's continued operating losses, increased environmental expense and the proposed settlement with HTI. Because Heartland intends to acquire the Class B Interest from HTI either pursuant to a proposed settlement agreement between HTI and certain of its creditors or upon a foreclosure of the Class B Interest, as discussed below, Heartland has determined that the amount due from affiliate should reflect the value of the Class B Interest based on the estimated amount of potential future cash distributions distributable in respect of the Class B Interest upon a liquidation of Heartland (assuming that the Class B Interest is not cancelled and remains outstanding). In the event that the proposed settlement agreement is not approved by HTI's other creditors, Heartland anticipates that it will exercise its rights under the 2000 Notes, the PG Oldco Notes, the related security agreements and applicable law to foreclose on the Class B Interest. Upon either the acquisition of the Class B Interest pursuant to the proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's creditors or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed upon and cancelled, it will be entitled to receive distributions in accordance with the terms of the partnership agreement.

Proposed Settlement with HTI

HTI has proposed a settlement under which CMC would pay HTI $669,000 and release its claims (including the LZ put claim, the LZ debt claim, the PG Oldco Claim and the CMC loan). CMC would get the Class B Interest and HTI would transfer the General Partner interest and Management Agreement to an entity controlled by CMC's Board of Managers. This settlement has been approved by a committee of independent members of HTII's Board of Managers subject to approval by the other major creditors of HTI.

Real Estate Sale Activities

Property sales during 2004 totaled $4,035,000. Significant sales included approximately 2 acres of land in the Kinzie Station development in Chicago, Illinois for $1,597,000, 6 acres of land at Petit Point located near Milwaukee, Wisconsin for $1,155,000, approximately 28 acres of land in Rockford, Illinois for $180,000, 7 acres of land in Fife, Washington for $200,000, approximately 11,777 acres of land scattered over 12 states for approximately $250,000 and other land parcels for approximately $610,000.

Property sales in 2003 totaled $32,680,000. 2003 sales included 170 acres in Fife Washington for $13,250,000, 3 acres of land in Kinzie Station North for $9,850,000, 142 acres in the Menomonee Valley in Milwaukee, Wisconsin for $3,550,000, 11 acres of land at Plankinton Yard located near Milwaukee, Wisconsin for $819,000, and 7 units in Longleaf for $1,811,000.

At December 31, 2004 the Company had (i) approximately 4 acres of remaining property at Kinzie Station in Chicago, Illinois, along with associated air rights; (ii) approximately 25 acres of property in Rockford, Illinois; (iii) a 5 acre property in Minneapolis, Minnesota ("Lite Yard"); (iv) a 20 acre property in Glendale, Wisconsin and (v) approximately 166 acres of land and easements scattered over 9 states. Heartland also owns approximately 4,000 square feet of office space in Chicago, Illinois. When the Company conveyed its property in Menomonee Valley located in Milwaukee, Wisconsin to the Redevelopment Authority of the City of Milwaukee ("RACM") in connection with a July 2003 condemnation proceeding, it retained the right to appeal the purchase price and to seek additional consideration. In April 2004, the Company filed suit against RACM in the Milwaukee County Circuit Court appealing the amount paid by RACM.

The Company has the right to sell easements for fiber optic lines along or across 83 miles of rail right of way running from downtown Chicago west to Elgin and Northwest to Fox Lake, Illinois. The Company receives two thirds of the proceeds of any sale. The owner of the right of way receives the other third.

Other Activities

At December 31, 2004, the allowance for claims and liabilities established by Heartland for environmental and other contingent liabilities totaled approximately $4,228,000. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given the uncertainty inherent in litigation, resolution of these matters could require funds greater or less than the $4,228,000 allowance for claims and liabilities. Heartland engages outside counsel to defend it in connection with most of these claims. Significant claims are summarized in Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Regulatory and Environmental Matters

For a discussion of regulatory and environmental matters, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

At December 31, 2004, Heartland employed 3 people, including Richard P. Brandstatter who resigned his employment with the Company effective January 1, 2005.

ITEM 2.    PROPERTIES.

A discussion of certain significant properties of the Company is included in
Item 1. "Business." Properties designated for sale include holdings that were previously designated for development, and approximately 166 acres of scattered land parcels. The Company's holdings are located in Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Montana, Washington, and Wisconsin. The Company also owns certain air rights in Chicago, Illinois.

Heartland's headquarters occupies approximately 500 square feet of leased office space located at 53 West Jackson Blvd, Suite 1150, Chicago, Illinois. The lease for this office space expires May 31, 2005, and was prepaid in the amount of $15,000.

ITEM 3.    LEGAL PROCEEDINGS.

Krachtt Litigation

On September 21, 2004, the surviving spouse of an employee of a contractor demolishing buildings on what was then Company owned property filed suit against the Company, the contractor and the contractor's insurer in Milwaukee County, Wisconsin Circuit Court alleging wrongful death of the employee and other damages. The matter has been referred to the Company's insurer which has accepted the defense of this litigation.

Southeast Wisconsin Professional Baseball District

In February 2002, the Company filed suit, which was amended on October 20, 2003, against the Southeast Wisconsin Professional Baseball District (the "District") in Milwaukee County Circuit Court to enforce a provision of a contract between the District and the Company providing for the construction of a six lane bridge to the Company's former Menomonee Valley project. On July 19, 2004, the Court ruled in favor of the District's motion for summary judgment holding that the claim ran with the land and was now held by the Redevelopment Authority of the City of Milwaukee, to whom the Company had conveyed the property in lieu of condemnation in July, 2003.

Maples

Under the terms of a lot agreement with the Longleaf Associates Limited Partnership ("LALP"), CMCVII was required to pay $135,000, $250,000, $135,000 and $250,000 on April 1, 2002, November 1, 2002, April 1, 2003, and November 1, 2003, respectively, to Maples, the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. The four payments totaling $770,000 were not made, which constituted an event of default under the lot agreement. The Company believes Maples is in default of its obligations under the golf membership agreements. In addition, LALP, the seller of the Longleaf lots, did not notify CMCVII that it was in default. LALP would have been entitled to seek specific performance and/or other remedies as provided for in the membership agreement. However, due to its belief that Maples had breached the membership agreement, CMCVII did not make these payments. On June 19, 2003, Maples joined CMCVII as a defendant in a lawsuit Maples filed against LALP in the North Carolina General Court of Justice Superior Court Division of Moore County for breach of contract. Maples is seeking $3,515,000 in compensatory damages from the defendants. CMCVII is vigorously defending itself against this action and at this time the Company has not recorded a loss contingency because the Company cannot determine (a) if it is probable that a liability will be incurred and (b) the amount of any possible liability. The Company's management is not able to express an opinion on whether this action will adversely affect the Company's future financial condition or results of operations. At this time, due to the sale of all of the assets of CMCVII on December 31, 2003, and due to the release of CMCVII from any liability related to the lot agreement by LALP, the Company is attempting to have CMCVII removed as a defendant in the lawsuit.

Edwin Jacobson Lawsuit

On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or managers of the General Partner. One of the lawsuits alleges CMC breached the terms of his employment contract and that the officers and/or board members wrongfully interfered with his contract. Jacobson is seeking compensatory and punitive damages ($1,000,000 in salary and $11,000,000 in incentive compensation). Jacobson asked the court to enforce his contract and enjoin the Company from selling property or making distributions to the Unitholders until the Company has appraised its properties and paid him according to the terms of his employment contract. Jacobson's second lawsuit was for defamation. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. On May 29, 2003, the court dismissed, with prejudice, the defamation lawsuit against the Company, CMC and certain officers and/or managers of the General Partner. At the same time, the court dismissed, with prejudice, Jacobson's motion to enjoin the Company from selling its real estate properties. Jacobson also filed a motion for summary judgment on his contract claims which the court denied. Jacobson filed a motion for reconsideration which was denied on April 8, 2005. CMC has filed a counterclaim alleging breach of fiduciary duty and a motion to dismiss the claim for tortious interference with a contract. Jacobson filed a motion for summary judgment on CMC's counterclaim alleging breach of fiduciary duty which was denied on April 8, 2005.

On February 28, 2003, the Company filed suit against Jacobson in Delaware state court to collect a note from Jacobson to the Company in the amount of $332,000, which includes $16,000 of interest that has not been recorded in the Company's consolidated financial statements. On July 8, 2003, the Delaware Court stayed that action pending resolution of Jacobson's action against the Company.

CMC is vigorously defending itself against Jacobson's lawsuit and, in the opinion of management, has valid defenses against the remaining lawsuit relating to the Company's alleged breach of Jacobson's employment contract. At this time, the probability that a liability will be incurred and the amount of any potential liability cannot be determined. However, this litigation may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders. The parties have agreed to voluntary, non-binding mediation.

RACM

On July 30, 2003, the Company conveyed 142 acres of property in Milwaukee, Wisconsin to the Redevelopment Authority of the City of Milwaukee ("RACM") in consideration of $3.55 million in lieu of condemnation. The Company reserved the right to appeal the fair market value of the property and filed that appeal on April 6, 2004, in Milwaukee County, Wisconsin Circuit court. The most recent appraisal performed on behalf of the Company opines that the property had a fair market value of $15 million. There is no assurance that a court will award that amount at trial or that RACM would offer that amount to settle the litigation. A court could find that the property was worth less than $3.55 million and order the Company to return money to RACM. Any determination of fair market value and award to the Company will be net of the $3.55 million which the Company has already received. In the event of a court decision that determines the value of the property to be more than 115% of $3.55 million, the Company will be entitled to recover certain costs of the appeal.

Lite Yard

CMC owns a 5 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead ("Lite Yard"). On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. The Company filed suit against US Borax Inc. ("Borax") on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. This matter was settled pursuant to a Confidential Settlement Agreement and Release dated September 27, 2004, between the Company and Borax. Pursuant to the settlement agreement, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At December 31, 2004 and 2003, the Company's aggregate allowance for claims and liabilities for this site was $1,588,000 and $3,415,000, respectively. Of this amount, $726,000 was billed, but not yet paid, in respect of work related to the site through December 31, 2004.

At December 31, 2004, the Company has recorded a $905,000 receivable for the portion of these amounts due from Borax under the settlement agreement.

On September 3, 2004, the United States Environmental Protection Agency ("USEPA") issued an order ("Order") requiring the Company and Borax to remediate arsenic in the soils of a nearby residential neighborhood on an emergency basis. On January 24, 2005, the USEPA issued a general notice letter ("Letter) to the Company and Borax requesting that the Company and Borax perform a remedial investigation and feasibility study on the soils of the same nearby residential neighborhood on a non-emergency basis for matters not covered by the Order. Neither the Order nor the Letter are covered by the Confidential Settlement Agreement and Release between the Company and Borax.

The Company offered the USEPA $300,000 to settle the Company's obligations under the Order and Letter. The USEPA has not yet responded to the Company's offer. The Company believes, based on USEPA publications, that the USEPA has provided $1,500,000 for past and future remediation activities in the residential neighborhood. This amount does not necessarily represent the entire cost of the cleanup being under taken by the USEPA. The entire cost could be higher or lower. The USEPA could seek substantial penalties against the Company in addition to remediation costs. The Company engaged an environmental engineering consultant to review information available regarding the possible scope and cost of USEPA activities. The consultant projected a range of possible costs of $2,841,000 to $3,833,000. However, this estimate was based on limited data available to the consultant. The Company has reserved $1,196,000 in connection with the Order and Letter. This reserve amount takes into consideration the estimated range of possible costs and the allocation of costs among PRPs for the on-site remediation at the Lite Yard.

A former consultant for the Company at the Lite Yard, Exponent, Inc., filed suit against the Company in Minnesota state court on January 27, 2005. The complaint alleges that the Company owes Exponent $361,000 in unpaid consultant fees. CMC has disputed the reasonableness of Exponent's invoices.

Miles City Yard

By letter dated June 10, 2004, the Montana Department of Environmental Quality ("DEQ") demanded that the Company perform a remedial investigation of a railyard in Miles City, Montana previously owned and operated by the Chicago, Milwaukee, St. Paul and Pacific Railroad (the "Milwaukee Road"). The Company has, for many years, been conducting a clean-up of a substantial diesel fuel release at this site. On September 7, 2004, Trinity Railcar Repair, Inc. ("Trinity") filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors-in-interest and Trinity's alleged predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. On September 14, 2004, Trinity filed a motion for a preliminary injunction to prohibit the Company from liquidating or making distributions to its Unitholders. On January 10, 2005, the court held a hearing at which the Company's engineering witness testified that the maximum cost of investigation and remediation could be as much as $1,250,000. However, this estimate was not based on any direct investigation of conditions at the site. On March 24, 2005, the court ordered the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The court did not make a determination as to the requirement for any remediation, the costs of remediation or liability for any costs. The Company is considering an appeal of this order and is negotiating a letter of credit to comply with the terms of such order. The Company, based on current review of the site believes that the range of costs of investigation and remediation, including the ongoing diesel fuel clean-up could be between $618,000 and $1,740,000. At December 31, 2004, the Company's aggregate allowance for claims and liabilities for this site (including costs of investigation, remediation and legal fees relating to the litigation) is $618,000.

Bozeman

In 2001 the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under the Montana Controlled Allocation of Liability Act ("CALA") with regard to the sold property. In the administrative proceeding, the DEQ will allocate environmental liability among potentially liable parties. The Company has projected that the total cost of the remediation already performed by the City of Bozeman plus additional remediation which may be required for the south half of the property is approximately within a range from $997,000 to $1,645,000. The estimated range of costs for the neighboring property is $120,000 to $219,000. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liabilities for any clean-up of the south half of the property. The Company has reserved an aggregate of $332,000 for all claims and liabilities associated with this property and the neighboring property. This reserve amount reflects the ranges of costs for both on-site and off-site remediation and the Company's limited liability to the City of Bozeman under the terms of the sale of the property to the City of Bozeman.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of Unitholders of Heartland during the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Historical Trading Prices for Units

The Class A limited partnership units are listed and traded on the American Stock Exchange under the symbol "HTL". The units began trading on a "when issued" basis on June 20, 1990. The following table sets forth the high and low sales prices per unit by quarter for the years ended December 31, 2004 and 2003.

2004                                   High              Low

First quarter                         $ 8.15             $ 6.55
Second quarter                          7.95               6
Third quarter                           6.69               4.10
Fourth quarter                          5.21               3.99

2003

First quarter                         $ 7.10             $ 5.30
Second quarter                          8.90               6.60
Third quarter                           9                  6
Fourth quarter                          9.75               6.75


Based on records maintained by Heartland's transfer agent and registrar, there were approximately 500 record holders of Heartland's units as of April 25, 2005.

Cash Distributions to Unitholders

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

Heartland's Available Cash Flow will be derived from CMC and CMCIII. When, and if, available and appropriate, the General Partner expects to cause Heartland to make distributions of Heartland's Available Cash Flow in an amount equal to 98.5% to the Unitholders, 0.5% to the Class B Interest, and 1% to the General Partner, although there can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. If the partnership were dissolved, liquidating distributions would be made pro rata to each partner in accordance with its positive capital account balance after certain adjustments set out in the partnership agreement. As of December 31, 2004, the Unitholders' capital account balance was $0, the Class B Interest's capital account balance was $5,136,000, and the General Partner's capital account balance was $0. Future lenders to Heartland may impose restrictions on Heartland's ability to make cash or other property distributions. In addition, distributions may not be made to Unitholders until Heartland has paid to HTII (or its assignee) all accrued and unpaid management fees pursuant to the Management Agreement between Heartland and HTII. As of December 31, 2004 and 2003, there were no unpaid management fees. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month.

No cash distributions were made during 2004 or 2002. During 2003, Heartland declared and distributed cash distributions, in the aggregate, of approximately $3.35 per unit. The Company's 2003 distributions were greater than in any past year. Unitholders should not expect this level of distributions on an annual basis.

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

Following is a summary of Heartland's selected financial data for the years ended and as of December 31, 2004, 2003, 2002, 2001 and 2000 (amounts in thousands except per Unit data):


Statement of Operations Data:                       2004           2003        2002          2001          2000
-----------------------------                       ----           ----        ----          ----          ----

Property Sales                                   $    4,035    $   32,680   $    6,766    $   30,471    $   61,009
Operating (loss) income                          $   (4,524)   $   (3,763)  $   (2,455)   $    4,426    $    8,436
Other income                                     $      169         1,408        1,397           932         1,408
                                                 -----------   -----------  -----------   -----------   -----------
Net (loss) income                                $   (4,355)   $   (2,355)  $   (1,058)   $    5,358    $    9,844
                                                 ===========   ===========  ===========   ===========   ===========
Net income (loss) allocated
   to General Partner                            $        2    $       --   $      (11)   $       54    $       27
                                                 ===========   ===========  ===========   ===========   ===========
Net (loss) income allocated
   to Class B Interest                           $   (4,357)   $      (56)  $       (5)   $       26    $    3,911
                                                 ===========   ===========  ===========   ===========   ===========
Net (loss) income allocated
    to Class A Units                             $       --    $   (2,299)  $   (1,042)   $    5,278    $    5,906
                                                 ===========   ===========  ===========   ===========   ===========

Net (loss) income per Class A Unit               $       --    $    (1.10)  $    (0.50)   $     2.48    $     2.76
                                                 ===========   ===========  ===========   ===========   ===========

Cash distributions declared per Class A Unit     $       --    $     3.35   $       --    $       --    $       --
                                                 ===========   ===========  ===========   ===========   ===========


                                December 31,       December 31,     December 31,      December 31,      December 31,
     Balance Sheet Data             2004               2003             2002              2001              2000
                                    ----               ----             ----              ----              ----
Net Properties                $     6,416       $     7,730       $    28,699       $    28,201       $    38,916
Total assets                       11,673            16,991            38,855            38,420            47,584
Allowance for claims
   and liabilities                  4,228             3,970             4,050             4,337             4,478
Total liabilities                   6,537             7,500            19,893            18,360            32,088
Partners' capital                   5,136             9,491            18,962            20,060            15,496


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

Notes Receivable from HTI

HTI owes Heartland, in the aggregate, approximately $9,734,000 of which $8,464,000 relates to the 2000 Notes and the PG Oldco Notes, both of which are secured by the Class B Interest. Heartland has recorded an allowance for doubtful accounts of approximately $7,234,000 related thereto. Upon either the acquisition of the Class B Interest pursuant to a proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's creditors or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed upon and cancelled, it will be entitled to receive distributions in accordance with the terms of the Partnership Agreement. For additional information regarding these matters, see "Item 1. Business - Notes Receivable from HTI."

Pending Litigation

The Jacobson litigation, as well as the other litigation disclosed in Item 3 above, may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson, or other, litigation, the Company may not be left with any cash or other property to distribute to the Unitholders.

As discussed in "Item 3. Legal Proceedings--Miles City Yard", a state court in Montana issued an order requiring the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs on land formerly owned by the Company, or its predecessor-in-interest, in Miles City, Montana. The Company is considering an appeal of this order and is negotiating a letter of credit to comply with the terms of such order.

Access to Financing

As of December 31, 2004, Heartland's total consolidated debt was zero. There can be no assurance that the amounts available from internally generated funds, cash on hand and sale of assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of bank financing. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its liquidation strategy and for other expenditures, properties might be sold for far less than their market value. Any such discounted sale could adversely affect Heartland's future results of operations and future cash flows. However, the Company's management at this time does not anticipate selling the Company's remaining properties at substantial discounts from their market value.

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

The Company is working to resolve its remaining liabilities which primarily consist of environmental matters and Edwin Jacobson's claim against the Company. In addition, the Company is pursuing recovery on the RACM claim it has against local governmental units in Wisconsin and foreclosing on its Class B Partnership Interest. Significant estimates are used in the preparation of financial statements to value the Class B Interest which represents the collateral of the HTI note receivable owed to the Company and CMC, the recoverability of the total cost of properties and the Company's environmental liabilities. The amount and timing of any future cash distributions will depend on generation of cash from sales and claims and the resolution of liabilities. The Company has experienced recurring operating losses for the years ended December 31, 2004, 2003, and 2002 and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations and meet existing and future liabilities. These losses, uncertainty as to the amount and timing of additional compensation from the RACM claim, if any, and the uncertainty surrounding such environmental liabilities and other claims, particularly the Edwin Jacobson lawsuit, create uncertainties about the Company's ability to meet existing and future liabilities as they become due. The Company has taken certain steps, including the reduction of fixed overhead and conservation of cash, in light of these uncertainties. The Company may be required to seek additional capital in the form of bank financing, however, there is no assurance that such bank financing will be available or, if available, will be on terms favorable to the Company.

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

The Class A units are currently traded on the American Stock Exchange under the symbol "HTL". The Class A units are thinly traded. There are no assurances that the Company will maintain its listing on the exchange. If the Class A units should be delisted from the exchange, it is likely that it could materially and/or adversely affect any future liquidity in the Class A units.

Summary of Significant Accounting Estimates

The Company's most significant accounting estimates relate to the net realizable value of assets, potential environmental liabilities, pending litigation and the treatment of certain loans from Heartland to the General Partner.

Net Realizable Value of Assets

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. In the second quarter of 2004, an impairment loss of $57,000 was recognized as a component of cost of sales.

Reserve for Environmental Liabilities

Estimation of Amount of Reserve for Environmental Claims and Liabilities:

The Company evaluates the environmental liabilities associated with its properties on a regular basis. The Company records an allowance, or reserve, for known potential environmental claims and liabilities, including remediation, legal and consulting fees, to the extent it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The reserve amount does not include any estimated amounts for unknown claims and liabilities. The Company estimates its reserve for known environmental claims and liabilities independent from any claims the Company may have for recovery against third parties, including from governmental sponsored clean-up funds. If the Company cannot reasonably estimate the amount of an environmental claim or liability, but (i) the Company's management is able to determine that the amount of the liability is likely to fall within a range and (ii) no amount within that range can be determined to be a better estimate than any other amount, then the Company records the reserve at the minimum amount of the range. At December 31, 2004, the Company recorded a receivable for the estimated amount due for future costs at the Lite Yard under the Borax settlement agreement of $905,000. At December 31, 2004, the reserve for environmental claims and liabilities was $4,228,000, which represents the minimum amount of the range of the Company's estimate of environmental claims and liabilities. The Company estimates the upper range of the Company's environmental claims and liabilities to be approximately $10,841,000.

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

In connection with the Company's efforts to obtain environmental insurance or transfer its environmental claims and liabilities to third parties, the Company engaged an outside consultant to estimate the potential environmental exposure for claims (other than those related to the Wheeler Pit and Company owned property at the Lite Yard) based on an "expected value" methodology. While an expected value methodology is an accepted approach to valuation, it incorporates certain assumptions, including estimates for unknown claims and liabilities, and, as a result, is not recognized under generally accepted accounting principles. The expected value for the Company's current portfolio estimated by the outside consultant (which, as noted above, does not include estimates for claims related to the Wheeler Pit or Company owned property at the Lite Yard) is approximately $5,450,000, with an upper range of $9,410,000. At December 31, 2004, the Company estimates the range of the Company's environmental claims and liabilities to be between $4,228,000 and $10,841,000.

Factors and Properties Affecting the Amount of the Company's Environmental
Liabilities:

Under environmental laws, liability for hazardous substance contamination is imposed on the current owners and operators of the contaminated site, as well as the owner or the operator of the site at the time the hazardous substance was disposed or otherwise released. In most cases, this liability is imposed without regard to fault. Currently, the Company has known environmental liabilities associated with certain of its properties arising out of the activities of the Milwaukee Road or certain of the Milwaukee Road's lessees and may have further material environmental liabilities as yet unknown. The majority of the Company's known environmental liabilities stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad or in operations conducted by the Milwaukee Road's lessees.

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

The Company's practice when it sells land is to sell the property "as is, where is" without any representation or indemnification for environmental conditions. The Company has one active site, however, Miles City, Montana, where the Milwaukee Road and its successor may have issued certain limited indemnifies to the buyer for specified environmental concerns. There are other cases in which the Company has had a claim arising out of alleged contamination on sold property. In some, but not all, of these instances, the Company has been successful in asserting that such liabilities were discharged in the bankruptcy proceedings of the Milwaukee Road.

The Company may be responsible for certain liabilities that arise from the historical operations of the Milwaukee Road railroad that have nothing to do with the ownership of property. The Company has been, for example, named as a "potentially liable party" or had claims asserted by a private parties in landfill-clean-up cases in which there is an allegation that the Milwaukee Road generated or transported materials to the landfill. Additional claims may arise in the future. In certain of these cases, the Company has asserted that such liabilities were discharged in the bankruptcy proceedings of the Milwaukee Road.

The DEQ has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by the Milwaukee Road's reorganization trustee prior to the consummation of its reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Milwaukee Road. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with the DEQ in April 1997. While the DEQ has not formally changed its position, the DEQ has not elected to file suit.

At two separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

Lite Yard

CMC owns a 5 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead ("Lite Yard"). On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. The Company filed suit against Borax on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. This matter was settled pursuant to a Confidential Settlement Agreement and Release dated September 27, 2004, between the Company and Borax. Pursuant to the settlement agreement, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At December 31, 2004 and 2003, the Company's aggregate allowance for claims and liabilities for this site was $1,588,000 and $3,415,000, respectively. Of this amount, $726,000 was billed, but not yet paid, in respect of work related to the site through December 31, 2004.

At December 31, 2004, the Company has recorded a $905,000 receivable for the portion of these amounts due from Borax under the settlement agreement.

On September 3, 2004, the United States Environmental Protection Agency ("USEPA") issued an order ("Order") requiring the Company and Borax to remediate arsenic in the soils of a nearby residential neighborhood on an emergency basis. On January 24, 2005, the USEPA issued a general notice letter ("Letter) to the Company and Borax requesting that the Company and Borax perform a remedial investigation and feasibility study on the soils of the same nearby residential neighborhood on a non-emergency basis for matters not covered by the Order. Neither the Order nor the Letter are covered by the Confidential Settlement Agreement and Release between the Company and Borax.

The Company offered the USEPA $300,000 to settle the Company's obligations under the Order and Letter. The USEPA has not yet responded to the Company's offer. The Company believes, based on USEPA publications, that the USEPA has provided $1,500,000 for past and future remediation activities in the residential neighborhood. This amount does not necessarily represent the entire cost of the cleanup being under taken by the USEPA. The entire cost could be higher or lower. The USEPA could seek substantial penalties against the Company in addition to remediation costs. The Company engaged an environmental engineering consultant to review information available regarding the possible scope and cost of USEPA activities. The consultant projected a range of possible costs of $2,841,000 to $3,833,000. However, this estimate was based on limited data available to the consultant. The Company has reserved $1,196,000 in connection with the Order and Letter. This reserve amount takes into consideration the estimated range of possible costs and the allocation of costs among PRPs for the on-site remediation at the Lite Yard.

A former consultant for the Company at the Lite Yard, Exponent, Inc., filed suit against the Company in Minnesota state court on January 27, 2005. The complaint alleges that the Company owes Exponent $361,000 in unpaid consultant fees. CMC has disputed the reasonableness of Exponent's invoices.

Miles City Yard

By letter dated June 10, 2004, the DEQ demanded that the Company perform a remedial investigation of a railyard in Miles City, Montana previously owned and operated by the Milwaukee Road. The Company has, for many years, been conducting a clean-up of a substantial diesel fuel release at this site. On September 7, 2004, Trinity filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors-in-interest and Trinity's alleged predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. On September 14,

2004, Trinity filed a motion for a preliminary injunction to prohibit the Company from liquidating or making distributions to its Unitholders. On January 10, 2005, the court held a hearing at which the Company's engineering witness testified that the maximum cost of investigation and remediation could be as much as $1,250,000. However, this estimate was not based on any direct investigation of conditions at the site. On March 24, 2005, the court ordered the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The court did not make a determination as to the requirement for any remediation, the costs of remediation or liability for any costs. The Company is considering an appeal of this order and is negotiating a letter of credit to comply with the terms of such order. The Company, based on current review of the site believes that the range of costs of investigation and remediation, including the ongoing diesel fuel clean-up could be between $618,000 and $1,740,000. At December 31, 2004, the Company's aggregate allowance for claims and liabilities for this site (including costs of investigation, remediation and legal fees relating to the litigation) is $618,000.

Bozeman

In 2001 the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under the Montana Controlled Allocation of Liability Act ("CALA") with regard to the sold property. In the administrative proceeding, DEQ will allocate environmental liability among potentially liable parties. The Company has projected that the total cost of the remediation already performed by the City of Bozeman plus additional remediation which may be required for the south half of the property is approximately within a range from $997,000 to $1,645,000. The estimated range of costs for the neighboring property is $120,000 to $219,000. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liabilities for any clean-up of the south half of the property. The Company has reserved an aggregate of $332,000 for all claims and liabilities associated with this property and the neighboring property. This reserve amount reflects the ranges of costs for both on-site and off-site remediation and the Company's limited liability to the City of Bozeman under the terms of the sale of the property to the City of Bozeman.

Other

The Canadian Pacific Railroad, formerly known as the Soo Line Railroad Company, has asserted that the Company is liable for, among other things, the remediation of releases of petroleum or other regulated materials at six different sites located in Iowa, Minnesota and Wisconsin that Canadian Pacific acquired from the Company. The Company has denied liability based on the underlying sale agreement. The environmental claims are all currently being handled by Canadian Pacific, and the Company understands that Canadian Pacific has paid settlements on certain of these claims. Because Canadian Pacific has been handling these matters exclusively, the Company has made no determination as to the merits of the claims and is unable to determine their materiality.

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. At December 31, 2004, Heartland's allowance for claims and liabilities for this site is $191,000. By letter dated April 6, 2005, the lead PRP at this site offered to settle the Company's future obligations for approximately $266,000. Additionally, the lead PRP at this site previously made a demand for monitoring costs of $53,000 incurred through March of 2004. The Company has not paid any amounts to the PRP in respect of monitoring costs for this site to date.

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

The Company has given notice to insurers, which issued policies to the Milwaukee Road of certain of the Company's environmental liabilities. Due to the high deductibles on these policies, the Company has not yet demanded that any insurer indemnify or defend the Company. Consequently, management has not formed an opinion regarding the legal sufficiency of the Company's claims for insurance coverage.

Treatment of Certain Loans from HTI to Heartland

As of December 31, 2004 and 2003, HTI owes Heartland and CMC an aggregate of $9,734,000 of which $8,464,000 relates to promissory notes issued in 2000 and 2001 (the "2000 Notes"). The notes are collateralized by a security interest in the Class B Interest (the "Collateral") and bear interest at 13% per annum. The Company also received as additional consideration for the 2000 Notes a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock was trading in the over-the-counter market (after its delisting from the American Stock Exchange) at less than $0.01 per share as of December 31, 2004. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the 2000 Notes from HTI.

PG Oldco, Inc., a creditor of HTI under notes in an aggregate principal amount of $2,200,000 ("PG Oldco Notes"), also had a security interest in the Collateral and had commenced steps to protect its interest. Under a Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") by and among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC had a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement). PG Oldco, Inc. had a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. On May 23, 2003 Heartland purchased from PG Oldco, Inc. the PG Oldco Notes for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003. This note and accrued interest were paid in full on October 31, 2003. The purchase price of $1,270,000 for the PG Oldco Notes was recorded as an increase in "Due from Affiliate" on the Company's consolidated financial statements.

On April 16, 2004, the Company purchased the claims that an unrelated third party maintained against HTI, the former general partner of Heartland, for $70,000 which is included in general and administrative expense for the year ended December 31, 2004. The claims include a $500,000 note (the "LZ debt claim") and a "put" claim of approximately $13 million (the "LZ put claim"). HTI disputes the validity of the LZ put claim. The Company purchased these claims because it believes the value was reasonable and to preserve an orderly liquidation of HTI given HTI's ownership of the limited liability companies which hold the Company's Class B and General Partner interests.

Heartland has recorded an allowance for doubtful accounts of approximately $7,234,000 and $5,133,000 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000 at December 31, 2004 and 2003, respectively. Heartland has recorded an allowance for doubtful accounts against the 2000 Notes and PG Oldco Notes because HTI has indicated to Heartland that it does not have the means to repay the amounts owed under the 2000 Notes and PG Oldco Notes. A $5,000,000 allowance for doubtful accounts was recorded in the fourth quarter of 2003 following the sale of the Company's Fife, Washington property and the subsequent cash distribution of $2.30 per Unit in December 2003 which reduced the estimated amount of potential future distributions distributable to the Class B Interest. An additional $2,101,000 was recorded in the fourth quarter of 2004 based on the Company's continued operating losses, increased environmental expense and the proposed settlement with HTI. Because Heartland intends to acquire the Class B Interest from HTI either pursuant to a proposed settlement agreement between HTI and certain of its creditors or upon a foreclosure of the Class B Interest, as discussed below, Heartland has determined that the amount due from affiliate should reflect the value of the Class B Interest based on the estimated amount of potential future cash distributions distributable in respect of the Class B Interest upon a liquidation of Heartland (assuming that the Class B Interest is not cancelled and remains outstanding). In the event that the proposed settlement agreement is not approved by HTI's other creditors, Heartland anticipates that it will exercise its rights under the 2000 Notes, the PG Oldco Notes, the related security agreements and applicable law to foreclose on the Class B Interest. Upon either the acquisition of the Class B Interest pursuant to the proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's creditors or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed upon and cancelled, it will be entitled to receive distributions in accordance with the terms of the partnership agreement.

HTI has proposed a settlement under which CMC would pay HTI $669,000 and release its claims (including the LZ put claim, the LZ debt claim, the PG Oldco Claim and the CMC loan). CMC would get the Class B Interest and HTI would transfer the General Partner interest and Management Agreement to an entity controlled by CMC's Board of Managers. This settlement has been approved by a committee of independent members of HTII's Board of Managers subject to approval by the other major creditors of HTI.

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

Critical Accounting Policies

The following section is a summary of critical accounting policies that require management estimates and judgments.

     o The Company provides an allowance for doubtful accounts against the portion of accounts receivable that is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $354,000 as of December 31, 2004. Due from affiliate on the consolidated balance sheets are shown net of an allowance for doubtful accounts of $7,234,000 as of December 31, 2004. The value of the Class B Interest, held as collateral for the 2000 Notes and PG Oldco Notes, involve significant estimates by the Company.

     o Heartland evaluates environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim the Company may have for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be a better estimate than any other amount, then an allowance in the minimum amount of the range is established.

     o For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property.

Results of Operations

Operations for the year ended December 31, 2004 resulted in a net loss of ($4,355,000). The loss was allocated to the Class B Interest in accordance with the relevant provisions of the Partnership Agreement. For the year ended December 31, 2003, operations resulted in a net loss of ($2,355,000) or ($1.10) per Class A Unit. Operations for the year ended December 31, 2002 resulted in a net loss of ($1,058,000) or ($0.50) per Class A Unit.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Property Sales. Property sales decreased $28,645,000, or 88% to $4,035,000 for year ended December 31, 2004 from $32,680,000 for the year ended December 31, 2003. There were several large sales that closed in 2003 including 3 acres of land in Kinzie Station North for $9,850,000, 170 acres of land in Fife, Washington for $13,250,000 and the conveyance of title to approximately 142 acres of land in Milwaukee, Wisconsin for $3,550,000. Property sales that closed in 2004 include 2 acres of industrial land in Kinzie Station, Chicago, Il for approximately $1,597,000, 6 acres in Milwaukee, WI for approximately $1,155,000, 21 acres in Rockford, Il. for approximately $180,000 and 11,777 acres of non-contiguous land in 12 states for $250,000.

Cost of Property Sales. Cost of property sales decreased $22,388,000, or 94% to $1,321,000 for year ended December 31, 2004 from $23,709,000 for year ended December 31, 2003. This decrease was primarily the result of lower property sales in 2004.

Gross Profit on Property Sales. Gross profit on property decreased $6,257,000, or 70% to $2,714,000 for year ended December 31, 2004 from $8,971,000 for year ended December 31, 2003. This decrease was primarily the result of lower property sales in 2004 partly offset by a book loss of $4,000,000 on the disposition of the Menomonee Valley property in Milwaukee, WI in 2003.

Selling Expenses. Selling expenses decreased $1,126,000, or 61% to $721,000 for year ended December 31, 2004 from $1,847,000 for year ended December 31, 2003. This decrease reflected lower sales activity in 2004 and the elimination of sales expense from the Longleaf development which was sold in 2003.

General and Administrative Expenses. General and administrative expenses decreased $42,000, or 1% to $3,391,000 for year ended December 31, 2004 from $3,433,000 for year ended December 31, 2003. The decrease was primarily due to slightly lower legal and consulting fees. The Company also had incurred large payments in 2003 and 2004 under a Partnership Insurance program. These payments will not recur in future years.

Interest Expense. Interest expense decreased $328,000, or 91% to $33,000 for year ended December 31, 2004 from $361,000 for year ended December 31, 2003. This decrease was primarily the result of the Company having no outstanding debt during 2004. The $33,000 of interest expense in 2004 relates to fees payable in connection with a line of credit.

Bad Debt Expense. Bad debt expense decreased $2,861,000, or 57% to $2,139,000 for year ended December 31, 2004 from $5,000,000, for year ended December 31, 2003. This decrease was primarily the result of the recording of an allowance for doubtful accounts on the HTI note receivable of $2,101,000 in 2004 compared to $5,000,000 recorded in 2003.

Real Estate Taxes. Real Estate taxes decreased $353,000, or 80% to $91,000 for year ended December 31, 2004 from $444,000 for year ended December 31, 2003. This decrease was the result of fewer properties being owned by the Company during 2004, and the assumption of accrued real estate taxes by the buyer of 11,777 acres of Heartland's properties in 2004.

Environmental Expenses and Other Charges. Environmental expenses and other charges decreased $786,000 or 48% to $863,000 for the year ended December 31, 2004 from $1,649,000 for the year ended December 31, 2003. Heartland spent significant amounts on environmental remediation in 2004, but had reserved for these expenditures in prior years. The Company also got the benefit of payments from Borax for costs relating to remediation of the Lite Yard that had been expensed in prior years.

Other Income and (Expenses). Total other income decreased $1,239,000, or 88% to $169,000 for year ended December 31, 2004 from $1,408,000 for year ended December 31, 2003. Other income for 2003 had included a gain on the extinguishment of $1,500,000 of debt in connection with the sale of Longleaf in North Carolina.

Net (loss) Income. Net loss increased $2,000,000 or 85% to $(4,355,000) for year ended December 31, 2004 from $(2,355,000) for year ended December 31, 2003. The increase was primarily due to lower property sales not being offset by lower operating costs as well as an additional allowance of $2,101,000 for doubtful accounts related to the HTI note receivable.

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

Selling Expenses. Selling expenses increased $670,000, or 57% to $1,847,000 for year ended December 31, 2003 from $1,177,000 for year ended December 31, 2002. This increase was primarily the result of an increase in broker sales commissions of $173,000 because of increased sales revenues, an increase in the sales department legal fees of $174,000 because of the Company's decision in 2003 to sell several properties, and an increase of $348,000 in consulting, security, architecture and surveying expenses that in 2002 had been capitalized to development properties being expensed starting in 2003 because these properties had been designated as held for sale.

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

Other Income and (Expenses). Total other income increased $11,000, or 0.8% to $1,408,000 for year ended December 31, 2003 from $1,397,000 for year ended December 31, 2002. This increase was primarily the result of the $1,500,000 gain on the extinguishment of the LALP debt related to the sale of the CMCVII assets on December 31, 2003 to NC One compared to the $1,137,000 gain recognized by the Company on the sale of its interest in the Goose Island joint venture in 2002.

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

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from development activities, proceeds of property sales, rental income and interest income. Cash was $1,450,000 at December 31, 2004 compared to $3,926,000 as of December 31, 2003 and $751,000 (including $42,000 of restricted cash) as of December 31, 2002. The decrease in cash of $2,476,000 from December 31, 2003 to December 31, 2004 was primarily due to less cash generated from land sales during 2004 compared to 2003 which was not completely offset by lower cash costs and expenses. The increase in cash of $3,175,000 from December 31, 2002 to December 31, 2003 was due to the Company retaining a part of the proceeds of the sale of land a Fife, Washington for working capital. (See the Consolidated Statements of Cash Flows).

Net cash used in operating activities was $2,476,000 for the year ended December 31, 2004 compared to $19,138,000 of net cash provided by operating activities for the year ended December 31, 2003. Cash provided by operating activities from 2004 compared to 2003 decreased by $21,614,000 as a result of significantly lower sales in 2004 that were not offset by lower costs. Cash provided by operating activities in 2003 compared to 2002 increased by $21,429,000. This was primarily due to housing inventories decreasing $7,671,000 in 2003 compared to $3,176,000 in 2002, a difference of $4,495,000. The difference was attributable to selling all the assets of CMCVII on December 31, 2003 to NC One and closing 10 home sales in Longleaf during 2003. Also, land held for sale decreased a total of $12,281,000 in 2003 compared to an increase in land held for development and sale of $3,739,000 in 2002, a difference of $16,020,000 (a decrease in costs). The difference was attributable to having closed no sales of land held for sale in 2002 compared to having closed the Fife, Washington property (170 acres), 2 parcels in Kinzie Station North located in Chicago, Illinois and the deeding of the Menomonee Valley property located in Milwaukee, Wisconsin (142 acres) in 2003. (See the Consolidated Statements of Cash Flows).

The Company did not make any cash distributions to the Unitholders in 2004. On August 11, 2003, Heartland declared a cash distribution of $1.05 per unit. On September 15, 2003, it distributed approximately $2,231,000 in cash, which was allocated 98.5%, to the Unitholders of record as of August 29, 2003, 1% to the General Partner and 0.5% to the Class B Interest. On November 14, 2003, Heartland declared another cash distribution of $2.30 per unit. On December 9, 2003, it distributed approximately $4,885,000 in cash, which was allocated 98.5% to the Unitholders of record as of November 28, 2003, 1% to the General Partner and 0.5% to the Class B Interest. The Company's 2003 distributions were greater than in any past year. Unitholders should not expect the 2003 level of distributions on an annual basis.

Gross proceeds from property sales provided cash flow of $4,035,000 in 2004, $32,680,000 in 2003 and $6,766,000 in 2002. During the years 2005 and 2006, the
Company expects proceeds from property sales to consist primarily of the sale of the remaining Kinzie Station North acreage, Kinzie Station Phase II property, three remaining sites in Illinois, Wisconsin and Minnesota (one in each state) and 166 acres of scattered land parcels located in 9 states, fiber optics rights and additional compensation from the appeal of the RACM condemnation of property in Milwaukee, Wisconsin.

The cost of property sales in 2004 was $1,321,000 or 33% of sales proceeds; $23,709,000 or 73% of sales proceeds in 2003 and in 2002 $5,515,000 or 82% of sales proceeds. Future cost of sales ratios for the remaining real estate sales may vary from ratios experienced in the prior three years depending on which sales close. The balance of Heartland's real estate is former development properties as were the major property sales that took place during the years 2004, 2003 and 2002.

Portfolio income is derived principally from interest earned on certificates of deposit and investment of cash not required for operating activities in overnight investments. Portfolio income for 2004 was $27,000, compared to $30,000 for 2003 and $308,000 for 2002. The decrease in portfolio income from 2002 to the year 2003 of $278,000 is mainly attributable to a decrease in interest earned on the HTI note receivable of $270,000. Heartland stopped accruing interest on the HTI note receivable April 1, 2002 due to the uncertainty regarding the collectibility of the HTI note receivable.

As of December 31, 2004, Heartland had designated 4 sites, or approximately 50 acres with a book value of approximately $5,912,000, for sale. These properties are located in Illinois, Wisconsin and Minnesota, and 166 acres are scattered land parcels throughout 9 states. The Company intends to dispose of land held for sale in an orderly fashion; however, the Company anticipates that the disposal of such properties may extend beyond the year 2005.

In March 2004, the Company obtained a $2,000,000 line of credit with LaSalle National Bank ("LNB"). The line of credit matured December 1, 2004 and bore interest at the prime rate plus 1.5% (7.25% at December 31, 2004). The LNB line of credit was secured by the Kinzie Station North and Kinzie Station Phase II properties that are located in Chicago, Illinois. LNB also required the Company to maintain net worth (defined as assets minus liabilities) of $5,500,000, maintain net income of $1,000,000 during any fiscal year beginning with the year ending December 31, 2003, can not make any advances or distributions to Unitholders or members from funds borrowed under the line of credit, and various other covenants described in the Secured Revolving Note document. The Company did not draw on the LNB line of credit.

The Company's management intends to sell to unrelated third parties the remainder of its properties with a view towards eventually dissolving the partnership within the next two years. The Unitholders will not have control over the divestiture of the Company's remaining assets or, if the partnership is dissolved, the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that the Unitholders will receive any liquidating distributions of cash or other property. The Company is working to resolve its remaining liabilities which primarily consist of environmental matters and Edwin Jacobson's claim against the Company. In addition, the Company is pursuing recovery on the RACM claim it has against local governmental units in Wisconsin and foreclosing on its Class B Partnership Interest. Significant estimates are used in the preparation of financial statements to value the Class B Interest which represents the collateral of the HTI note receivable owed to the Company and CMC, the recoverability of the total cost of properties and the Company's environmental liabilities. The amount and timing of any future cash distributions will depend on generation of cash from sales and claims and the resolution of liabilities. The Company has experienced recurring operating losses for the years ended December 31, 2004, 2003, and 2002 and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations and meet existing and future liabilities. These losses, uncertainty as to the amount and timing of additional compensation from the RACM claim, if any, and the uncertainty surrounding such environmental liabilities and other claims, particularly the Edwin Jacobson lawsuit, create uncertainties about the Company's ability to meet existing and future liabilities as they become due. The Company has taken certain steps, including the reduction of fixed overhead and conservation of cash, in light of these uncertainties. The Company may be required to seek additional capital in the form of bank financing, however, there is no assurance that such bank financing will be available or, if available, will be on terms favorable to the Company.

Interest Rate Sensitivity

The Company's total consolidated indebtedness at December 31, 2004 was zero.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Economic and Other Conditions Generally", "Access to Financing" and "Interest Rate Sensitivity".

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company and the related notes, together with the Report of Independent Registered Accounting Firm thereon, are set forth beginning on page 52 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Heartland's Chief Executive Officer has evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are adequate to ensure that information required to be disclosed by Heartland in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting

In the fourth quarter of 2004, the Company's Chief Financial Officer resigned and the Company engaged RSM McGladrey to perform accounting services. Although the Company has experienced delays in the compilation of its financial statements for 2004 due to this transition, there have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

In December 2004, the Company extended the term of the Company's 2002 Incentive Plan until December 31, 2006. The same employees continue to be covered under the plan.

In December 2004, the Company granted its President, Richard Brandstatter, a $45,000 bonus for certain tasks completed during the year and approved the terms of a consulting agreement, pursuant to which Mr. Brandstatter (following his resignation effective January 1, 2005) will receive an annual consulting fee of $100,000 for consulting services and will be eligible to receive up to an additional $30,000 upon the completion of certain identified tasks.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Heartland does not have a Board of Directors.

Set forth below is information for each director of HTI, each manager of HTI Interests, LLC and each executive officer of HTI and Heartland. Directors of HTI and managers of HTII are not compensated by Heartland.



                                                             Principal Occupation, Business
           Name and Age                                       Experience and Directorships
           ------------                                       ----------------------------

Lawrence S. Adelson, 55........      Chief Executive  Officer of the Company since February,  2002;  Manager of HTI
                                     Interests,  LLC  since  February,  2002;  Chairman  of  the  Board  and  Chief
                                     Executive  Officer  of  HTI  since  February,  2002;  Director  of  HTI  since
                                     February,  2002; Vice President and General Counsel of the Company (June, 1990
                                     - February,  2002); Vice President and General Counsel of HTI (October, 1988 -
                                     February, 2002).

Richard P. Brandstatter, 49....      Former  President  of the  Company  from March 2003 to  December  2004;  Chief
                                     Financial  Officer of the Company from  November 2004 to December  2004;  Vice
                                     President - Finance,  Treasurer  and  Secretary of HTI since  February,  1999;
                                     Director of HTI since June,  2002,  Vice  President - Finance,  Treasurer  and
                                     Secretary of the Company (August, 1995-March, 2003).

Daniel L. Bernardi, 50.........      Former  Chief  Financial  Officer of the  Company  from March 2003 to November
                                     2004.  Controller of the Company (September, 1998-March, 2003)

Charles J. Harrison, 47........      Vice  President  Real  Estate,  General  Counsel and  Secretary of the Company
                                     since March,  2002.  President of Power Mart Real Estate  Corporation  August,
                                     2001,  to  February,  2002.  General  Counsel  and  prior  positions  with the
                                     Company October 1990 to July 2001.

Thomas F. Power, 64............      Manager of HTI Interests,  LLC since July 2003;  Member of the Audit Committee of HTII since July 2003.  Trustee,  Mexrail  Independent Voting Trust.  Former
                                     President   and  CEO  and   Director  of  Wisconsin   Central   Transportation
                                     Corporation (1999-2001).

George Lightbourn, 53..........      Manager of HTI Interests,  LLC and Member of the Audit Committee of HTII since
                                     2004.  Currently President of Gaming Informatics,  LLC; Senior Fellow with the
                                     Wisconsin  Policy  Research  Institute.  Served as Secretary of the  Wisconsin
                                     Department of  Administration  (January 2000-January 2003).  Deputy  Secretary
                                     of the Department of  Administration  (1995-1999).  Currently serving on board of Madison  Cultural  Arts District  Board,  the Monona  Economic  Development
                                     Committee and SpaceMetrics.

Ezra K. Zilkha, 79.............      Manager of HTI Interests,  LLC and Member of the Audit Committee of HTII since
                                     2002. Former Director of HTI (Class II) (October,  1988-June,  2002);  Retired
                                     as Chairman of the Board of the Company on February 25,  2002; Former chairman of  the  compensation  committee  of  HTI;  Manager  of  HTI  Interests,  LLC;
                                     President  and  Director   (since  1956),   Zilkha  &  Sons,   Inc.   (private
                                     investments),  New York, New York.  Mr. Zilkha  formerly  served as a director of the Newhall Land and Farming Company.

Resignations

Daniel L. Bernardi, Chief Financial Officer, resigned on December 30, 2004. Richard P. Brandstatter, resigned as President of the Company effective January 1, 2005. Mr. Brandstatter remains a member of the Board of Managers of the Company and will have a consulting relationship with the Company as described above. Neither of these positions will be replaced in light of the continuing wind down of the Company's operations.

Identification of the Audit Committee

The General Partner's board of managers has designated a standing audit committee for the Company consisting of Ezra Zilkha, Thomas F. Power and George Lightbourn. Ezra Zilkha and Thomas Power have been designated as the audit committee financial experts serving on the Company's audit committee. Refer to
Item 10. above for Mr. Power's, and Mr. Zilkha's qualifications.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Heartland Technology, Inc., managers of HTI Interests, LLC and any persons who own more than ten-percent of the Units to file forms reporting their initial beneficial ownership of Units and subsequent changes in that ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers and directors of Heartland Technology, Inc., managers of HTI Interests, LLC and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 4 or 5 were required, the Company believes that during the 2004 fiscal year all section 16(a) filing requirements were complied with.

Code of Ethics

The Company has adopted a code of ethics, which is attached as an exhibit to this Form 10-K, that applies to each of the Company's executive officers.

ITEM 11.   EXECUTIVE COMPENSATION.

The following information is furnished as to all compensation awarded to, earned by or paid to the Chief Executive Officer of CMC and the three other executive officers 2004 compensation greater than $100,000.


        Name And                                            Annual          Compensation         All Other
    Principal Position                        Year          Salary             Bonus          Compensation (1)
    ------------------                        ----          ------             -----          ----------------

Lawrence S. Adelson                           2004      $   200,000     $         --           $   3,250
   Chief Executive Officer                    2003          200,000          545,000 (2)           2,400
                                              2002          194,000               --               2,000

Richard P. Brandstatter                       2004      $   168,400     $     76,600 (3)       $  14,050 (4)
   Former President                           2003          134,000          655,000 (5)          13,800 (6)
                                              2002          121,000           12,900 (7)           2,500

Daniel L. Bernardi                            2004      $    88,389     $     30,000 (8)       $   2,030
   Former Chief Financial Officer             2003          100,000           10,000 (9)           3,000


Charles J. Harrison                           2004      $   152,000     $     25,600 (10)      $   3,000
   Vice President Real Estate,                2003      $   150,000     $    205,000 (11)      $   3,000
   General Counsel and Secretary              2002          109,000           21,900 (12)          2,800

__________________________

(1) Unless otherwise noted, "All Other Compensation" is comprised of CMC's contribution on behalf of the officers to a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986. Columns for "Other Annual Compensation", "Restricted Stock Awards", "Options/SARS" and "Payout-LTIP Payout" are omitted since there was no compensation awarded to, earned by or paid to any of the above named executives required to be reported in such columns in any fiscal year covered by the table.

(2) Includes $335,000 payable in respect of 100,000 "phantom" units, or the economic (but not tax) equivalent of 100,000 Units, awarded under Mr. Adelson's employment agreement, and $210,000 payable in respect of the CMC Plan.

(3) Represents $45,000 of special compensation bonus approved by the managers of the Company's general partner, $25,600 related to the 2002 CMC Plan and 6,000 other bonus income.

(4)  Includes $10,800 for an automobile allowance.

(5) Includes $621,500 payable in respect of the CMC Plan, the 2002 CMC Plan and individual merit bonuses, and $33,500 in respect of 10,000 "phantom" units, or the economic (but not tax) equivalent of 10,000 Units awarded under the 2002 CMC Plan.

(6)  Includes $10,800 for an automobile allowance.

(7)  Includes $12,900 payable in respect of the CMC Plan.

(8)  Includes a $30,000 severance payment.

(9)  Includes a $10,000 performance bonus.

(10) Amounts due under 2002 CMC Plan.

(11) Includes $171,500 payable in respect of the 2002 CMC Plan and $33,500 in respect of 10,000 "phantom" units, or the economic (but not tax) equivalent of 10,000 Units, awarded under the 2002 CMC Plan.

(12) Includes amounts payable in respect of the 2002 CMC Plan.

Under a deferred salary arrangement available to all employees, Mr. Adelson deferred approximately $27,000 of his 2001 salary into 2002 and $17,000 of his 2003 salary into 2004. Also, Mr. Adelson, Mr. Brandstatter, Ms. Susan Tjarksen-Roussos and Mr. Harrison deferred payment of accrued bonuses from 2003 to 2004 in the amounts of $417,000, $432,000, $265,000 and $42,000, respectively.

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement is from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. These "phantom" Units are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable.

Heartland does not maintain any pension, profit-sharing, or similar plan for its employees. Insurance benefit programs are non-discriminatory. CMC sponsors a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986. All full-time permanent employees of CMC are eligible to participate in the plan. In 2004, 2003 and 2002, CMC made matching contributions of 25% of each participant's contribution to the plan. Participating 1998 employees were fully vested with respect to salary reduction and CMC's contributions. For all future participants, they are fully vested with respect to salary reduction immediately, but the matching contribution vests at 20% per year. Benefits are normally distributed upon retirement (on or after age 65), death or termination of employment, but may be distributed prior to termination of employment upon a showing of financial hardship. The Group Savings Plan was terminated effective December 31, 2004.

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

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. Effective December 22, 2004, the 2002 CMC Plan was amended to extend to the later of December 31, 2006, or the conclusion of litigation brought by the Company against the Redevelopment Authority of the City of Milwaukee ("RACM") for recovery of the fair value of 142 acres of property previously conveyed to RACM.

The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2006. One current, and two former, officers of the Company are eligible for benefits under the 2002 CMC Plan. As of December 31, 2002, $39,000 had been accrued as compensation expense under the 2002 CMC Plan of which $22,000 had been paid to one of the three officers. For the year 2003, $542,000 has been accrued as compensation expense under the 2002 CMC Plan of which $255,000 was paid during the year 2003. The total for the two years accrued as compensation expense under the 2002 CMC Plan is $581,000 of which a total of $277,000 has been paid to the three officers. The outstanding balance owed of $304,000 was paid on January 5, 2004. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units payable at the time of any distributions to the Unitholders. These "phantom" Units are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. Compensation expense related to these "phantom" Units of $100,500 has been recognized in the consolidated statement of operations, of which $19,500 has been paid, for the year ending December 31, 2003. The outstanding balance owed of $81,000 was paid on January 5, 2004.

In 2005 the Company entered into a separation and consulting agreement with Mr. Brandstatter. Under the agreement, Mr. Brandstatter will receive an annual consulting fee of $100,000 for ongoing consulting services during 2005 and can receive $15,000 for assistance with the Company's Form 10K and Annual Report and $15,000 for assistance with the transition of the business to a trustee or other person in connection with any plan of dissolution or liquidation.

Compensation of Directors

Mr. Adelson and Mr. Brandstatter do not receive any compensation for their service on the board of managers of the Company's general partner. The other (non-executive) members of the board receive an annual director fee of $18,000 (payable in quarterly installments), $500 per board, or board committee (other than the audit committee), meeting at which such board member participates in person or by telephone and $1,000 per audit committee meeting at which such board member participates in person or by telephone.

Compensation Committee Interlocks and Insider Participation

Lawrence Adelson participated in board discussions regarding Mr. Brandstatter's 2004 bonus and the terms of Mr. Brandstatter's consulting agreement.

Mr. Adelson currently serves as the Chairman and Chief Executive Officer of HTI, an affiliate of the general partner of the Company, and Mr. Brandstatter serves as the Vice President - Finance, Treasurer and Secretary of HTI. Mr. Adelson and Mr. Brandstatter do not receive any compensation in respect of the positions they hold at HTI.

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

Chief Executive Officer compensation during 2004 was fixed by an Employment Agreement approved in March 2002 by the General Partner's board of managers. In determining the Chief Executive Officer's base salary under the Employment Agreement, the General Partner's board of managers considered his performance managing and operating the Company and considered how he might lead the Company in the future.

During 2004, the board of managers of the Company's general partner authorized a $45,000 bonus for Mr. Brandstatter for achievement of certain performance criteria established by the board.

The Board of Managers of HTI: Lawrence S. Adelson, Richard P. Brandstatter, George Lightbourn, Thomas F. Power, and Ezra K. Zilkha.

Performance Graph

The following graph compares the cumulative total Unitholder return on the Class A Units of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the AMEX Morgan Stanley Reit Index over the same period (assuming the value of investment in the Class A Units and each index was $100 on December 31, 2000 and all cash distributions on the Class A Units were reinvested).

                  COMPARISON OF 5 YEAR CUMALATIVE TOTAL RETURN
       AMONG HEARTLAND PARTNERS, L.P. (HTL), THE S & P 500 INDEX (SP-500)
                 AND THE AMEX MORGAN STANLEY REIT INDEX (AMSRI)


                                 AMSRI        SP-500        HTL
                                 -----        ------        ---

                   12/31/00      100.00       100.00      100.00
                   12/31/01      112.83        86.96       80.80
                   12/31/02      116.94        66.64       29.06
                   12/31/03      159.91        84.22       54.67
                   12/31/04      210.26        91.79       21.65


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Insurance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners

At April 25, 2005, there are no persons who are known by Heartland to be beneficial owners of more than 5% of Heartland's outstanding Units.

Security Ownership of Management

Set forth below is certain information concerning the beneficial ownership of Units by each current director of HTI, each manager of HTI Interest, LLC, by each named executive officer of CMC and by all directors and executive officers of HTI and all executive officers of CMC as a group, as of April 25, 2005:

 Name of Beneficial
Owner and Number of                              Number of
Persons in Group (i)                            Units Owned         Percent
--------------------                            -----------         -------

Lawrence S. Adelson                                15,000              .7%

Daniel L. Bernardi                                    ---             ---%

Richard P. Brandstatter                               ---             ---%

Robert S. Davis                                       ---             ---%

Charles J. Harrison                                   ---             ---%

Edwin Jacobson (ii)                                36,400             1.7%

Susan Tjarksen Roussos                                ---             ---%

John R. Torell III                                    ---             ---%

Ezra K. Zilkha (iii)                               80,500             3.9%

All directors and executive officers              131,900             6.3%
as a group (9 persons)


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

Item 13.   Certain Relationships and Related Transactions.

Management Agreement

Heartland has a management agreement with HTI pursuant to which Heartland is required to pay HTI an annual management fee in the amount of $413,000 for the years ended December 31, 2004 and 2003. The management agreement terminates on June 27, 2005. Of the $413,000 management fee incurred during each of the years ended December 31, 2002 and 2003, an aggregate of $100,000 was paid to outside members of HTII's Board of Managers, in respect of amounts described in Item 11. Executive Compensation--Compensation of Directors, instead of directly to HTI. HTI has taken the position that the offset was improper.

Conflicts of Interest of General Partner and its Officers and Directors

The officers of Heartland and the managers of HTII, including Lawrence S. Adelson, Chairman of the Board, President and Chief Executive Officer of HTI and Chief Executive Officer of Heartland and Richard P. Brandstatter, President of the Company from March 2003 to December 2004, will not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that (i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland, or any Unitholder on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General

Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner. The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will act in its sole discretion, in good faith or pursuant to other appropriate standards. The General Partner has sole authority over the timing and amount of distributions as well as dissolution of the partnership.

Ezra Zilkha, a Member of HTII's Board of Managers is a creditor of HTI. Edwin Jacobson, Former President and CEO of Heartland and a former Member of HTII's Board of Managers is a Director of HTI and a creditor of HTI. Payments under a proposed settlement agreement between HTI and Heartland could benefit Mr. Zilkha or Mr. Jacobson as creditors of HTI. The proposed settlement agreement has been approved by a committee composed solely of managers of HTII that do not have any interest in, or relationship with, HTI.

Claims Against HTI Purchased by Heartland

On April 16, 2004, the Company purchased the claims that an unrelated third party maintained against HTI, the former general partner of Heartland, for $70,000 which is included in general and administrative expense for 2004. The Company purchased these claims because it believes the value was reasonable and to preserve an orderly liquidation of HTI given HTI's ownership of the limited liability companies which hold the Company's Class B and General Partner interests.

HTI Warrant

On December 29, 2000, HTI granted the Company a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. HTI's stock is now trading in the over-the-counter market at less than $.01 per share as of December 31, 2004.

Lease of Kinzie Station Home from Officers

On March 31, 2001, the two Kinzie Station Phase I model homes (a one bedroom unit and a two bedroom unit) and furniture were purchased by two officers of the Company at fair market value. Heartland has leased these model homes back from the officers starting April 1, 2001 and ending April 1, 2004. The monthly rent on the one bedroom model was $2,350 and on the two bedroom model was $4,200. The leases contained standard insurance and maintenance clauses as customary in these types of leases. These leases were paid in full as of December 31, 2003 and expired on April 1, 2004.

Other

A senior partner of a law firm who provides services to the Company owns approximately 7.5% of the stock of HTI. Lawrence S. Adelson, C.E.O. of the Company, also owns 119,500 shares of HTI. Furthermore, Lawrence S. Adelson, C.E.O. of the Company, and Richard P. Brandstatter, President of the Company, are employees and directors of HTI.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the years ended December 31, 2004 and 2003, the Company has incurred $190,000 and $128,000, including expenses, respectively, to pay
PricewaterhouseCoopers LLP ("PWC") for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Form 10-K.

Tax Fees

For the years ended December 31, 2004 and 2003, the Company has incurred $183,000 and $149,000 respectively, to pay PWC for tax compliance, tax advice, tax planning, preparation of Heartland's yearly tax returns (state and federal) and processing of the Unitholders individual K1s for use in preparing their individual tax returns.

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

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed or incorporated by reference as part of this report:


1.   Financial statements - PricewaterhouseCoopers LLP
     -------------------------------------------------

The financial statements of Heartland Partners, L.P. begin on page 40 below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...............................................     40

CONSOLIDATED BALANCE SHEETS
     December 31, 2004 and 2003.......................................................................     41


CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Years Ended December 31, 2004, 2003 and 2002.............................................     42


CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
     For the Years Ended December 31, 2004, 2003 and 2002.............................................     43


CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Years Ended December 31, 2004, 2003 and 2002.............................................     44


Notes to Consolidated Financial Statements............................................................     45

2.   Financial statement schedules - PricewaterhouseCoopers LLP
     ----------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS...................................................................       64

REAL ESTATE AND ACCUMULATED DEPRECIATION                                                                   65

Attachment A to Schedule III........................................................................       66


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

10.33 Management Agreement, dated as of June 27, 1990, by and among Heartland Technology, Inc. (f/k/a Chicago Milwaukee Corporation), the Company and CMC, incorporated by reference to Exhibit 10.2 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1990; and Amendment Agreement to Management Agreement between CMC Heartland Partners and Heartland Technology, Inc. dated October 19, 2000, incorporated by reference to Exhibit 10.33 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

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

10.70     2004 Amendment to the CMC Heartland Partners 2002 Incentive Plan.*

10.71 Separation, Release and Consulting Agreement between CMC Heartland Partners and Richard P. Brandstatter.*

14 Heartland Partners, L.P. Code of Ethics adopted March 29, 2004, incorporated by reference to Exhibit 14 to Heartland's Annual Report on Form 10-K for the Year Ending December 31, 2003.

21        Subsidiaries of Heartland Partners, L.P., incorporated by reference to
          Exhibit 14 to Heartland's Annual Report on Form 10-K for the Year Ending December 31, 2003.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Attached hereto.

(b)      Reports on Form 8-K

On December 30, 2004, the Company filed a current report on Form 8-K announcing
(a) the resignation of Daniel Bernardi, the Company's chief financial officer, the engagement by the Company of RSM McGladrey to provide accounting services, and (c) the resignation of Richard P. Brandstatter, President of the Company effective as of January 1, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HEARTLAND PARTNERS, L.P.
                                                 (Registrant)

                                             By:   /s/ Lawrence S. Adelson
                                                  ------------------------------
                                                  Lawrence S. Adelson
                                                  Manager of HTI Interests, LLC,
                                                  General Partner)





Date: April 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Lawrence S. Adelson                         /s/ Ezra K. Zilkha
--------------------------------                --------------------------------
Lawrence S. Adelson                             Ezra K. Zilkha
(Manager of HTI Interests, LLC,                 (Manager of HTI Interests, LLC,
General Partner)                                General Partner)
April 27, 2005                                  April 27, 2005

/s/ Thomas F. Power                             /s/ George Lightbourn
--------------------------------                --------------------------------
Thomas F. Power                                 George Lightbourn
(Manager of HTI Interests, LLC,                 (Manager of HTI Interests, LLC,
General Partner)                                General Partner)
April 27, 2005                                  April 27, 2005

/s/ Richard P. Brandstatter
--------------------------------
Richard P. Brandstatter
(Manager of HTI Interests, LLC,
General Partner)
April 27, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and Unitholders of Heartland Partners, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 33, present fairly, in all material respects, the financial position of Heartland Partners, L.P. and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 33, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has experienced recurring operating losses. The Company's management has indicated it intends to sell the remaining assets of the Company and dissolve. The Company is working to resolve their remaining liabilities, which primarily consist of environmental and other claims against the Company. The actual costs to resolve these liabilities may differ from current estimates in an amount that exceed the value of the Company's assets and prevent the Company to meet their existing and future obligations as they become due. Such uncertainties raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP
Chicago, Illinois
April 26, 2005

                            HEARTLAND PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)


                                                                  December 31,                December 31,
                                                                     2004                        2003
                                                              ----------------             ----------------
Assets:
Cash and cash equivalents                                     $         1,450              $         3,926
Accounts receivable (net of allowance of $354 and $316
  at December 31, 2004 and 2003, respectively)                            905                          233
Due from affiliate (net of allowance of $7,234 and $5,133
  December 31, 2004 and 2003, respectively)                             2,500                        4,601
Prepaid and other assets                                                  402                          501
                                                              ----------------             ----------------
       Total                                                            5,257                        9,261
                                                              ----------------             ----------------

Property:
Land                                                                      383                          491
Buildings and improvements                                                141                          517
   Less accumulated depreciation                                          (20)                        (282)
                                                              ----------------             ----------------
Net land, buildings and improvements                                      504                          726
Land held for sale at December 31, 2004                                 5,912                        7,004
                                                              ----------------             ----------------
       Net properties                                                   6,416                        7,730
                                                              ----------------             ----------------

Total assets                                                  $        11,673              $        16,991
                                                              ================             ================

Liabilities:
Accounts payable and accrued
  expenses                                                    $         1,234              $         1,829
Accrued real estate taxes                                                 186                          362
Allowance for claims and liabilities                                    4,228                        3,970
Unearned rents and deferred income                                        888                        1,327
Other liabilities                                                           1                           12
                                                              ----------------             ----------------
       Total liabilities                                                6,537                        7,500
                                                              ----------------             ----------------

Partners' capital:
General Partner                                                            --                           (2)
Class A Limited Partners - 2,142 units
  authorized and issued and 2,092 outstanding at
  December 31, 2004 and  2003                                              --                           --
Class B Limited Partner                                                 5,136                        9,493
                                                              ----------------             ----------------
       Total partners' capital                                          5,136                        9,491
                                                              ----------------             ----------------

Total liabilities and partners' capital                       $        11,673              $        16,991
                                                              ================             ================


                  The accompanying notes are an integral part of these consolidated financial statements.

                            HEARTLAND PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except for per unit data)

                                                       For the Years Ended December 31,

                                                      2004                   2003                  2002
                                                --------------         --------------        --------------
Income:
Property sales                                  $       4,035          $      32,680         $       6,766
Less: Cost of property sales                            1,321                 23,709                 5,515
                                                --------------         --------------        --------------

Gross profit on property sales                          2,714                  8,971                 1,251
                                                --------------         --------------        --------------

Operating Expenses:
Selling expenses                                          721                  1,847                 1,177
General and administrative
  expenses                                              3,391                  3,433                 2,122
Interest expense                                           33                    361                    39
Bad debt expense                                        2,139                  5,000                   449
Real estate taxes                                          91                    444                   157
Environmental expenses and other charges                  863                  1,649                  (238)
                                                --------------         --------------        --------------

Total operating expenses                                7,238                 12,734                 3,706
                                                --------------         --------------        --------------

Operating loss                                         (4,524)                (3,763)               (2,455)

Other Income and (Expenses):
Portfolio income-interest                                  27                     30                   308
Rental income                                             536                    190                   368
Other income                                              123                    170                 1,199
Loss on sale of improvements                              (70)                     --                   --
Gain on extinguishment of liability                         --                  1,500                   --
Depreciation                                              (34)                   (69)                  (65)
Management fee                                           (413)                  (413)                 (413)
                                                --------------         --------------        --------------

Total other income                                        169                  1,408                 1,397
                                                --------------         --------------        --------------

Net loss                                        $      (4,355)         $      (2,355)        $      (1,058)
                                                ==============         ==============        ==============

Net (loss) income allocated to
  General partner                               $           2          $          --         $         (11)
                                                ==============         ==============        ==============
Net (loss) income allocated to
  Class B limited partner                       $      (4,357)         $         (56)        $          (5)
                                                ==============         ==============        ==============
Net (loss) income allocated to
  Class A limited partners                                  --               $ (2,299)       $      (1,042)
                                                ==============         ==============        ==============
Net (loss) income per Class A
  limited partnership unit                                  --                $ (1.10)       $       (0.50)
                                                ==============         ==============        ==============
Weighted average number of Class A limited
  partnership units outstanding                         2,092                  2,092                 2,093
                                                ==============         ==============        ==============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                            HEARTLAND PARTNERS, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                             (dollars in thousands)


                                                                          Class A             Class B
                                                      General             Limited             Limited
                                                      Partner             Partners            Partner             Total
                                                    ------------         -----------         ----------         -----------
Balance at December 31, 2001                       $         81          $   10,390         $    9,589         $    20,060

Net loss                                                    (11)             (1,042)                (5)             (1,058)

Redemption of Class A Limited Partners units                 --                 (40)                --                 (40)
                                                    ------------         -----------         ----------         -----------

Balance at December 31, 2002                                 70               9,308              9,584              18,962
                                                    ------------         -----------         ----------         -----------

Net loss                                                     --              (2,299)               (56)             (2,355)

Cash distributions                                          (72)             (7,009)               (35)             (7,116)
                                                    ------------         -----------         ----------         -----------

Balance at December 31, 2003                                 (2)                 --              9,493               9,491
                                                    ------------         -----------         ----------         -----------

Net income (loss)                                             2                  --             (4,357)             (4,355)
                                                    ------------         -----------         ----------         -----------

Balance at December 31, 2004                        $        --          $       --          $   5,136         $     5,136
                                                    ============         ===========         ==========         ===========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                            HEARTLAND PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                      For the Years Ended December 31,
                                                             2004                   2003                    2002
                                                         --------------         --------------          -------------
Cash Flow from Operating Activities:
Net loss                                               $        (4,355)       $        (2,355)        $       (1,058)
Adjustments reconciling net loss to net cash
  (used in) provided by operating activities:
Land write off to cost of sales                                    118                    581                     --
Loss on sale of building improvements                               70                     --                     --
Impairment Loss on Land Held for Sale                               57                    250                     --
Provisions for bad debts                                         2,139                  5,000                    449
Gain on sale of joint venture                                       --                     --                 (1,137)
Write off of Kinzie Station and Longleaf fixed assets               --                    117                     --
Depreciation                                                        34                     69                     65
Gain on extinguishment of liability                                 --                 (1,500)                    --
Purchaser assumption of Longleaf debt                               --                   (705)                    --
Net change in allowance for claims and liabilities                 258                    (80)                  (287)
Net change in assets and liabilities:
   (Increase) decrease in accounts receivable                     (710)                   463                   (582)
   Decrease in housing inventories, net                             --                  7,671                  3,176
   Decrease in land held for sale                                1,035                 12,281                     78
   (Increase) in land held for development                          --                     --                 (3,817)
   (Decrease) increase  in accounts payable
     and accrued liabilities                                      (595)                (1,364)                   568
   Net change in other assets and liabilities                     (527)                (1,290)                   254
                                                         --------------         --------------          -------------

Net cash (used in) provided by operating activities             (2,476)                19,138                 (2,291)
                                                         --------------         --------------          -------------

Cash Flow from Investing Activities:
Additions to land, building and other, net                          --                     --                   (278)
Increase in note receivable from affiliate                          --                     --                    158
Distributions received from joint venture                           --                     --                    645
Proceeds from sale of joint venture, net                            --                 (1,270)                    --
                                                         --------------         --------------          -------------

Net cash (used in) provided by  investing activities                --                 (1,270)                   525
                                                         --------------         --------------          -------------

Cash Flow from Financing Activities:
Advances on notes payable                                           --                  1,698                  6,521
Payoffs on notes payable                                            --                 (9,275)                (4,985)
Redemption of Class A Limited Partner units                         --                     --                    (40)
Distributions to partners                                           --                 (7,116)                    --
Decrease in restricted cash                                         --                     42                  1,154
Decrease in cash overdraft                                          --                     --                   (278)
                                                         --------------         --------------          -------------

Net cash (used in) provided by financing activities                 --                (14,651)                 2,372
                                                         --------------         --------------          -------------
Net (decrease) increase in cash                                 (2,476)                 3,217                    606
Cash at beginning of period                                      3,926                    709                    103
                                                         --------------         --------------          -------------
Cash at end of period                                    $       1,450          $       3,926           $        709
                                                         ==============         ==============          =============

Non-cash Activities:
Write off of buildings and improvements and
  the related accumulated depreciation                   $         296          $          --           $         996
                                                         ==============         ==============          =============

Note received from sale of joint venture                 $          --          $          --           $         500
                                                         ==============         ==============          =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                            Heartland Partners, L.P.
                   Notes to Consolidated Financial Statements

1.       Organization

Organization and Purpose; Recent Asset Sales
--------------------------------------------

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

Ownership
---------

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

The following table sets forth certain entities formed by Heartland since its inception that currently hold real estate and other assets, the date and purpose of formation, development location and ownership:


                                                      YEAR
               COMPANY                               FORMED            BUSINESS PURPOSE
               -------                               ------            ----------------

Heartland Development Corporation     ("HDC")         1993     General Partner of CMC Heartland Partners I,
                                                                 Limited Partnership
CMC Heartland Partners I, Limited     ("CMCLP")       1993     Owned Bloomfield development
  Partnership
CMC Heartland Partners I, LLC         ("CMCI")        1998     Dormant limited liability corporation
CMC Heartland Partners II, LLC        ("CMCII")       1997     Owned the Goose Island Industrial Park joint venture
CMC Heartland Partners III, LLC       ("CMCIII")      1997     Owned  Kinzie Station Phase I, owns Kinzie Station
                                                                 Phase II
CMC Heartland Partners IV, LLC        ("CMCIV")       1998     Owned approximately 7 acres in Fife, Washington
CMC Heartland Partners V, LLC         ("CMCV")        1996     Owned lots and homes in Osprey Cove
CMC Heartland Partners VI, LLC        ("CMCVI")       1997     Dormant limited liability corporation
CMC Heartland Partners VII, LLC       ("CMCVII")      1997     Owned lots and homes in the Longleaf Country Club
CMC Heartland Partners VIII, LLC      ("CMCVIII")     1998     Dormant limited liability corporation
Lifestyle Construction Company, Inc.  ("LCC")         1998     Served as the general contractor in North Carolina
Lifestyle Communities, Ltd.           ("LCL")         1996     Served as the exclusive sales agent in the
                                                                 Longleaf development

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

Partnership Agreement and Cash Distributions
--------------------------------------------

Heartland's partnership agreement provides generally that Heartland's net income
(loss) will be allocated 1% to the General Partner, 98.5% to the Class A limited partners (the "Unitholders") and 0.5% to the Class B limited partner interest (the "Class B Interest"). The partnership agreement provides that certain items of deduction, loss, income and gain may be specially allocated to the Unitholders, the Class B Interest or the General Partner. The partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their respective capital accounts, such net loss shall be allocated only among partners having positive balances in their respective capital accounts. Under the partnership agreement, if a partner's capital account is reduced to zero and there are additional losses allocable to that partner, those additional losses will have to be made up by subsequent gains allocable to that partner before gains will increase that partner's capital account. As of December 31, 2004 the Unitholders' capital account balance was $0, the Class B Interest's capital account balance was $5,136,000, and the General Partner's capital account balance was $0.

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

On August 11, 2003, Heartland declared a cash distribution of $1.05 per unit. On September 15, 2003, it distributed approximately $2,231,000 in cash, which was allocated 98.5%, to the Unitholders of record as of August 29, 2003, 1% to the General Partner and 0.5% to the Class B Interest. On November 14, 2003, Heartland declared another cash distribution of $2.30 per unit. On December 9, 2003, Heartland distributed approximately $4,885,000 in cash, which was allocated 98.5% to the Unitholders of record as of November 28, 2003, 1% to the General Partner and 0.5% to the Class B Interest. The Company's 2003 distributions were greater than in any past year. No distributions were declared during the year ended December 31, 2004.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

On August 22, 2001, Heartland announced that it had been authorized by its General Partner to purchase up to 50,000 of its outstanding Class A partnership units. As of December 31, 2002, the Company had repurchased 50,000 Class A partnership units at a total cost of $834,000. These purchases are shown as a reduction of Partners' Capital.

Notes Receivable From HTI
-------------------------

As of December 31, 2004 and 2003, HTI owed Heartland and CMC an aggregate of $9,734,000 of which $8,464,000 relates to promissory notes issued in 2000 and 2001 (the "2000 Notes"). The notes are collateralized by a security interest in the Class B Interest (the "Collateral") and bear interest at 13% per annum. The Company also received as additional consideration for the 2000 Notes a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock was trading in the over-the-counter market (after its delisting from the American Stock Exchange) at less than $0.01 per share as of December 31, 2004. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the 2000 Notes from HTI.

PG Oldco, Inc., a creditor of HTI under notes in an aggregate principal amount of $2,200,000 ("PG Oldco Notes"), also had a security interest in the Collateral and had commenced steps to protect its interest. Under a Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") by and among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC had a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement). PG Oldco, Inc. had a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. On May 23, 2003 Heartland purchased from PG Oldco, Inc. the PG Oldco Notes for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003. This note and accrued interest were paid in full on October 31, 2003. The purchase price of $1,270,000 for the PG Oldco Notes was recorded as an increase in "Due from Affiliate" on the Company's consolidated financial statements.

On April 16, 2004, the Company purchased the claims that an unrelated third party maintained against HTI, the former general partner of Heartland, for $70,000 which is included in general and administrative expense for the year ended December 31, 2004. The claims include a $500,000 note (the "LZ debt claim") and a "put" claim of approximately $13 million (the "LZ put claim"). HTI disputes the validity of the LZ put claim. The Company purchased these claims because it believes the value was reasonable and to preserve an orderly liquidation of HTI given HTI's ownership of the limited liability companies which hold the Company's Class B and General Partner interests.

Heartland has recorded an allowance for doubtful accounts of approximately $7,234,000 and $5,133,000 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000 at December 31, 2004 and 2003, respectively. Heartland has recorded an allowance for doubtful accounts against the 2000 Notes and PG Oldco Notes because HTI has indicated to Heartland that it does not have the means to repay the amounts owed under the 2000 Notes and PG Oldco Notes. A $5,000,000 allowance for doubtful accounts was recorded in the fourth quarter of 2003 following the sale of the Company's Fife, Washington property and the subsequent cash distribution of $2.30 per Unit in December 2003 which reduced the estimated amount of potential future distributions distributable to the Class B Interest. An additional $2,101,000 was recorded in the fourth quarter of 2004 based on the Company's continued operating losses, increased environmental expense and the proposed settlement with HTI. Because Heartland intends to acquire the Class B Interest from HTI either pursuant to a proposed settlement agreement between HTI and certain of its creditors or upon a foreclosure of the Class B Interest, as discussed below, Heartland has determined that the amount due from affiliate should reflect the value of the Class B Interest based on the estimated amount of potential future cash distributions distributable in respect of the Class B Interest upon a liquidation of Heartland (assuming that the Class B Interest is not cancelled and remains outstanding). In the event that the proposed settlement agreement is not approved by HTI's other creditors, Heartland anticipates that it will exercise its rights under the 2000 Notes, the PG Oldco Notes, the related security agreements and applicable law to foreclose on the Class B Interest. Upon either the acquisition of the Class B Interest pursuant to the proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's creditors or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed upon and cancelled, it will be entitled to receive distributions in accordance with the terms of the partnership agreement.

Proposed Settlement with HTI
----------------------------

HTI has proposed a settlement under which CMC would pay HTI $669,000 and release its claims (including the LZ put claim, the LZ debt claim, the PG Oldco Notes and the 2000 Notes). CMC would get the Class B Interest and HTI would transfer the General Partner interest and Management Agreement to an entity controlled by CMC's Board of Managers. This settlement has been approved by a committee of independent members of HTII's Board of Managers subject to approval by the other major creditors of HTI.

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of the Company are held at one financial institution.

Accounts Receivable
-------------------

The Company provides an allowance for doubtful accounts against the portion of accounts receivable that is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $354,000 and $316,000 as of December 31, 2004 and 2003, respectively.

Unearned Rents and Deferred Income
----------------------------------

Unearned rents and deferred income are cash received from unrelated outside parties for the rental of certain parcels of land or land easements owned by the Company for periods of 20 to 25 years. The amounts received are being amortized over each agreement's rental period.

Fair Value of Financial Instruments
-----------------------------------

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The Company's debt was zero at December 31, 2004 and December 31, 2003. The amounts due from affiliate have been written down to reflect its fair value.

Revenue Recognition
-------------------

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

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

Land sales are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied.

Investment in Joint Venture
---------------------------

Investment in joint venture represented recording of the Company's interest under the equity method of accounting. Under the equity method of accounting, the Company recorded its initial interest at cost and adjusts its investment accounts for additional capital contributions, distributions and its share of joint venture income or loss. With respect to the Goose Island joint venture, Heartland sold its 30% interest to the remaining partners on October 22, 2002.

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

Heartland's assets are carried at historical cost. At December 31, 2004 and 2003, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

Segment Reporting
-----------------

The Company's management views the Company as a single segment.

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

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. An impairment loss on land held for sale of $57,000 was recognized during the year ended December 31, 2004. In the fourth quarter of 2003, an impairment loss of $250,000 was recognized as a component of cost of sales on Kinzie Station Phase II because the fair value of the property plus costs to sell was lower than the carrying value of the property. No event occurred during 2002 that resulted in an impairment loss being recognized.

Reclassification
----------------

Certain 2003 and 2002 items have been reclassified to conform to the 2004 presentation.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


3.   Investment in Joint Venture

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

4.   Notes Payable

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

On December 8, 2000, CMCVII entered into an agreement for a $3,000,000 revolving line of credit for the construction of homes in Longleaf located in North Carolina with Bank One of Illinois ("Bank One"). At December 31, 2002, $932,000 had been advanced by Bank One to Heartland on the revolving line of credit. The carrying value of the collateral for the revolving line of credit was $2,290,000 at December 31, 2002. Effective April 23, 2003, the revolving line of credit was reduced to $2,250,000. The line of credit matured December 31, 2003. The outstanding line of credit balance of approximately $705,000 at December 31, 2003, secured by four homes, was extended for 120 days to April 29, 2004 by Bank One. On December 31, 2003, CMCVII sold all the assets of CMCVII to NC One, LLC ("NC One"), an unrelated party. Per the Sale Agreement, NC One has assumed the responsibility to pay off the $705,000, the outstanding line of credit balance. The interest on the line of credit for the years ended December 31, 2004 and 2003 was the prime rate (4.0% at December 31, 2003).

On August 22, 2002, Heartland executed documents for a loan of $4,000,000 from Bank One. As collateral for this loan, the Company pledged the Fife, Washington property. From the $4,000,000 loan proceeds received in August 2002, the Company paid LNB $1,500,000, which reduced the LNB line of credit principal balance from $5,350,000 to $3,850,000. At that time, Bank One reserved $500,000 to pay future environmental costs if needed. The carrying value of the land and development costs that collateralized the loan was $6,116,000 at December 31, 2002. The outstanding loan balance was $3,500,000 at December 31, 2002. On November 14, 2003, the sale of the Fife property closed and the outstanding loan balance of $3,500,000 was paid in full. For the years ended December 31, 2004 and 2003, the interest rate on the loan was the prime rate plus 1% (5.0% at December 31, 2003).

Effective February 11, 2004, CMC executed documents for a line of credit agreement in the amount of $2,000,000 with LNB. Heartland granted LNB a first lien on certain parcels of land in Chicago, Illinois which have a carrying value of $5,457,000. The Company was in default under certain of the loan covenants because it did not meet the net income requirements of the loan covenants and received a waiver of this default in May of 2004. The line of credit matured on December 1, 2004 and was not renewed.

During the years ended December 31, 2004, 2003 and 2002, the Company incurred and paid interest and fees on loans in the amount of $33,000, $361,000 and $542,000, respectively, of which $0, $7,000 and $542,000 was capitalized, respectively.

As of December 31, 2004 and 2003, Heartland's total consolidated indebtedness was zero. There can be no assurance that the amounts available from internally generated funds, cash on hand and sale of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of bank financing. No assurance can be given that such bank financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


sufficient capital to fund the implementation of its liquidation strategy and for other expenditures, properties might be sold for far less than their value. Any such discounted sale could adversely affect Heartland's future financial condition and results of operations. However, management does not intend to discount the sale of properties for far less than their value.

5.   Recognition and Measurement of Environmental Liabilities

The Company evaluates environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim the Company may have for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be a better estimate than any other amount, then an allowance in the minimum amount of the range is established. If the Company were to use a different approach, the reserve could be materially higher. By reserving at the low end of possible results, it is likely that the actual costs of environmental claims will be higher than the reserve on the Company's books, because it is unlikely that, as a whole, the claims will be less expensive to resolve than the low end of the range, and more likely that the claims will cost more than the best case amount. Also, the Company does not reserve any amounts for unknown claims. This means that as new claims arise additional reserves will need to be added. Estimates can be affected by various uncertainties including future changes in technology, changes in regulations or requirements of local governmental authorities, third party claims, the scope and cost of work to be performed at each site, the portion of costs that may be shared and the timing of the remediation work. Environmental costs that are incurred in connection with Heartland's development activities are expensed or capitalized as appropriate. In the event the Company believes a third party was responsible for the contamination, it attempts to have that third party assume the responsibility for the costs of cleaning up the site. Sometimes there are funds available from state programs for clean up. These funds can be available for contamination resulting from railroad operations as well as those from third parties. The Company seeks these funds when they are available. Potential recoveries from third parties or government programs are not considered in the environmental reserve. At December 31, 2004 and 2003, Heartland's allowance for environmental claims and liabilities was approximately $4,228,000 and $3,970,000, respectively. Significant matters related to the Company's reserve for environmental claims are discussed below.

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

Under environmental laws, liability for hazardous substance contamination is imposed on the current owners and operators of the contaminated site, as well as the owner or the operator of the site at the time the hazardous substance was disposed or otherwise released. In most cases, this liability is imposed without regard to fault. Currently, the Company has known environmental liabilities associated with certain of its properties arising out of the activities of the Chicago, Milwaukee, St. Paul and Pacific Railroad (the "Milwaukee Road") or certain of the Milwaukee Road's lessees and may have further material environmental liabilities as yet unknown. The majority of the Company's known environmental liabilities stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad or in operations conducted by the Milwaukee Road's lessees.

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

The Company's practice when it sells land is to sell the property "as is, where is" without any representation or indemnification for environmental conditions. The Company has one active site, however, Miles City, Montana, where the Milwaukee Road and its successor may have issued certain limited indemnities to the buyer for specified environmental concerns. There are other cases in which the Company has had a claim arising out of alleged contamination on sold property. In some, but not all, of these instances, the Company has been successful in asserting that such liabilities were discharged in the bankruptcy proceedings of the Milwaukee Road.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

The Company may be responsible for certain liabilities that arise from the historical operations of the Milwaukee Road railroad that have nothing to do with the ownership of property. The Company has been, for example, named as a "potentially liable party" or had claims asserted by private parties in landfill-clean-up cases in which there is an allegation that the Milwaukee Road generated or transported materials to the landfill. Additional claims may arise in the future. In certain of these cases, the Company has asserted that such liabilities were discharged in the bankruptcy proceedings of the Milwaukee Road.

The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by the Milwaukee Road's reorganization trustee prior to the consummation of its reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Milwaukee Road. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with the DEQ in April 1997. While the DEQ has not formally changed its position, the DEQ has not elected to file suit.

At two separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

Lite Yard
---------

CMC owns a 5 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead ("Lite Yard"). On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. The Company filed suit against US Borax Inc. ("Borax") on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. This matter was settled pursuant to a Confidential Settlement Agreement and Release dated September 27, 2004, between the Company and Borax. Pursuant to the settlement agreement, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At December 31, 2004 and 2003, the Company's aggregate allowance for claims and liabilities for this site was $1,588,000 and $3,415,000, respectively. The reduction is due to the expenditure of funds by the Company and Borax for remediation at the Lite Yard pursuant to a Response Action Plan approved by the Minnesota Department of Agriculture on April 29, 2004.

At December 31, 2004, the Company has recorded a $905,000 receivable for the estimated amount due for reimbursement of future costs from Borax under the settlement agreement.

On September 3, 2004, the United States Environmental Protection Agency ("USEPA") issued an order ("Order") requiring the Company and Borax to remediate arsenic in the soils of a nearby residential neighborhood on an emergency basis. On January 24, 2005, the USEPA issued a general notice letter ("Letter) to the Company and Borax requesting that the Company and Borax perform a remedial investigation and feasibility study on the soils of the same nearby residential neighborhood on a non-emergency basis for matters not covered by the Order. Neither the Order nor the Letter are covered by the Confidential Settlement Agreement and Release between the Company and Borax.

The Company offered the USEPA $300,000 to settle the Company's obligations under the Order and Letter. The USEPA has not yet responded to the Company's offer. The Company believes, based on USEPA publications, that the USEPA has provided $1,500,000 for past and future remediation activities in the residential neighborhood. This amount does not necessarily represent the entire cost of the cleanup being under taken by the USEPA. The entire cost could be higher or lower. The USEPA could seek substantial penalties against the Company in addition to remediation costs. The Company engaged an environmental engineering consultant to review information available regarding the possible scope and cost of USEPA activities. The consultant projected a range of possible costs of $2,841,000 to $3,833,000. However, this estimate was based on limited data available to the consultant. The Company has reserved $1,196,000 in connection with the Order and Letter. This reserve amount takes into consideration the estimated range of possible costs and the allocation of costs among PRPs for the on-site remediation at the Lite Yard.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


Miles City Yard
---------------

By letter dated June 10, 2004, the Montana Department of Environmental Quality demanded the Company perform a remedial investigation of a railyard in Miles City, Montana previously owned and operated by the Milwaukee Road. The Company has, for many years, been conducting a clean-up of a substantial diesel fuel release at this site. On September 7, 2004, Trinity Railcar Repair, Inc. ("Trinity") filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors-in-interest and Trinity's alleged predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. On September 14, 2004, Trinity filed a motion for a preliminary injunction to prohibit the Company from liquidating or making distributions to its Unitholders. On January 10, 2005, the court held a hearing at which the Company's engineering witness testified that the maximum cost of investigation and remediation could be as much as $1,250,000. However, this estimate was not based on any direct investigation of conditions at the site. On March 24, 2005, the court ordered the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The court did not make a determination as to the requirement for any remediation, the costs of remediation or liability for any costs. The Company is considering an appeal of this order and is negotiating a letter of credit to comply with the terms of such order. The Company, based on current review of the site believes that the range of costs of investigation and remediation, including the ongoing diesel fuel clean-up could be between $618,000 and $1,740,000. At December 31, 2004, the Company's aggregate allowance for claims and liabilities for this site (including costs of investigation, remediation and legal fees relating to the litigation) is $618,000.

Bozeman
-------

In 2001 the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under the Montana Controlled Allocation of Liability Act ("CALA") with regard to the sold property. In the administrative proceeding, the DEQ will allocate environmental liability among potentially liable parties. The Company has projected that the total cost of the remediation already performed by the City of Bozeman plus additional remediation which may be required for the south half of the property is approximately within a range from $997,000 to $1,645,000. The estimated range of costs for the neighboring property is $120,000 to $219,000. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liabilities for any clean-up of the south half of the property. The Company has reserved an aggregate of $332,000 for all claims and liabilities associated with this property and the neighboring property. This reserve amount reflects the ranges of costs for both on-site and off-site remediation and the Company's limited liability to the City of Bozeman under the terms of the sale of the property to the City of Bozeman.

Other
-----

The Canadian Pacific Railroad, formerly known as the Soo Line Railroad Company, has asserted that the Company is liable for, among other things, the remediation of releases of petroleum or other regulated materials at six different sites located in Iowa, Minnesota and Wisconsin that Canadian Pacific acquired from the Company. The Company has denied liability based on the underlying sale agreement. The environmental claims are all currently being handled by Canadian Pacific, and the Company understands that Canadian Pacific has paid settlements on certain of these claims. Because Canadian Pacific has been handling these matters exclusively, the Company has made no determination as to the merits of the claims and is unable to determine their materiality.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. At December 31, 2004 and 2003, Heartland's allowance for claims and liabilities for this site is $191,000 and $147,000, respectively. By letter dated April 6, 2005, the lead PRP at this site offered to settle the Company's future obligations for approximately $266,000. Additionally, the lead PRP at this site previously made a demand for monitoring costs of $53,000 incurred through March of 2004. The Company has not paid any amounts to the PRP in respect of monitoring costs for this site to date.

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

The Company has given notice to insurers, which issued policies to the Milwaukee Road of certain of the Company's environmental liabilities. Due to the high deductibles on these policies, the Company has not yet demanded that any insurer indemnify or defend the Company. Consequently, management has not formed an opinion regarding the legal sufficiency of the Company's claims for insurance coverage.

In the event the Company is dissolved, the Company will have to make a provision for its potential environmental liabilities. It will have to provide for known liabilities and also for those likely to arise or become known within ten years after the date of dissolution.

6.   Real Estate Sale Activities

Property sales during 2004 totaled $4,035,000. Significant sales included approximately 2 acres of land in the Kinzie Station development in Chicago, Illinois for $1,597,000, 6 acres of land at Petit Point located near Milwaukee, Wisconsin for $1,155,000, approximately 21 acres of land in Rockford, Illinois for $180,000, 7 acres of land in Fife, Washington for $200,000, approximately 11,777 acres of land scattered over 12 states for approximately $250,000 and other land parcels for approximately $610,000.

Property sales in 2003 totaled $32,680,000. 2003 sales primarily included 170 acres in Fife Washington for $13,250,000, 3 acres of land in Kinzie Station North for $9,850,000, 142 acres in the Menomonee Valley in Milwaukee, Wisconsin for $3,550,000, 11 acres of land at Plankinton Yard, located near Milwaukee, Wisconsin for $819,000, and 7 units in Longleaf for $1,811,000.

Property sales in 2002 totaled $6,766,000 which consists primarily of 8 units in Kinzie Station Phase I for $2,715,000, 9 units in Longleaf for $2,226,000 and various land held for sale parcels for $1,199,000.

At December 31, 2004 the Company had (i) approximately 4 acres of remaining property at Kinzie Station in Chicago, Illinois, along with associated air rights; (ii) approximately 28 acres of property in Rockford, Illinois; (iii) a 5 acre property in Minneapolis, Minnesota ("Lite Yard"); (iv) a 20 acre property in Glendale, Wisconsin and (v) approximately 166 acres of land and easements scattered over 9 states. Heartland also owns approximately 4,000 square feet of office space in Chicago, Illinois. When the Company conveyed its property in Menomonee Valley located in Milwaukee, Wisconsin to the Redevelopment Authority of the City of Milwaukee ("RACM") in connection with a July 2003 condemnation proceeding, it retained the right to appeal the purchase price and to seek additional consideration. In April 2004, the Company filed suit against RACM in the Milwaukee County Circuit Court appealing the amount paid by RACM.

The Company has the right to sell easements for fiber optic lines along or across 83 miles of rail right of way running from downtown Chicago west to Elgin and Northwest to Fox Lake, Illinois. The Company receives two thirds of the proceeds of any sale. The owner of the right of way receives the other third.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


7.   Related Party Transactions

Management Agreement
--------------------

Heartland has a management agreement with HTI pursuant to which Heartland is required to pay HTI an annual management fee in the amount of $413,000 for the years ended December 31, 2004, 2003 and 2002. The management agreement terminates on June 27, 2005. The management fee for the first five months of 2002 of $172,000 was offset against the amounts owed Heartland and CMC by HTI. The Company paid the June to December, 2002 management fee of $241,000. Of the $413,000 management fee incurred for each of the years ended December 31, 2002 and 2003, an aggregate of $100,000 was paid to outside members of HTII's Board of Managers instead of directly to HTI. HTI has taken the position that the offset was improper.

Notes Receivable from HTI
-------------------------

As of December 31, 2004 and 2003, HTI owed Heartland and CMC an aggregate of $9,734,000 of which $8,464,000 relates to the "2000 Notes". The notes are collateralized by a security interest in the Class B Interest (the "Collateral") and bear interest at 13% per annum. The Company also received as additional consideration for the 2000 Notes a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. HTI's stock was trading in the over-the-counter market (after its delisting from the American Stock Exchange) at less than $0.01 per share as of December 31, 2004. On February 25, 2002, the Company and CMC demanded immediate payment in full of all obligations due under the 2000 Notes from HTI.

PG Oldco, Inc., a creditor of HTI under notes in an aggregate principal amount of $2,200,000 ("PG Oldco Notes"), also had a security interest in the Collateral and had commenced steps to protect its interest. Under a Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") by and among Heartland, CMC, PG Oldco, Inc. and HTI, Heartland and CMC had a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement). PG Oldco, Inc. had a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. On May 23, 2003 Heartland purchased from PG Oldco, Inc. the PG Oldco Notes for approximately $1,270,000. The purchase price consisted of $770,000 in cash paid on May 23, 2003 and a note payable for $500,000 due October 31, 2003. This note and accrued interest were paid in full on October 31, 2003. The purchase price of $1,270,000 for the PG Oldco Notes was recorded as an increase in "Due from Affiliate" on the Company's consolidated financial statements.

On April 16, 2004, the Company purchased the claims that an unrelated third party maintained against HTI, the former general partner of Heartland, for $70,000 which is included in general and administrative expense for the year ended December 31, 2004. The claims include a $500,000 note (the "LZ debt claim") and a "put" claim of approximately $13 million (the "LZ put claim"). HTI disputes the validity of the LZ put claim. The Company purchased these claims because it believes the value was reasonable and to preserve an orderly liquidation of HTI given HTI's ownership of the limited liability companies which hold the Company's Class B and General Partner interests.

Heartland has recorded an allowance for doubtful accounts of approximately $7,234,000 and $5,133,000 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000 at December 31, 2004 and 2003, respectively. Heartland has recorded an allowance for doubtful accounts against the 2000 Notes and PG Oldco Notes because HTI has indicated to Heartland that it does not have the means to repay the amounts owed under the 2000 Notes and PG Oldco Notes. A $5,000,000 allowance for doubtful accounts was recorded in the fourth quarter of 2003 following the sale of the Company's Fife, Washington property and the subsequent cash distribution of $2.30 per Unit in December 2003 which reduced the estimated amount of potential future distributions distributable to the Class B Interest. An additional $2,101,000 was recorded in the fourth quarter of 2004 based on the Company's continued operating losses, increased environmental expense and the proposed settlement with HTI. Because Heartland intends to acquire the Class B Interest from HTI either pursuant to a proposed settlement agreement between HTI and certain of its creditors or upon a foreclosure of the Class B Interest, as discussed below, Heartland has determined that the amount due from affiliate should reflect the value of the Class B Interest based on the estimated amount of potential future cash distributions distributable in respect of the Class B Interest upon a liquidation of Heartland (assuming that the Class B Interest is not cancelled and remains outstanding). In the event that the proposed

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

settlement agreement is not approved by HTI's other creditors, Heartland anticipates that it will exercise its rights under the 2000 Notes, the PG Oldco Notes, the related security agreements and applicable law to foreclose on the Class B Interest. Upon either the acquisition of the Class B Interest pursuant to the proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's creditors or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed upon and cancelled, it will be entitled to receive distributions in accordance with the terms of the partnership agreement.

Proposed Settlement with HTI
----------------------------

HTI has proposed a settlement under which CMC would pay HTI $669,000 and release its claims (including the LZ put claim, the LZ debt claim, the PG Oldco Notes and the 2000 Notes). CMC would get the Class B Interest and HTI would transfer the General Partner interest and Management Agreement to an entity controlled by CMC's Board of Managers. This settlement has been approved by a committee of independent members of HTII's Board of Managers subject to approval by the other major creditors of HTI.

Management Services Agreement
-----------------------------

Under a management services agreement, HTI reimbursed the Company for reasonable and necessary costs and expenses for services. Total amounts reimbursed were $179,000 for the year ended December 31, 2002. Effective April 1, 2002, the Company stopped the accrual of the reimbursement of management services because of the uncertainty concerning the continued existence of HTI as a going concern. HTI's stock is now trading in the over-the-counter market (due to being delisted from the American Stock Exchange) at less than $.01 per share as of December 31, 2004.

HTI Warrant
-----------

On December 29, 2000, HTI granted the Company a Series C Warrant that entitles Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05. The warrant is exercisable on or before February 16, 2006. HTI's stock is now trading in the over-the-counter market at less than $.01 per share as of December 31, 2004.

Lease of Kinzie Station Home from Officers
------------------------------------------

On March 31, 2001, the two Kinzie Station Phase I model homes (a one bedroom unit and a two bedroom unit) and furniture were purchased by two officers of the Company at fair market value. Heartland has leased these model homes back from the officers starting April 1, 2001 and ending April 1, 2004. The monthly rent on the one bedroom model was $2,350 and on the two bedroom model was $4,200. The leases contained standard insurance and maintenance clauses as customary in these types of leases. These leases expired on April 1, 2004.

Conflicts of Interest of General Partner and its Officers and Directors
-----------------------------------------------------------------------

The officers and directors of HTI, the officers of Heartland and the managers of HTII; including Lawrence S. Adelson, Chairman of the Board, President and Chief Executive Officer of HTI and Chief Executive Officer of Heartland and Richard P. Brandstatter, manager of HTII, will not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that (i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland, or any Unitholder on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner. The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will act in its sole discretion, in good faith or pursuant to other appropriate standards. The General partner has sole authority over the timing and amount of distributions as well as dissolution of the partnership.

Other
-----

A senior partner of a law firm who provides services to the Company owns approximately 7.5% of the stock of HTI. Lawrence S. Adelson also owns 119,500 shares of HTI. Furthermore, Lawrence S. Adelson, C.E.O. of the Company and Richard P. Brandstatter, manager of HTII, are directors of HTI.

8.   Leases

Heartland is a lessor under one property operating lease cancelable by either party upon sixty days notice. This lease accounts for over half of Heartland's annual rental income. The land had a net carrying value of $383,000 and $491,000 at December 31, 2004 and 2003, respectively. Heartland was the lessor under seven other property operating leases with varying lease terms. In 2004, these leases were assigned to the bulk purchaser of the Company's, formerly owned, 11,777 acres of scattered land parcels.

Heartland leased equipment under various operating leases. All operating leases expired during the year ended December 31, 2004. Heartland leases about 500 square feet of office space. The lease expires May 31, 2005. Rent of $15,000 was prepaid at the beginning of the lease.

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $12,000, $113,000 and $109,000, respectively.

9.   Legal Proceedings and Contingencies

At December 31, 2004 and 2003, Heartland's allowance for claims and liabilities was approximately $4,228,000 and $3,970,000, respectively. During the years ended December 31, 2004, 2003 and 2002, $863,000, $1,649,000 and ($238,000),
respectively, were recorded as environmental expenses and other charges in respect to environmental matters. Significant legal matters are discussed below.

Krachtt Litigation
------------------

On September 21, 2004, the surviving spouse of an employee of a contractor demolishing buildings on what was then Company owned property filed suit against the Company, the contractor and the contractor's insurer in Milwaukee County, Wisconsin Circuit Court alleging wrongful death of the employee and other damages. The matter has been referred to the Company's insurer which has accepted the defense of this litigation.

Southeast Wisconsin Professional Baseball District
--------------------------------------------------

In February 2002, the Company filed suit, which was amended on October 20, 2003, against the Southeast Wisconsin Professional Baseball District (the "District") in Milwaukee County Circuit Court to enforce a provision of a contract between the District and the Company providing for the construction of a six lane bridge to the Company's former Menomonee Valley project. On July 19, 2004, the Court ruled in favor of the District's motion for summary judgment holding that the claim ran with the land and was now held by the Redevelopment Authority of the City of Milwaukee, to whom the Company had conveyed the property in lieu of condemnation in July, 2003.

Maples
------

Under the terms of a lot agreement with the Longleaf Associates Limited Partnership ("LALP"), CMCVII was required to pay $135,000, $250,000, $135,000 and $250,000 on April 1, 2002, November 1, 2002, April 1, 2003, and November 1, 2003, respectively, to Maples, the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. The four payments totaling $770,000 were not made, which constituted an event of default under the lot agreement. The Company believes Maples is in

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

default of its obligations under the golf membership agreements. In addition, LALP, the seller of the Longleaf lots, did not notify CMCVII that it was in default. LALP would have been entitled to seek specific performance and/or other remedies as provided for in the membership agreement. However, due to its belief that Maples had breached the membership agreement, CMCVII did not make these payments. On June 19, 2003, Maples joined CMCVII as a defendant in a lawsuit Maples filed against LALP in the North Carolina General Court of Justice Superior Court Division of Moore County for breach of contract. Maples is seeking $3,515,000 in compensatory damages from the defendants. CMCVII is vigorously defending itself against this action and at this time the Company has not recorded a loss contingency because the Company cannot determine (a) if it is probable that a liability will be incurred and (b) the amount of any possible liability. The Company's management is not able to express an opinion on whether this action will adversely affect the Company's future financial condition or results of operations. At this time, due to the sale of all of the assets of CMCVII on December 31, 2003, and due to the release of CMCVII from any liability related to the lot agreement by LALP, the Company is attempting to have CMCVII removed as a defendant in the lawsuit.

Edwin Jacobson Lawsuit
----------------------

On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or managers of the General Partner. One of the lawsuits alleges CMC breached the terms of his employment contract and that the officers and/or board members wrongfully interfered with his contract. Jacobson is seeking compensatory and punitive damages ($1,000,000 in salary and $11,000,000 in incentive compensation). Jacobson asked the court to enforce his contract and enjoin the Company from selling property or making distributions to the Unitholders until the Company has appraised its properties and paid him according to the terms of his employment contract. Jacobson's second lawsuit was for defamation. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. On May 29, 2003, the court dismissed, with prejudice, the defamation lawsuit against the Company, CMC and certain officers and/or managers of the General Partner. At the same time, the court dismissed, with prejudice, Jacobson's motion to enjoin the Company from selling its real estate properties. Jacobson also filed a motion for summary judgment on his contract claims which the court denied. Jacobson filed a motion for reconsideration which was denied on April 8, 2005. CMC has filed a counterclaim alleging breach of fiduciary duty and a motion to dismiss the claim for tortious interference with a contract. Jacobson filed a motion for summary judgment on CMC's counterclaim alleging breach of fiduciary duty which was denied on April 8, 2005.

On February 28, 2003, the Company filed suit against Jacobson in Delaware state court to collect a note from Jacobson to the Company in the amount of $332,000, which includes $16,000 of interest that has not been recorded in the Company's consolidated financial statements. On July 8, 2003, the Delaware Court stayed that action pending resolution of Jacobson's action against the Company.

CMC is vigorously defending itself against Jacobson's lawsuit and, in the opinion of management, has valid defenses against the remaining lawsuit relating to the Company's alleged breach of Jacobson's employment contract. At this time, the probability that a liability will be incurred and the amount of any potential liability cannot be determined. However, this litigation may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders. The parties have agreed to voluntary, non-binding mediation.

RACM
----

On July 30, 2003, the Company conveyed 142 acres of property in Milwaukee, Wisconsin to the Redevelopment Authority of the City of Milwaukee ("RACM") in consideration of $3.55 million in lieu of condemnation. The Company reserved the right to appeal the fair market value of the property and filed that appeal on April 6, 2004, in Milwaukee County, Wisconsin Circuit court. The most recent appraisal performed on behalf of the Company opines that the property had a fair market value of $15 million. There is no assurance that a court will award that amount at trial or that RACM would offer that amount to settle the litigation. A court could find that the property was worth less than $3.55 million and order the Company to return money to RACM. Any determination of fair market value and award to the Company will be net of the $3.55 million which the Company has already received. In the event of a court decision that determines the value of the property to be more than 115% of $3.55 million, the Company will be entitled to recover certain costs of the appeal.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)


Lite Yard
---------

CMC owns a 5 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead ("Lite Yard"). On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. The Company filed suit against Borax on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. This matter was settled pursuant to a Confidential Settlement Agreement and Release dated September 27, 2004, between the Company and Borax. Pursuant to the settlement agreement, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At December 31, 2004 and 2003, the Company's aggregate allowance for claims and liabilities for this site was $1,588,000 and $3,415,000, respectively. Of this amount, $726,000 was billed, but not yet paid, in respect of work related to the site through December 31, 2004.

At December 31, 2004, the Company has recorded a $905,000 receivable for the portion of these amounts due from Borax under the settlement agreement.

On September 3, 2004, the United States Environmental Protection Agency ("USEPA") issued an order ("Order") requiring the Company and Borax to remediate arsenic in the soils of a nearby residential neighborhood on an emergency basis. On January 24, 2005, the USEPA issued a general notice letter ("Letter) to the Company and Borax requesting that the Company and Borax perform a remedial investigation and feasibility study on the soils of the same nearby residential neighborhood on a non-emergency basis for matters not covered by the Order. Neither the Order nor the Letter are covered by the Confidential Settlement Agreement and Release between the Company and Borax.

The Company offered the USEPA $300,000 to settle the Company's obligations under the Order and Letter. The USEPA has not yet responded to the Company's offer. The Company believes, based on USEPA publications, that the USEPA has provided $1,500,000 for past and future remediation activities in the residential neighborhood. This amount does not necessarily represent the entire cost of the cleanup being under taken by the USEPA. The entire cost could be higher or lower. The USEPA could seek substantial penalties against the Company in addition to remediation costs. The Company engaged an environmental engineering consultant to review information available regarding the possible scope and cost of USEPA activities. The consultant projected a range of possible costs of $2,841,000 to $3,833,000. However, this estimate was based on limited data available to the consultant. The Company has reserved $1,196,000 in connection with the Order and Letter. This reserve amount takes into consideration the estimated range of possible costs and the allocation of costs among PRPs for the on-site remediation at the Lite Yard.

A former consultant for the Company at the Lite Yard, Exponent, Inc., filed suit against the Company in Minnesota state court on January 27, 2005. The complaint alleges that the Company owes Exponent $361,000 in unpaid consultant fees. CMC has disputed the reasonableness of Exponent's invoices.

Miles City Yard
---------------

By letter dated June 10, 2004, the DEQ demanded that the Company perform a remedial investigation of a railyard in Miles City, Montana previously owned and operated by the Milwaukee Road. The Company has, for many years, been conducting a clean-up of a substantial diesel fuel release at this site. On September 7, 2004, Trinity Railcar Repair, Inc. ("Trinity") filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors-in-interest and Trinity's alleged predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. On September 14, 2004, Trinity filed a motion for a preliminary injunction to prohibit the Company from liquidating or making distributions to its Unitholders. On January 10, 2005, the court held a hearing at which the Company's engineering witness testified that the maximum cost of investigation and remediation could be as much as $1,250,000. However, this estimate was not based on any direct investigation of conditions at the site. On March 24, 2005, the court ordered the Company to escrow cash, post a bond, or

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The court did not make a determination as to the requirement for any remediation, the costs of remediation or liability for any costs. The Company is considering an appeal of this order and is negotiating a letter of credit to comply with the terms of such order. The Company, based on current review of the site believes that the range of costs of investigation and remediation, including the ongoing diesel fuel clean-up could be between $618,000 and $1,740,000. At December 31, 2004, the Company's aggregate allowance for claims and liabilities for this site (including costs of investigation, remediation and legal fees relating to the litigation) is $618,000.

Bozeman
-------

In 2001 the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under the CALA with regard to the sold property. In the administrative proceeding, the DEQ will allocate environmental liability among potentially liable parties. The Company has projected that the total cost of the remediation already performed by the City of Bozeman plus additional remediation which may be required for the south half of the property is approximately within a range from $997,000 to $1,645,000. The estimated range of costs for the neighboring property is $120,000 to $219,000. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liabilities for any clean-up of the south half of the property. The Company has reserved an aggregate of $332,000 for all claims and liabilities associated with this property and the neighboring property. This reserve amount reflects the ranges of costs for both on-site and off-site remediation and the Company's limited liability to the City of Bozeman under the terms of the sale of the property to the City of Bozeman.

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

The DEQ has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Company's predecessor. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with the DEQ in April 1997. While the DEQ has not formally changed its position, DEQ has not elected to file suit.

At two separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

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

10.  Compensation and Benefits

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement is from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. The Phantom Units awarded under the incentive compensation plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense has been recognized in the consolidated statements of operations for the years ended December 31, 2004 and 2002. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. Compensation expense of $335,000 has been recognized in the consolidated statements of operations, of which $59,000 has been paid, for the year ending December 31, 2003. The outstanding balance owed of $276,000 was paid on January 5, 2004.

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

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Effective December 22, 2004, the 2002 CMC Plan was amended to extend to the later of December 31, 2006, or the conclusion of litigation brought by the Company against the Redevelopment Authority of the City of Milwaukee ("RACM") for recovery of the fair value of 142 acres of property previously conveyed to RACM. One current and two former officers of the Company are eligible for benefits under the 2002 CMC Plan. As of December 31, 2004, no amounts had been accrued in respect of benefits payable under the 2002 CMC Plan for the year ended December 31, 2004. As of December 31, 2003, $542,000 has been accrued as compensation expense under the 2002 CMC Plan of which $255,000 was paid for the year ended December 31, 2003. The total for the two years accrued as compensation expense under the 2002 CMC Plan is $581,000 of which a total of $277,000 has been paid to the three officers. The outstanding balance owed of $304,000 was paid on January 5, 2004. As of December 31, 2002, $39,000 had been accrued as compensation expense under the 2002 CMC Plan of which $22,000 had been paid to one of the three officers. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units payable at the time of any distributions to the Unitholders. The Phantom Units awarded under the CMC Plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. No compensation expense related to these Phantom Units has been recognized in the consolidated statements of operations for the years ended December 31, 2004 and 2002. Compensation expense related to these phantom Units of $100,500 has been recognized in the consolidated statement of operations, of which $19,500 had been paid as of and for the year ending December 31, 2003. The outstanding balance owed of $81,000 was paid on January 5, 2004.

In 2005 the Company entered into a separation and consulting agreement with Mr. Brandstatter. Under the agreement, Mr. Brandstatter will receive an annual consulting fee of $100,000 for ongoing consulting services during 2005 and can receive $15,000 for assistance with the Company's Form 10K and Annual Report and $15,000 for assistance with transition to a trustee for dissolution or liquidation. Additionally, Mr. Brandstatter was paid a $45,000 bonus in December 2004 related to the achievement of certain criteria established by the General Partner.

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

11.  Liquidation of Heartland Partners, L.P.

The Company's management intends to sell to unrelated third parties the remainder of its properties with a view towards eventually dissolving the partnership within the next two years. The Unitholders will not have control over the divestiture of the Company's remaining assets or, if the partnership is dissolved, the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that the Unitholders will receive any liquidating distributions of cash or other property. The Company is working to resolve its remaining liabilities which primarily consist of environmental matters and Edwin Jacobson's claim against the Company. In addition, the Company is pursuing recovery on the RACM claim it has against local governmental units in Wisconsin and foreclosing on its Class B Partnership Interest. Significant estimates are used in the preparation of financial statements to value the Class B Interest which represents the collateral of the HTI note receivable owed to the Company and CMC, the recoverability of the total cost of properties and the Company's environmental liabilities. The amount and timing of any future cash distributions will depend on generation of cash from sales and claims and the resolution of liabilities. The Company has experienced recurring operating losses for the years ended December 31, 2004, 2003, and 2002 and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations and meet existing and future liabilities. These losses, uncertainty as to the amount and timing of additional compensation from the RACM claim, if any, and the uncertainty surrounding such environmental liabilities and other claims, particularly the Edwin Jacobson lawsuit, create uncertainties about the Company's ability to meet existing and future liabilities as they become due. The Company has taken certain steps, including the reduction of fixed overhead and conservation of cash, in light of these uncertainties. The Company may be required to seek additional capital in the form of bank financing, however, there is no assurance that such bank financing will be available or, if available, will be on terms favorable to the Company.

12.  Subsequent Events

On March 23, 2005 the Company closed the sale of 1.2 acres of property in Chicago, Illinois for $4.2 million.

On March 24, 2005, a Montana state court ordered the Company to escrow cash, post a bond, or provide another guarantee of $2,500,000 to cover possible remediation and clean-up costs for the Miles City, Montana site. The Company is considering an appeal of this order and is negotiating a letter of credit to comply with the terms of such order.

13.  Quarterly Financial Data (Unaudited)


                                                           (dollars in thousands)
       For the three months ended             March         June 30,        September         December
                                             31, 2004         2004          30, 2004         31, 2004
                                             ----------    -----------    -------------     ------------
Property sales                               $   3,115     $      749     $        128      $        43
Gross profit (loss) on property sales            2,371            336              (35)              42
Operating income (loss)                            630         (1,296)           1,096           (4,954)
Other income (loss)                                307            (61)            (125)              48
Net income (loss)                            $     937     $   (1,357)    $        971      $    (4,906)
                                             ----------    -----------    -------------     ------------
Net income  (loss)  allocated to Class A     $     880     $     (880)    $        520      $      (520)
Units


                                             ----------    -----------    -------------     ------------
Net income (loss) per Class A Unit           $    0.42     $    (0.42)    $       0.25      $     (0.25)
                                             ----------    -----------    -------------     ------------

                            Heartland Partners, L.P.
             Notes to Consolidated Financial Statements (Continued)

                                                               (dollars in thousands)
       For the three months ended              March          June 30,        September        December
                                             31, 2003          2003          30, 2003         31, 2003
                                             ----------    ------------    ------------     -------------
Property sales                               $  11,117     $     1,314     $     4,657      $     15,592
Gross profit on property sales                   7,300             268          (3,515)            4,918
Operating (loss) income                          5,600          (1,237)         (4,850)           (3,276)
Other income (loss)                                (48)            (66)             66             1,456
Net (loss) income                            $   5,552     $    (1,303)    $    (4,784)     $     (1,820)
                                             ----------    ------------    ------------     -------------
Net income  (loss)  allocated to Class A
Units                                        $   5,468     $    (1,283)    $    (4,712)     $     (1,772)
                                             ----------    ------------    ------------     -------------
Net income (loss) per Class A Unit           $    2.61     $     (0.61)    $     (2.25)     $      (0.85)
                                             ----------    ------------    ------------     -------------

                                                                     SCHEDULE II

                            HEARTLAND PARTNERS, L.P.
                        VALUATION AND QUALIFYING ACCOUNTS
              For The Years Ended December 31, 2004, 2003 and 2002
                             (dollars in thousands)

                     Description                                         Additions
                     -----------                         Balance at      charged to                     Balance
                                                         beginning       costs and                      at end
        Allowance for Claims and Liabilities              of year        expenses     Deductions        of year
                                                          -------        --------     ----------        -------

Year ended December 31, 2004:                          $     3,970     $      863    $     (605)       $    4,228
                                                       ============    ===========   ===========       ===========

Year ended December 31, 2003:                          $     4,050     $    1,649    $   (1,729)       $    3,970
                                                       ============    ===========   ===========       ===========

Year ended December 31, 2002:                          $     4,337     $    (238)    $      (49)       $    4,050
                                                       ============    ===========   ===========       ===========


                     Description
                     -----------                                         Additions
                                                         Balance at     charged to                       Balance
           Allowance for Doubtful Accounts               beginning       costs and                       at end
                 Accounts Receivable                      of year        expenses      Deductions        of year
                                                          -------        --------      ----------        -------

Year ended December 31, 2004:                          $       316     $       38    $      --          $      354
                                                       ============    ===========   ===========       ===========

Year ended December 31, 2003:                          $       316     $       --    $      --          $      316
                                                       ============    ===========   ===========       ===========

Year ended December 31, 2002:                          $        --     $      316    $      --          $      316
                                                       ============    ===========   ===========       ===========


                   Description
                   -----------                                          Additions
                                                         Balance at     charged to                        Balance
           Allowance for Doubtful Accounts               beginning       costs and                        at end
                 Due from Affiliate                       of year        expenses      Deductions         of year
                                                          -------        --------      ----------         -------

Year ended December 31, 2004:                          $     5,133     $    2,101     $      --         $    7,234
                                                       ============    ===========   ===========       ===========

Year ended December 31, 2003:                          $       133     $    5,000     $      --         $    5,133
                                                       ============    ===========   ===========       ===========

Year ended December 31, 2002:                          $       --      $      133     $      --         $      133
                                                       ============    ===========   ===========       ===========

                                                                    SCHEDULE III

                            HEARTLAND PARTNERS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2004
                             (dollars in thousands)


     Description                                           Cost Capitalized                   Gross Amount at
 Land, Buildings and            Initial Cost                  Subsequent                     Which Carried at
    Improvements                to Heartland              to Acquisition (1)                Close of Period (1)
    ------------                ------------              ------------------                -------------------

                                                                                                    Building,
                                      Buildings                                                    Improvement
                                         and                              Carrying                     and
                             Land    Improvements      Improvements (3)   Costs(4)       Land     Carrying Costs        Total
                             ----    ------------      ----------------   --------       ----     --------------        -----


Chicago, IL             $     237    $      --        $      50          $      96      $    237     $     146         $    383

Corporate and other(5)         --           --              141                 --            --           141              141
                        ----------   ----------       ----------         ----------     ---------    ---------         ---------

TOTAL                   $     237    $      --        $     191          $      96      $    237     $     287         $    524
                        ==========   ==========       ==========         ==========     =========    =========         =========


                                                                                               Life on
                                                                                                Which
                                                                                            Depreciation
                                                                                              In Latest
                                                                 Date of                       Income
              Description                       Accumulated   Completion of      Date         Statement
   Land, Buildings and Improvements            Depreciation   Construction     Acquired      Is Computed
   --------------------------------            ------------   ------------     --------      -----------

Chicago, IL                                    $       --        Various        Various          (2)

Corporate and other                                    20        Various        Various          (2)
                                               -----------

TOTAL                                          $       20
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

                            HEARTLAND PARTNERS, L.P.
                          ATTACHMENT A TO SCHEDULE III

               RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING
                        OF YEAR WITH TOTAL AT END OF YEAR
                        DECEMBER 31, 2004, 2003 AND 2002
                             (dollars in thousands)


                                                     2004            2003          2002
                                                     ----            ----          ----

Balance at January 1                           $     1,008       $     1,706   $     2,702
                                               ------------      ------------  ------------

Additions during year:
     Other acquisitions                                 --                --            --
                                               ------------      ------------  ------------
         Total additions                                --                --            --
                                               ------------      ------------  ------------

Deductions during year:
Land write off to cost of sales                       (118)             (581)           --
Write off of Longleaf fixed assets                      --              (117)           --
Loss on sale of improvements                           (70)               --            --
Write off of buildings and improvements
     And related accumulated depreciation             (296)               --          (996)
                                               ------------      ------------  ------------
     Total deductions                                 (484)             (698)         (996)
                                               ------------      ------------  ------------
Balance at December 31                         $       524       $     1,008   $     1,706
                                               ============      ============  ============


             RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION
                 AT BEGINNING OF YEAR WITH TOTAL AT END OF YEAR
                          DECEMBER 2004, 2003 AND 2002
                             (dollars in thousands)

                                                    2004              2003          2002
                                                    ----              ----          ----

Balance at January 1                           $       282       $       213   $     1,144
                                               ------------      ------------  ------------

Additions during year:
     Charged to expense                                 34                69            65
                                               ------------      ------------  ------------
     Total additions                                    34                69            65
                                               ------------      ------------  ------------

Deductions during year:
Write off of buildings and improvements and
related accumulated depreciation                      (296)               --          (996)
                                               ------------      ------------  ------------
     Total deductions                                 (296)               --          (996)
                                               ------------      ------------  ------------
Balance at December 31                         $        20       $       282   $       213
                                               ============      ============  ============


                            HEARTLAND PARTNERS, L.P.

                                INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------

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

Exhibit
Number         Description
------         -----------

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

10.33 Management Agreement, dated as of June 27, 1990, by and among Heartland Technology, Inc. (f/k/a Chicago Milwaukee Corporation), the Company and CMC, incorporated by reference to Exhibit 10.2 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1990; and Amendment Agreement to Management Agreement between CMC Heartland Partners and Heartland Technology, Inc. dated October 19, 2000, incorporated by reference to Exhibit 10.33 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

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

Exhibit
Number         Description
------         -----------

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

Exhibit
Number         Description
------         -----------

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

Exhibit
Number         Description
------         -----------

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

10.70          2004 Amendment to the CMC Heartland Partner 2002 Incentive Plan.

10.71 Separation, Release and Consulting Agreement between CMC Heartland Partners and Richard P. Brandstatter.

14 Heartland Partners, L.P. Code of Ethics adopted March 29, 2004, incorporated by reference to Exhibit 14 to Heartland's Annual Report on Form 10-K for the year ending December 31, 2003.

21 Subsidiaries of Heartland Partners, L.P., incorporated by reference to Exhibit 14 to Heartland's Annual Report on Form 10-K for the year ending December 31, 2003.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.