Form 10-Q
period 2005-03-31
HEARTLAND PARTNERS L P
filed 2005-05-24
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005
                                              ----------------------------------

                                                                  OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________

               Commission File Number: 1-10520


                            HEARTLAND PARTNERS, L.P.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                      DELAWARE                            36-3606475
--------------------------------------------------------------------------------
           (State or Other Jurisdiction of            (I.R.S.  Employer
            Incorporation or Organization)            Identification No.)

53 WEST JACKSON BLVD., SUITE 1150, CHICAGO, ILLINOIS         60604
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                (Zip Code)

                                  312/834-0592
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

                                    Yes   X     No
                                         ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes         No  X
                                        ---        ---

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2005


                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION..........................................................................3

         ITEM 1.     FINANCIAL STATEMENTS........................................................................3

                  CONSOLIDATED BALANCE SHEETS....................................................................3

                  CONSOLIDATED STATEMENTS OF OPERATIONS..........................................................4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................................5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................6

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS..................................................................16

         ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................30

         ITEM 4.     CONTROLS AND PROCEDURES....................................................................30

PART II.          OTHER INFORMATION.............................................................................31

         ITEM 1.     LEGAL PROCEEDINGS..........................................................................31

         ITEM 6.     EXHIBITS...................................................................................31

                  SIGNATURES....................................................................................32

                  EXHIBIT INDEX.................................................................................33


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (Unaudited)

                                                                    March 31,        December 31,
                                                                       2005              2004
                                                              ------------------------------------
Assets:
Cash and cash equivalents                                     $            4,396 $          1,450
Accounts receivable (net of allowance of $354
  at March 31, 2005 and December 31, 2004)                                   638              905
Due from affiliate (net of allowance of $7,334 and $7,234 at
  March 31, 2005 and December 31, 2004, respectively)                      2,400            2,500
Prepaid and other assets                                                     252              402
                                                              ------------------------------------
       Total                                                               7,686            5,257
                                                              ------------------------------------

Property:
Land                                                                         383              383
Buildings and Improvements                                                   141              141
   Less accumulated depreciation                                             (21)             (20)
                                                              ------------------------------------
Net land, buildings and improvement                                          503              504
Land held for sale                                                         2,343            5,912
                                                              ------------------------------------
       Net properties                                                      2,846            6,416
                                                              ------------------------------------

Total assets                                                  $           10,532 $         11,673
                                                              ====================================

Liabilities:
Accounts payable and accrued expenses                         $            1,840 $          1,234
Accrued real estate taxes                                                    108              186
Allowance for claims and liabilities                                       3,665            4,228
Unearned rents and deferred income                                           869              888
Other liabilities                                                              1                1
                                                              ------------------------------------
       Total liabilities                                                   6,483            6,537
                                                              ------------------------------------

Partners' capital:
General Partner                                                               --               --
Class A Limited Partners - 2,142 units
  authorized and issued and 2,092 outstanding at
  March 31, 2005 and December 31, 2004                                        --               --
Class B Limited Partner                                                    4,049            5,136
                                                              ------------------------------------
       Total partners' capital                                             4,049            5,136
                                                              ------------------------------------
Total liabilities and partners' capital                       $           10,532 $         11,673
                                                              ====================================

   The accompanying notes are an integral part of these financial statements.

                            HEARTLAND PARTNERS, L. P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (dollars in thousands except per Unit data)
                                   (Unaudited)

                                                                       For the Three Months
                                                                         Ended March 31,
                                                              ----------------------------------
                                                                       2005              2004
                                                              ----------------------------------
INCOME:
Property sales                                                $          4,203  $         3,115
Less: Cost of property sales                                             3,952              744
                                                              ----------------------------------

GROSS PROFIT ON PROPERTY SALES                                             251            2,371
                                                              ----------------------------------

OPERATING EXPENSES:
Selling expenses                                                           287              341
General and administrative expenses                                        617              826
Interest expense                                                            --               17
Bad debt expense                                                           100               --
Real estate taxes                                                           42               71
Environmental expenses and other charges                                   300              486
                                                              ----------------------------------

TOTAL OPERATING EXPENSES                                                 1,346            1,741
                                                              ----------------------------------

OPERATING (LOSS) INCOME                                                 (1,095)             630

OTHER INCOME AND (EXPENSES):
Interest income                                                              6                5
Rental income                                                               49              397
Other income                                                                57               20
Depreciation                                                                (1)             (12)
Management fee                                                            (103)            (103)
                                                              ----------------------------------

TOTAL OTHER INCOME                                                           8              307
                                                              ----------------------------------

NET (LOSS) INCOME                                             $         (1,087) $           937
                                                              ==================================

Net income allocated to General Partner                       $             --  $             9
                                                              ==================================
Net (loss) income allocated to
  Class B Limited Partner                                     $         (1,087) $            48
                                                              ==================================
Net income allocated to
  Class A Limited Partners                                    $             --  $           880
                                                              ==================================
Net income  per Class A
  Limited Partnership Unit                                    $             --  $          0.42
                                                              ==================================
Weighted average number of Class A Limited
  Partnership Units outstanding                                          2,092            2,092
                                                              ==================================

   The accompanying notes are an integral part of these financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)


                                                                     For the Three Months
                                                                       Ended March 31,
                                                              ---------------------------------
                                                                      2005               2004
                                                              ---------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                             $         (1,087) $          937
Adjustments reconciling net (loss) income to net cash
  provided by operating activities:
Land write off to cost of sales                                             --             108
Depreciation                                                                 1              12
Bad debt expense                                                           100              --
Net change in allowance for claims and liabilities                        (563)             57
Net change in assets and liabilities:
   Decrease in accounts receivable                                         267             188
   Decrease in land held for sale                                        3,569             548
   Increase (decrease) in accounts payable and accrued
liabilities                                                                606            (968)
   Net change in other assets and liabilities                               53            (699)
                                                              ---------------------------------

Net cash provided by operating activities                                2,946             183
                                                              ---------------------------------

Net increase in cash                                                    2, 946             183

Cash at beginning of period                                              1,450           3,926
                                                              ---------------------------------

Cash at end of period                                         $          4,396  $        4,109
                                                              =================================

NON-CASH ACTIVITIES:
Write off of furniture, fixtures and equipment and
  the related accumulated depreciation                        $             --  $           52
                                                              =================================


   The accompanying notes are an integral part of these financial statements.

                            Heartland Partners, L.P.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

These unaudited consolidated financial statements of Heartland Partners, L.P., a Delaware limited partnership, and its subsidiaries (collectively, "Heartland" or the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K (the "2004 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the notes included in the 2004 Form 10-K and present interim disclosures as required by the SEC. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

1.   Organization

Organization and Purpose

Heartland was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement. Heartland was originally organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties.

Heartland is now attempting to sell its remaining real estate holdings, pursuing recovery on claims it has against local government units in Wisconsin and foreclosing on the Company's Class B Interest held by a wholly owned subsidiary of Heartland Technology, Inc., a Delaware corporation formerly known as Milwaukee Land Company ("HTI"), that secures outstanding loans from the Company to HTI that HTI has indicated it will be unable to repay.

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

HTI Interests, LLC, a Delaware limited liability company and sole general partner of Heartland (the "General Partner" or "HTII"), is owned 99.9% by HTI, and 0.1% by HTI Principals, Inc., a Delaware corporation owned by four current members and one former member of HTII's board of managers. CMC Heartland Partners, a Delaware general partnership ("CMC"), is an operating general partnership owned 99.99% by Heartland and 0.01% by HTII.

                            Heartland Partners, L.P.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

The following table sets forth certain entities formed by Heartland since its inception that currently hold real estate and other assets, the date and purpose of formation, development location and ownership:


                                                      YEAR
               COMPANY                               FORMED            BUSINESS PURPOSE
               -------                               ------            ----------------

Heartland Development Corporation (1) ("HDC")         1993      General Partner of CMC Heartland Partners I,
                                                                Limited Partnership

CMC Heartland Partners III, LLC (2)   ("CMCIII")      1997      Owned  Kinzie Station Phases I and II

(1) Wholly owned by Heartland Partners, L.P.

(2) Wholly owned by CMC.


Except as otherwise noted herein, references in this report to "Heartland" or the "Company" include CMC, HDC and CMCIII.

2.   Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Heartland Partners, L.P.; CMC, its 99.99% owned operating partnership; HDC, 100% owned by Heartland Partners, L.P. and CMCIII, 100% owned by CMC. All intercompany transactions have been eliminated in consolidation.

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

Property

Properties and improvements are carried at their historical cost. Depreciation is provided for financial statement purposes over the estimated useful life of the respective assets ranging from thirty one and one-half (31 1/2) to forty
(40) years for building and improvements using the straight-line method.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the first three months of 2005 that resulted in an impairment loss being recognized.

Reclassification

Certain reclassifications have been made to the prior periods' financial statements in order to conform with the current period presentation.

                            Heartland Partners, L.P.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


3.   Real Estate Sale Activities

Property sales during the three months ended March 31, 2005 totaled $4,203,000 which consisted of the sale of 1.25 acres of land in Chicago, IL (Kinzie Station Phase II) for $4,200,000 and various minor land held for sale parcels for $3,000.

Property sales during the three months ended March 31, 2004 totaled $3,115,000 which consisted of approximately 2 acres of land in the Kinzie Station development in Chicago, Illinois for $1,597,000, 6 acres of land at Petit Point located near Milwaukee, Wisconsin for $1,155,000, and various land held for sale parcels for approximately $363,000.

At March 31, 2005 the Company had remaining property and air rights at Kinzie Station in Chicago, Illinois, of approximately 2.85 acres, a 20 acre property in Glendale, Wisconsin, 28 acres in Rockford, Illinois, a five acre site in Minneapolis, Minnesota and approximately 157 acres of land scattered over 9 states.

In addition, although the Company conveyed its property in Menomonee Valley located in Milwaukee, Wisconsin to the Redevelopment Authority of the City of Milwaukee ("RACM") and received $3,550,000 in connection with a July 2003 condemnation proceeding, it retained the right to appeal the purchase price and to seek additional consideration. In April 2004 the Company filed suit against RACM in the Milwaukee County Circuit Court appealing the compensation paid by RACM. Heartland's appraiser has valued the property at $15,000,000. However, there can be no certainty that the Company will be successful in obtaining additional compensation in its suit against RACM.

4.   Related Party Transactions

Management Agreement

Heartland has a management agreement with HTII pursuant to which Heartland is required to pay HTII an annual management fee in the amount of $413,000. The management agreement terminates on June 27, 2005. The management fee of $103,000 for the three months ended March 31, 2005 has been accrued but not paid.

Notes Receivable from HTI

As of March 31, 2005 and December 31, 2004, HTI owed Heartland an aggregate of $9,734,000 of which $8,464,000 relates to promissory notes issued in 2000 and 2001 (the "2000 Notes") and $1,270,000 relates to the Company's purchase of certain notes from PG Oldco, Inc., a creditor of HTI ("PG Oldco Notes"). The 2000 Notes and the PG Oldco Notes are collateralized by a security interest in the Class B Interest (the "Collateral"). Heartland has recorded an allowance for doubtful accounts of approximately $7,334,000 and $7,234,000 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000 at March 31, 2005 and December 31, 2004, respectively. An additional allowance for doubtful accounts

                            Heartland Partners, L.P.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


of $100,000 was recorded for the three months ended March 31, 2005 due to continued operating costs above amounts estimated in prior periods. Because Heartland intends to acquire the Class B Interest from HTI either pursuant to a proposed settlement agreement between HTI and certain of its creditors or upon a foreclosure of the Class B Interest, as discussed below, Heartland has determined that the amount due from affiliate should reflect the value of the Class B Interest based on the estimated amount of potential future cash distributions distributable in respect of the Class B Interest upon a liquidation of Heartland (assuming that the Class B Interest is not cancelled and remains outstanding). In the event that the proposed settlement agreement is not approved by HTI's other creditors, Heartland anticipates that it will exercise its rights under the 2000 Notes, the PG Oldco Notes, the related security agreements and applicable law to foreclose on the Class B Interest. Upon either the acquisition of the Class B Interest pursuant to the proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's creditors or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed upon and cancelled, it will be entitled to receive distributions in accordance with the terms of the partnership agreement.

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

Other

A senior partner of a law firm who provides services to the Company owns approximately 7.5% of the stock of HTI. Lawrence S. Adelson also owns 119,500 shares of HTI. Furthermore, Lawrence S. Adelson, C.E.O. of the Company, and Richard P. Brandstatter, an outside consultant to the Company and a Manager of HTII, are employees and directors of HTI.

                            Heartland Partners, L.P.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


5.   Legal Proceedings and Contingencies

At March 31, 2005 and December 31, 2004, Heartland's allowance for claims and liabilities was approximately $3,665,000 and $4,228,000, respectively. The decrease in the allowance resulted from payments made by Heartland and Borax for remediation of contamination at the Lite Yard site in Minneapolis, Minnesota.

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

Maples
------

Under the terms of a lot agreement with the Longleaf Associates Limited Partnership ("LALP"), one of Heartland's subsidiaries was required to pay $135,000, $250,000, $135,000 and $250,000 on April 1, 2002, November 1, 2002,
April 1, 2003, and November 1, 2003, respectively, to Maples, the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. The four payments totaling $770,000 were not made, which constituted an event of default under the lot agreement. The Company believes Maples is in default of its obligations under the golf membership agreements. In addition, LALP, the seller of the Longleaf lots, did not notify the Company's subsidiary that it was in default. LALP would have been entitled to seek specific performance and/or other remedies as provided for in the membership agreement. However, due to its belief that Maples had breached the membership agreement, the Company's subsidiary did not make these payments. On June 19, 2003, Maples joined the Company's subsidiary as a defendant in a lawsuit Maples filed against LALP in the North Carolina General Court of Justice Superior Court Division of Moore County for breach of contract. Maples is seeking $3,515,000 in compensatory damages from the defendants. The Company's subsidiary is vigorously defending itself against this action, and, at this time, the Company has not recorded a loss contingency because the Company cannot determine (a) if it is probable that a liability will be incurred and (b) the amount of any possible liability. The Company's management is not able to express an opinion on whether this action will adversely affect the Company's future financial condition or results of operations. At this time, due to the sale of all of the assets of the Company's subsidiary on December 31, 2003, and due to the release of the Company's subsidiary from any liability related to the lot agreement by LALP, the Company is attempting to have the Company's subsidiary removed as a defendant in the lawsuit.

                            Heartland Partners, L.P.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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

RACM
----

On July 30, 2003, the Company conveyed 142 acres of property in Milwaukee, Wisconsin to the RACM in consideration of $3.55 million in lieu of condemnation. The Company reserved the right to appeal the fair market value of the property and filed that appeal on April 6, 2004, in Milwaukee County, Wisconsin Circuit court. The most recent appraisal performed on behalf of the Company opines that the property had a fair market value of $15 million. There is no assurance that a court will award that amount at trial or that RACM would offer that amount to settle the litigation. A court could find that the property was worth less than $3.55 million and order the Company to return money to RACM. Any determination of fair market value and award to the Company will be net of the $3.55 million which the Company has already received. In the event of a court decision that determines the value of the property to be more than 115% of $3.55 million, the Company will be entitled to recover certain costs of the appeal.

                            Heartland Partners, L.P.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Lite Yard
---------

CMC owns a 5 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead ("Lite Yard"). On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. The Company filed suit against US Borax Inc. ("Borax") on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. This matter was settled pursuant to a Confidential Settlement Agreement and Release dated September 27, 2004, between the Company and Borax. Pursuant to the settlement agreement, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At March 31, 2005 and December 31, 2004, the Company's aggregate allowance for claims and liabilities for this site was $1,044,000 and $1,588,000, respectively. Of this amount, $19,000 was billed, but not yet paid, in respect of work related to the site through March 31, 2005.

At March 31, 2005, the Company has recorded a $638,000 receivable for the portion of these amounts due from Borax under the settlement agreement.

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

                            Heartland Partners, L.P.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



Miles City Yard
---------------

By letter dated June 10, 2004, the Montana Department of Environmental Quality (the "DEQ") demanded that the Company perform a remedial investigation of a railyard in Miles City, Montana previously owned and operated by the Milwaukee Road. The Company has, for many years, been conducting a clean-up of a substantial diesel fuel release at this site. On September 7, 2004, Trinity Railcar Repair, Inc. ("Trinity") filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors-in-interest and Trinity's alleged predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. On September 14, 2004, Trinity filed a motion for a preliminary injunction to prohibit the Company from liquidating or making distributions to its Unitholders. On January 10, 2005, the court held a hearing at which the Company's engineering witness testified that the maximum cost of investigation and remediation could be as much as $1,250,000. However, this estimate was not based on any direct investigation of conditions at the site. On March 24, 2005, the court ordered the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The court did not make a determination as to the requirement for any remediation, the costs of remediation or liability for any costs. The Company is considering an appeal of this order and is negotiating a letter of credit to comply with the terms of such order. The Company, based on current review of the site believes that the range of costs of investigation and remediation, including the ongoing diesel fuel clean-up could be between $618,000 and $1,740,000. At March 31, 2005, the Company's aggregate allowance for claims and liabilities for this site (including costs of investigation, remediation and legal fees relating to the litigation) is $618,000.

Bozeman
-------

In 2001 the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under the Montana Controlled Allocation of Liability Act ("CALA") with regard to the sold property. In the administrative proceeding, the DEQ will allocate environmental liability among potentially liable parties. The Company has projected that the total cost of the remediation already performed by the City of Bozeman plus additional remediation which may be required for the south half of the property is approximately within a range from $997,000 to $1,645,000. The estimated range of costs for the neighboring property is $120,000 to $219,000. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liabilities for any clean-up of the south half of the property. The Company has reserved an aggregate of $332,000 for all claims and liabilities associated with this property and the neighboring property. This reserve amount reflects the estimated low end of the range of costs for the off-site remediation and the estimated low end of the range of future on-site costs and takes into account the Company's limited liability to the City of Bozeman under the terms of the sale of the property to the City of Bozeman.

                            Heartland Partners, L.P.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. At March 31, 2005, Heartland's allowance for claims and liabilities for this site is $191,000. By letter dated April 6, 2005, the lead PRP at this site offered to settle the Company's future obligations for approximately $266,000. The Company's management believes this offer to be higher than the historical operating costs at this site and therefore has reserved a lower amount. Additionally, the lead PRP at this site previously made a demand for monitoring costs of $53,000 incurred through March of 2004. The Company has not paid any amounts to the PRP in respect of monitoring costs for this site to date.

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

                            Heartland Partners, L.P.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


6.   Compensation and Benefits

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Effective December 22, 2004, the 2002 CMC Plan was amended to extend to the later of December 31, 2006, or the conclusion of litigation brought by the Company against the RACM for recovery of the fair value of 142 acres of property previously conveyed to RACM. One current and two former officers of the Company are eligible for benefits under the 2002 CMC Plan. Total compensation expense under the 2002 CMC Plan was $74,000 for the three months ended March 31, 2005, which was recorded as a component of cost of property sales.

In 2005 the Company entered into a separation and consulting agreement with Mr. Brandstatter. Under the agreement, Mr. Brandstatter will receive an annual consulting fee of $100,000 for ongoing consulting services during 2005 and can receive $15,000 for assistance with any transition to a trustee for dissolution or liquidation. Additionally, Mr. Brandstatter was paid a $45,000 bonus during the first quarter of 2005 that was earned during the fourth quarter of 2004 that was related to the achievement of certain criteria established by the General Partner.

7.   Liquidation of Heartland Partners, L.P.

The Company's management intends to sell to unrelated third parties the remainder of its properties with a view towards eventually dissolving the partnership within the next two years. The Unitholders will not have control over the divestiture of the Company's remaining assets or, if the partnership is dissolved, the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that the Unitholders will receive any liquidating distributions of cash or other property. The Company is working to resolve its remaining liabilities which primarily consist of environmental matters and Edwin Jacobson's claim against the Company. In addition, the Company is pursuing recovery on the RACM claim it has against local governmental units in Wisconsin and foreclosing on its Class B Partnership Interest. Significant estimates are used in the preparation of financial statements to value the Class B Interest which represents the collateral of the HTI note receivable owed to the Company and CMC, the recoverability of the total cost of properties and the Company's environmental liabilities. The amount and timing of any future cash distributions will depend on generation of cash from sales and claims and the resolution of liabilities. The Company has experienced recurring operating losses for the three months ended March 31, 2005 and for the years ended December 31, 2004, 2003, and 2002 and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations and meet existing and future liabilities. These losses, uncertainty as to the amount and timing of additional compensation from the RACM claim, if any, and the uncertainty surrounding such environmental liabilities and other claims, particularly the Edwin Jacobson lawsuit, create uncertainties about the Company's ability to meet existing and future liabilities as they become due. The Company has taken certain steps, including the reduction of fixed overhead and conservation of cash, in light of these uncertainties. The Company may be required to seek additional capital in the form of bank financing, however, there is no assurance that such bank financing will be available or, if available, will be on terms favorable to the Company.


8.   Subsequent Events

In April 2005 Company entered into a contract to sell approximately 4,000 square feet of commercial space and 11 parking spaces in the Kinzie Station Phase I building in Chicago, Illinois. The sales price is $550,000. The sale is scheduled to close in June 2005.

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

Notes Receivable from HTI

HTI owes Heartland an aggregate of $9,734,000 of which $8,464,000 relates to promissory notes issued in 2000 and 2001 (the "2000 Notes") and $1,270,000 relates to the Company's purchase of certain notes from PG Oldco, Inc., a creditor of HTI ("PG Oldco Notes") and both of which are secured by the Class B Interest. Heartland has recorded an allowance for doubtful accounts of approximately $7,334,000 related thereto. Upon either the acquisition of the Class B Interest pursuant to a proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's stockholders or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed upon and cancelled, it will be entitled to receive distributions in accordance with the terms of the Partnership Agreement.

Pending Litigation

The Jacobson litigation described in Note 5--Legal Proceedings and Contingencies to the unaudited consolidated financial statements above may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders.

Additionally, as discussed in Note 5--Legal Proceedings and Contingencies to the unaudited consolidated financial statements above, a state court in Montana issued an order requiring the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs on land formerly owned by the Company, or its predecessor-in-interest, in Miles City, Montana. The Company is considering an appeal of this order and is negotiating a letter of credit to comply with the terms of such order.

Access to Financing

As of March 31, 2005, Heartland's total consolidated indebtedness was zero. There can be no assurance that the amounts available from internally generated funds, cash on hand and sale of assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of bank financing. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its liquidation strategy and for other expenditures, properties might be sold for far less than their value. Any such discounted sale could adversely affect Heartland's future results of operations and future cash flows. However, management does not have any intention to discount the sale of properties for far less than their value.

Period-to-Period Fluctuations

Heartland's sales activity varies from period to period, and the ultimate success of this sales activity cannot always be determined from results in any particular period or periods. Thus, the timing and amount of revenues arising from this sales activity is subject to considerable uncertainty. The inability of Heartland to manage effectively their cash flows from operations would have an adverse effect on their ability to service any future debt, and to meet working capital requirements.

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

The Company is working to resolve its remaining liabilities which primarily consist of environmental matters and Edwin Jacobson's claim against the Company. In addition, the Company is pursuing a condemnation claim against the Redevelopment Authority of the City of Milwaukee ("RACM") and foreclosing on its Class B Partnership Interest. Significant estimates are used in the preparation of financial statements to value the Class B Interest which represents the collateral of the HTI note receivable owed to the Company and CMC, the recoverability of the total cost of properties and the Company's environmental liabilities. The amount and timing of any future cash distributions will depend on generation of cash from sales and claims and the resolution of liabilities. The Company has experienced recurring operating losses for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003, and 2002 and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations and meet existing and future liabilities. These losses, uncertainty as to the amount and timing of additional compensation from the RACM claim, if any, and the uncertainty surrounding such environmental liabilities and other claims, particularly the Edwin Jacobson lawsuit, create uncertainties about the Company's ability to meet existing and future liabilities as they become due. The Company has taken certain steps, including the reduction of fixed overhead and conservation of cash, in light of these uncertainties. The Company may be required to seek additional capital in the form of bank financing, however, there is no assurance that such bank financing will be available or, if available, will be on terms favorable to the Company.

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

The Class A units have been traded since June 20, 1990. The Company believes that factors such as (but not limited to) announcements of developments related to the Company's business, fluctuations in the Company's quarterly or annual operating results, failure to meet expectations, results of pending litigation (including the Company's pending suit against RACM and Trinity's suit against the Company) and general economic conditions, could cause the price of the Company's units to fluctuate substantially. In recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Class A units.

The Class A units are currently traded on the American Stock Exchange under the symbol "HTL". The Class A units are thinly traded. There are no assurances that the Company will maintain its listing on the exchange. If the Class A units should be delisted from the exchange, it is likely that it could materially and/or adversely effect any future liquidity in the Class A units.

Potential Environmental Liabilities

Estimation of Amount of Reserve for Environmental Claims and Liabilities:

The Company evaluates the environmental liabilities associated with its properties on a regular basis. The Company records an allowance, or reserve, for known potential environmental claims and liabilities, including remediation, legal and consulting fees, to the extent it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The reserve amount does not include any estimated amounts for unknown claims and liabilities. The Company estimates its reserve for known environmental claims and liabilities independent from any claims the Company may have for recovery against third parties, including from governmental sponsored clean-up funds. If the Company cannot reasonably estimate the amount of an environmental claim or liability, but (i) the Company's management is able to determine that the amount of the liability is likely to fall within a range and (ii) no amount within that range can be determined to be a better estimate than any other amount, then the Company records the reserve at the minimum amount of the range. At March 31, 2005, the reserve for environmental claims and liabilities was $3,665,000, which represents the minimum amount of the range of the Company's estimate of environmental claims and liabilities. The upper range of the Company's environmental claims and liabilities is estimated to be approximately $10,961,000 based on an estimate by outside consultants.

Actual Costs Likely to Exceed Amount of Reserve:

If the Company were to use a different approach than that described above, the amount of the reserve could be materially higher. Additionally, the Company believes it is likely that the actual amount of the Company's environmental claims and liabilities, when fully resolved or provided for, will be higher than the reserve amount because it is unlikely that, as a whole, such claims and liabilities will be resolved for in the amount currently reserved since the Company records a reserve at the low end of the range if no estimate is better than any other amount. Also, as noted above, the Company does not include in the amount of the reserve any estimated amounts for unknown claims and liabilities. This means that as new claims arise the amount of the reserve will generally need to be increased. For example, as the Company incurs environmental remediation and other costs for new environmental claims, the Company pays for, and records as an operating expense, the amount of such costs and accrues an environmental reserve if necessary. However, because new environmental claims arise periodically, the amount of the Company's reserve for environmental claims and liabilities has not historically declined, but rather has remained flat or increased over time.

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

Lite Yard

CMC owns a 5 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead ("Lite Yard"). On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. The Company filed suit against US Borax Inc. ("Borax") on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. This matter was settled pursuant to a Confidential Settlement Agreement and Release dated September 27, 2004, between the Company and Borax. Pursuant to the settlement agreement, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At March 31, 2005 and December 31, 2004, the Company's aggregate allowance for claims and liabilities for this site was $1,044,000 and $1,588,000, respectively. Of this amount, $19,000 was billed, but not yet paid, in respect to work related to the site through March 31, 2005.

At March 31, 2005, the Company has recorded a $638,000 receivable for the portion of these amounts due from Borax under the settlement agreement.

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

Miles City Yard

By letter dated June 10, 2004, the DEQ demanded that the Company perform a remedial investigation of a railyard in Miles City, Montana previously owned and operated by the Milwaukee Road. The Company has, for many years, been conducting a clean-up of a substantial diesel fuel release at this site. On September 7, 2004, Trinity Railcar Repair, Inc. ("Trinity") filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors-in-interest and Trinity's alleged predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. On September 14, 2004, Trinity filed a motion for a preliminary injunction to prohibit the Company from liquidating or making distributions to its Unitholders. On January 10, 2005, the court held a hearing at which the Company's engineering witness testified that the maximum cost of investigation and remediation could be as much as $1,250,000. However, this estimate was not based on any direct investigation of conditions at the site. On March 24, 2005, the court ordered the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The court did not make a determination as to the requirement for any remediation, the costs of remediation or liability for any costs. The Company is considering an appeal of this order and is negotiating a letter of credit to comply with the terms of such order. The Company, based on current review of the site believes that the range of costs of investigation and remediation, including the ongoing diesel fuel clean-up could be between $618,000 and $1,740,000. At March 31, 2005, the Company's aggregate allowance for claims and liabilities for this site (including costs of investigation, remediation and legal fees relating to the litigation) is $618,000.

Bozeman

In 2001 the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under the Montana Controlled Allocation of Liability Act ("CALA") with regard to the sold property. In the administrative proceeding, DEQ will allocate environmental liability among potentially liable parties. The Company has projected that the total cost of the remediation already performed by the City of Bozeman plus additional remediation which may be required for the south half of the property is approximately within a range from $997,000 to $1,645,000. The estimated range of costs for the neighboring property is $120,000 to $219,000. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liabilities for any clean-up of the south half of the property. The Company has reserved an aggregate of $332,000 for all claims and liabilities associated with this property and the neighboring property. This reserve amount reflects the estimated low end of the range of costs for the off-site remediation and the estimated low end of the range of future on-site costs and takes into account the Company's limited liability to the City of Bozeman under the terms of the sale of the property to the City of Bozeman.

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

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. At March 31, 2005, Heartland's allowance for claims and liabilities for this site is $191,000. By letter dated April 6,

2005, the lead PRP at this site offered to settle the Company's future obligations for approximately $266,000. The Company's management believes this offer to be higher than the historical operating costs at this site and therefore has reserved a lower amount. Additionally, the lead PRP at this site previously made a demand for monitoring costs of $53,000 incurred through March of 2004. The Company has not paid any amounts to the PRP in respect of monitoring costs for this site to date.

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

Treatment of Certain Loans from HTI to Heartland

As of March 31, 2005 and December 31, 2004, HTI owed Heartland an aggregate of $9,734,000 of which $8,464,000 relates to promissory notes issued in 2000 and 2001 (the "2000 Notes") and $1,270,000 relates to the Company's purchase of certain notes from PG Oldco, Inc., a creditor of HTI ("PG Oldco Notes"). The 2000 Notes and the PG Oldco Notes are collateralized by a security interest in the Class B Interest (the "Collateral"). Heartland has recorded an allowance for doubtful accounts of approximately $7,334,000 and $7,234,000 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000 at March 31, 2005 and December 31, 2004, respectively. An additional allowance for doubtful accounts of $100,000 was recorded for the three months ended March 31, 2005 due to continued operating costs above amounts estimated in prior periods. Because Heartland intends to acquire the Class B Interest from HTI either pursuant to a proposed settlement agreement between HTI and certain of its creditors or upon a foreclosure of the Class B Interest, as discussed below, Heartland has determined that the amount due from affiliate should reflect the value of the Class B Interest based on the estimated amount of potential future cash distributions distributable in respect of the Class B Interest upon a liquidation of Heartland (assuming that the Class B Interest is not cancelled and remains outstanding). In the event that the proposed settlement agreement is not approved by HTI's other creditors, Heartland anticipates that it will exercise its rights under the 2000 Notes, the PG Oldco Notes, the related security agreements and applicable law to foreclose on the Class B Interest. Upon either the acquisition of the Class B Interest pursuant to the proposed settlement agreement or the foreclosure on the Class B Interest, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. If cancelled, the Class B Interest will no longer be entitled to receive any distributions of cash or other property from Heartland. Although Heartland's management believes it is unlikely, there can be no assurance that either the settlement agreement will be approved by HTI's creditors or that Heartland will be able to foreclose on the Class B Interest. If the Class B Interest is not foreclosed upon and cancelled, it will be entitled to receive distributions in accordance with the terms of the partnership agreement.

Jacobson Litigation

Edwin Jacobson, the former President and C.E.O. of CMC, has sued the Company claiming that it owes him additional salary and incentive compensation based on the terms of his employment contract. He has demanded $12,000,000 ($1,000,000 salary and $11,000,000 incentive compensation) in damages. The Company has denied Mr. Jacobson's claims and has countersued to recover past payments made to him and to collect $332,000 in principal and interest under a note Jacobson made to the Company (this matter is explained in greater detail in Note 5--Legal Proceedings above). The Company offered to settle the lawsuits in exchange for forgiving Jacobson's debt to the Company. When it made the offer, the Company established an allowance against the Note Receivable of $316,000. CMC has made no other provision for this potential liability.

Results of Operations

Operations for the three months ended March 31, 2005 and 2004 resulted in net loss of ($1,087,000) and net income of $937,000 or $0.00 and $0.42 per Class A Unit, respectively. The loss for the three months ended March 31, 2005 was allocated to the Class B partnership interest in accordance with the terms of the partnership agreement.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Property Sales. Property sales increased $1,088,000 or 35% to $4,203,000 for the three months ended March 31, 2005 from $3,115,000 for the three months ended March 31, 2004. This increase was primarily the result of the sale of a single parcel of land in March 2005 comprising approximately 1.25 acres known as Kinzie Station Phase II for $4,200,000.

Cost of Property Sales. Cost of property sales increased $3,208,000, or 431% to $3,952,000 for the three months ended March 31, 2005 from $744,000 for the three months ended March 31, 2004. This increase was the result of the the cost of property sales related to Kinzie Station Phase II. There were substantial capitalized development costs for Kinzie Station Phase II.

Gross Profit on Property Sales. Gross profit on property sales decreased $2,120,000, or 89% to $251,000 for the three months ended March 31, 2005 from $2,371,000 for the three months ended March 31, 2004. Higher sales in the first quarter of 2005 were offset by higher costs of sales.

Selling Expenses. Selling expenses decreased $54,000, or 16% to $287,000 for the three months ended March 31, 2005 from $341,000 for the three months ended March 31, 2004. A decrease in selling expenses from the elimination of the Company's in-house sales function was offset by an increase in outside broker commissions on the sale of Kinzie Station Phase II.

General and Administrative Expenses. General and administrative expenses decreased $209,000, or 25% to $617,000 for the three months ended March 31, 2005 from $826,000 for the three months ended March 31, 2004. Reductions in overhead-particularly salary and fringe benefits-were partially offset by increased accounting expense.

Interest Expense. Interest expense decreased $17,000, or 100% to $0 for the three months ended March 31, 2005 from $17,000 for the three months ended March 31, 2004. In March 2004 Heartland paid a fee to LaSalle National Bank related to a line of credit agreement. There was no outstanding debt during the three months ended March 31, 2005.

Real Estate Taxes. Real estate taxes decreased $29,000, or 41% to $42,000 for the three months ended March 31, 2005 from $71,000 for the three months ended March 31, 2004. The decrease was the result of the Company owning fewer properties in 2005 due to the number of sales that took place in 2004.

Environmental Expenses and Other Charges. Environmental expenses and other charges decreased $186,000, or 38% to $300,000 for the three months ended March 31, 2005 from $486,000 for the three months ended March 31, 2004. This decrease was primarily the result of lower consulting fees that were partially offset by higher legal fees.

Rental Income. Total rental income decreased $348,000, or 88% to $49,000 for the three months ended March 31, 2005 from $397,000 for the three months ended March 31, 2004. This decrease was primarily the result of the Company recognizing $360,000 of deferred rental income as rental income in January 2004 related to the sale of the Petit Point property located near Milwaukee, Wisconsin to an unrelated third party. The Company had received prepaid rent from a lease on this property that it was able to retain as a condition of the closing.

Net (loss) Income. Net income decreased by $2,024,000, or 216% to a loss of ($1,087,000) for three months ended March 31, 2005 from net income of $937,000 for three months ended March 31, 2004. This was the result of a decrease in gross profit on property sales in 2005 compared to 2004, primarily the low gross profit on the Kinzie Station Phase II sale.

Liquidity and Capital Resources

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income and interest income. Cash was $4,396,000 at March 31, 2005 and $1,450,000 at December 31, 2004.

Net cash provided by operating activities was $2,946,000 and $183,000 for the three months ended March 31, 2005 and 2004, respectively. Cash provided by operating activities increased by $2,763,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, which is primarily attributable to cash received from the sale in March 2005 of Kinzie Station Phase II.

No distributions were made during the first quarter of 2005. As of March 31, 2005, the Unitholders' capital account balance was $0, the Class B Interest's capital account balance was $4,049,000, and the General Partner's capital account balance was $0.

Proceeds from property sales were $4,203,000 and $3,115,000 for the three months ended March 31, 2005 and 2004, respectively. During 2005 and 2006, the Company expects proceeds from property sales to consist primarily of the sale of the remaining Kinzie Station North acreage, Kinzie Station commercial space and parking spaces, remaining sites in Wisconsin and Minnesota and other land held for sale acreage (157 acres of scattered land parcels located in 9 states). The Company may also receive proceeds from the sale of fiber optics easements across or along 83 miles of rail right of way running from downtown Chicago, Illinois, west to Elgin, Illinois and northwest to Fox Lake, Illinois.

The cost of property sales for the three months ended March 31, 2005 and 2004 was $3,592,000 or 85% of sales proceeds and $744,000 or 24% of sales proceeds, respectively. Cost of property sales will continue to vary in the future depending on which properties are sold in any given period.

As of March 31, 2005, Heartland had designated 4 sites, or approximately 55 acres with a book value of approximately $2,343,000 for sale. Land held for sale will be disposed of in an orderly fashion; however, it is anticipated that the disposal of such properties may extend beyond the year 2005. The Company is also exploring the sale of these properties as a whole to a third party.

Real Estate Sale Activities

At March 31, 2005 the Company had about 4,000 square feet of commercial space and 2.85 acres of remaining property and air rights at Kinzie Station in Chicago, Illinois, a 20-acre property in Glendale, Wisconsin, 28 acres in Rockford, Illinois, 5 acres in Minneapolis, Minnesota, and approximately 157 acres of land scattered over 9 states. In addition, although the Company conveyed its property in Menomonee Valley to the RACM in 2003, it retained the right to appeal the purchase price and to seek additional consideration. The Company exercised such right to appeal in April 2004 by filing suit in the Milwaukee County Circuit Court against RACM appealing the condemnation award.

Kinzie Station

Kinzie Station is a master-planned redevelopment of a rail yard in the West Loop neighborhood of Chicago, Illinois. In March 2005, The Company closed the sale of a 1.25 acre parcel known as Kinzie Station Phase II to a developer for $4,200,000. That developer also has a contract to buy the Company's remaining 4,000 square feet of commercial space and 11 parking spaces.

A site known as Kinzie Station North Parcel B is under contract for $2,850,000, contingent on the vacation of a city street by the City of Chicago. The Company's management believes that this street vacation, and closing of the sale could take place during 2005. The Company has entered into an agreement, subject to certain contingencies, to sell the remaining parcel of Kinzie Station which is zoned for a grocery store for $2,850,000. This sale is also anticipated to close in 2005.

Menomonee Valley

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

Interest Rate Sensitivity

The Company's total consolidated indebtedness at March 31, 2005 was zero. As of March 31, 2005 the Company did not have any other financial instruments for which there was a significant exposure to interest rate changes.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report and has concluded that, except with respect to the matters discussed below, these controls and procedures are effective as of the end of the period covered by this report and are adequate to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As previously disclosed on Form 12b-25 in two separate filings with the Securities and Exchange Commission, the Company has experienced delays in the completion of (i) its financial statements for the year ended December 31, 2004 and the accompanying annual report on Form 10-K and
(ii) its financial statements for the three months ended March 31, 2005 and the accompanying quarterly report on Form 10-Q. These delays were due principally to the resignation of the Company's chief financial officer and the resulting transition of the provision of accounting services by an independent contractor. The Company is working diligently with such independent contractor to streamline the processes involved in the preparation of its financial statements and is considering other options, including the engagement of a different independent contractor to provide accounting services.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At March 31, 2005, Heartland's allowance for claims and liabilities was approximately $3,665,000.

A former consultant for the Company at the Lite Yard, Exponent, Inc., filed suit against the Company in Minnesota state court on January 27, 2005. The complaint alleges that the Company owes Exponent $361,000 in unpaid consultant fees. CMC has disputed the reasonableness of Exponent's invoices.

During the three months ended March 31, 2005, there have been no material developments in the legal proceedings disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 since the filing thereof on April 28, 2005. These legal proceedings are additionally discussed above in Note 5--Legal Proceedings and Contingencies to the unaudited consolidated financial statements of the Company for the three month period ended March 31, 2005.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.         Description

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



                                              HEARTLAND PARTNERS, L.P.
                                              ------------------------
                                                  (Registrant)

Date:  May 24, 2005                           By
                                                 /s/ Lawrence S. Adelson
                                                 -------------------------------
                                                 Lawrence S. Adelson
                                                 Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit No.    Description



  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.