Form 10-Q
period 2005-09-30
HEARTLAND PARTNERS L P
filed 2005-11-21
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2005
                                    ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

Commission File Number: 1-10520



                            HEARTLAND PARTNERS, L.P.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                  36-3606475
     -------------------------------        ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

 53 W. Jackson Blvd., Suite 1150, Chicago, Illinois              60604
 --------------------------------------------------          ------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                            Yes            No   X
                                                 ---           ---

                            HEARTLAND PARTNERS, L.P.

                               September 30, 2005

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION............................................................................................1

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

                  Consolidated Balance Sheets............................................................................1

                  Consolidated Statements of Operations..................................................................2

                  Consolidated Statements of Cash Flows..................................................................3

                  Notes to Consolidated Financial Statements.............................................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................15

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................................30

         Item 4. Controls and Procedures................................................................................30

PART II.   OTHER INFORMATION............................................................................................32

         Item 1.  Legal Proceedings.....................................................................................32

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...........................................32

         Item 3.  Defaults Upon Senior Securities.......................................................................32

         Item 4.  Submission of Matters to a Vote of Security Holders...................................................32

         Item 5.  Other Information.....................................................................................32

         Item 6.  Exhibits..............................................................................................33

                  Signatures............................................................................................34

                  Exhibit Index.........................................................................................35

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)
                                   (Unaudited)

                                                                September 30,                 December 31,
                                                                         2005                         2004
                                                             -----------------            -----------------
Assets:
Cash and cash equivalents                                    $            442             $          1,450
Restricted cash                                                         2,500                           --
Accounts receivable (net of allowance of $354
   at September 30, 2005 and  December 31, 2004)                           47                          905
Due from affiliate (net of allowance of $7,334 and
$7,234 at September 30, 2005 and  December 31, 2004 respectively)       2,525                        2,500
Prepaid and other assets                                                  185                          402
                                                             -----------------            -----------------
      Total                                                             5,699                        5,257
                                                             -----------------            -----------------

Property:
Land                                                                       --                          383
Buildings and improvements                                                 --                          141
   Less accumulated depreciation                                           --                          (20)
                                                             -----------------            -----------------
Net land, buildings and improvements                                       --                          504
Land held for sale                                                      2,260                        5,912

                                                             -----------------            -----------------
      Net properties                                                    2,260                        6,416
                                                             -----------------            -----------------
Total assets                                                 $          7,959             $         11,673
                                                             =================            =================

Liabilities:
Accounts payable and accrued expenses                        $            655             $          1,234
Accrued real estate taxes                                                  82                          186
Allowance for claims and liabilities                                    2,365                        4,228
Unearned rents and deferred income                                        831                          888
Other liabilities                                                          --                            1
                                                             -----------------            -----------------
      Total liabilities                                                 3,933                        6,537
                                                             -----------------            -----------------

Commitments and Contingencies (Note 6)                                     --                           --
Partners' capital:
General Partner                                                            --                           --
Class A Limited Partners - 2,142 units
   authorized and issued and  2,092 outstanding at
   September 30, 2005 and December 31, 2004                                --                           --
Class B Limited Partner                                                 4,026                        5,136
                                                             -----------------            -----------------
      Total partners' capital                                           4,026                        5,136
                                                             -----------------            -----------------

Total liabilities and partners' capital                      $          7,959             $         11,673
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

                            HEARTLAND PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (dollars in thousands except per unit data)
                                   (Unaudited)

                                                  For the Three Months Ended                For the Nine months Ended September 30,
                                                         September 30,

                                                  2005                    2004                  2005                    2004
                                               -----------            -----------           ------------            ------------
INCOME:
Property sales                                 $      490             $      128            $     4,863             $     3,992
Less: Cost of property sales                          486                    163                  4,444                   1,320
                                               -----------            -----------           ------------            ------------

GROSS PROFIT (LOSS) ON PROPERTY SALES                   4                    (35)                   419                   2,672
                                               -----------            -----------           ------------            ------------

OPERATING EXPENSES:
Selling expenses                                       30                     94                    192                     576
General and administrative expenses                   500                    828                  1,900                   2,529
Interest expense                                       --                      5                     --                      28
Bad debt expense                                       --                     --                    100                      45
Real estate taxes                                      23                      7                     43                      43
Environmental   expenses   (gains)  and  other
charges                                               134                 (2,065)                  (265)                   (979)
                                               -----------            -----------           ------------            ------------

TOTAL OPERATING EXPENSES (INCOME)                     687                 (1,131)                 1,970                   2,242
                                               -----------            -----------           ------------            ------------

OPERATING (LOSS) INCOME                              (683)                 1,096                 (1,551)                    430

OTHER INCOME AND (EXPENSES):
Interest income                                         6                      8                     30                      18
Depreciation                                           --                    (88)                    (2)                   (113)
Rental income and earned rental lease income           40                     45                    123                     492
Other income (expense) -- misc                         (1)                    13                     57                      33
Gain on sale of building and improvements              --                     --                    430                      --
Management fee                                         --                   (103)                  (197)                   (309)
                                               -----------            -----------           ------------            ------------

TOTAL OTHER INCOME (EXPENSE)                           45                   (125)                   441                     121
                                               -----------            -----------           ------------            ------------

NET INCOME (LOSS)                              $     (638)            $      971            $    (1,110)            $       551
                                               ===========            ===========           ============            ============

Net  (loss)   income   allocated   to
General Partner                                $       --             $       --            $        --             $         2
                                               ===========            ===========           ============            ============
Net  income (loss) allocated to
    Class B Limited Partner                    $     (638)            $      451            $    (1,110)            $        29
                                               ===========            ===========           ============            ============
Net income allocated to
    Class A Limited Partners                   $       --             $      520            $        --             $       520
                                               ===========            ===========           ============            ============
Net income per Class A
    Limited Partnership Unit                   $       --             $     0.25            $        --             $      0.25
                                               ===========            ===========           ============            ============
Weighted average number of Class A Limited
    Partnership Units outstanding                   2,092                  2,092                 2,092                    2,092
                                               ===========            ===========           ============            ============

   The accompanying notes are an integral part of these financial statements.

                            HEARTLAND PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)
                                   (Unaudited)

                                                                               For the Nine months Ended
                                                                                     September 30,

                                                                               2005                      2004
                                                                            ---------                 ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                                           $ (1,110)                 $     551

Adjustments reconciling net loss to net cash provided by (used in)
   Operating activities:
Land write off to cost of sales                                                   --                        108
Land held for sale NRV write-down                                                 --                         57
Gain on sale of buildings and improvements                                      (430)                        --
Provisions for bad debts                                                         100                         45
Depreciation                                                                       2                        113
Net change in assets and liabilities:
   Change in allowance for claims and liabilities                             (1,863)                      (149)
   Decrease (increase) in accounts receivable                                    858                     (1,511)
   Decrease  in land held for sale                                             4,035                      1,036
   Decrease in accounts payable and accrued expenses                            (579)                    (1,005)
   Net change in other assets and liabilities                                     55                       (687)
                                                                            ---------                 ----------

Net cash provided by (used in)  operating activities                           1,068                     (1,442)
                                                                            ---------                 ----------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of buildings and improvements                                 549                         --
                                                                            ---------                 ----------

Net cash provided by investing activities                                        549                         --
                                                                            ---------                 ----------

CASH FLOW FROM FINANCING ACTIVITIES:
Increase in restricted cash                                                   (2,500)                        --
Advance to affiliate                                                            (125)
                                                                            ---------                 ----------

Net cash used in financing activities                                         (2,625)                        --
                                                                            ---------                 ----------

Net decrease in cash                                                          (1,008)                    (1,442)

Cash at beginning of period                                                    1,450                      3,926
                                                                            ---------                 ----------

Cash at end of period                                                       $    442                  $   2,484
                                                                            =========                 ==========

NON-CASH ACTIVITIES:
Write off of furniture, fixtures and equipment and
   the related accumulated depreciation                                     $                         $     131
                                                                            =========                 ==========

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

1.   Organization

Organization and Purpose
------------------------

Heartland was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement. Heartland was originally organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. Heartland is now attempting to sell its remaining real estate holdings. It is pursuing a claim it has against a local government unit in connection with the acquisition by condemnation of a property in Milwaukee, Wisconsin. Additionally, as of September 30, 2005, the Company's Class B Interest was held by a wholly-owned subsidiary of Heartland Technology, Inc. ("HTI") and pledged to the Company to secure outstanding loans from the Company to HTI that HTI indicated it would be unable to repay. On June 15, 2005, HTI filed for bankruptcy. The bankruptcy restructuring plan for HTI ("Plan") was confirmed by the bankruptcy court on August 23, 2005. On November 14, 2005, the Class B Interest was returned to the Company in satisfaction of the loans from the Company to HTI.

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

On November 14, 2005, pursuant to the Plan, the general partner interests in Heartland Partners and CMC Heartland Partners held by HTI were transferred to CMC/Heartland Partners Holdings, Inc., a Delaware corporation owned by four of the Managers of HTII.

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

Accounts Receivable
-------------------

The Company provides an allowance for doubtful accounts against the portion of accounts receivable that is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $354,000 as of September 30, 2005 and December 31, 2004.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Property
--------

Properties and improvements are carried at their historical cost. Depreciation is provided for financial statement purposes over the estimated useful life of the respective assets ranging from thirty one and one-half (31 1/2) years to forty (40) years for building and improvements using the straight-line method. As of September 30, 2005, the Company had no depreciable assets.

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred in the nine months ended September 30, 2005 that resulted in the recognition of an impairment loss. The Company reviews its properties held for sale for impairment on a quarterly basis.

Reclassification
----------------

Certain reclassifications have been made to the prior period's financial statements to conform with the current period presentation.

Restricted Cash
---------------

As of September 30, 2005 the Company had $2,500,000 of restricted cash. The restricted cash is collateral for a letter of credit obtained to comply with a court order discussed further in Footnote 6 below. The cash collateral is invested in commercial paper earning interest of 3.22% and 3.35%. Because the Trinity lawsuit is scheduled for trial in 2006, the restricted cash is treated as a current asset.

3.   Liquidation of Heartland Partners, L.P.

The Company is attempting to sell its remaining real estate holdings with a view towards winding up the Company and expects to develop a program for the next phase of wind up over the next few months. Currently, the Company is evaluating paying a third party to assume the Company's environmental liabilities and/or purchasing insurance to cover its liabilities. Regardless of whether or not the Company is successful in this regard, the Company may determine to dissolve and liquidate the Company in the near future pursuant to the dissolution and liquidation provisions of its partnership agreement or by filing for bankruptcy. The Company has considered whether it should use a liquidation basis of accounting in light of this and has concluded it should not do so unless and until a determination is made to liquidate. The Unitholders will not have control over the divestiture of the Company's remaining assets or, if the partnership is dissolved or files for bankruptcy, the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that under any liquidation scenario the Unitholders will receive any liquidating distributions of cash or other property, or if they do, that the distributions will reflect the true value of the Units. The Company is working to resolve its remaining liabilities, which primarily consist of environmental matters and a claim against the Company by the former President and Chief Executive Officer of CMC, Edwin Jacobson. In addition, the Company is pursuing recovery on the Redevelopment Authority of the City of Milwaukee ("RACM") claim it has against local governmental units in Wisconsin. On November 14, 2005, the Class B Interest, which represents the collateral of the HTI note receivable owed to the Company and CMC, was transferred from HTI to the Company. The transfer of the Class B Interest and cancellation of the note receivable occurred following the close of the third quarter and are not reflected in the financial statements herein. Significant estimates are used in the preparation

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

of financial statements. Valuation of the Class B Interest, the recoverability of the total cost of properties and the Company's environmental liabilities involve estimates. The amount and timing of any future cash distributions will depend on generation of cash from sales and claims and the resolution of liabilities. The Company has experienced recurring operating losses for the nine months ended September 30, 2005 and for the years ended December 31, 2004, 2003, and 2002 and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations and meet existing and future liabilities. These losses, uncertainty as to the amount and timing of additional compensation from the RACM claim, if any, and the uncertainty surrounding such environmental liabilities and other claims, particularly the Edwin Jacobson lawsuit, create uncertainties about the Company's ability to meet existing and future liabilities as they become due. The Company has taken certain steps, including the reduction of fixed overhead and conservation of cash, in light of these uncertainties. The Company may be required to seek additional capital in the form of bank financing; however, there is no assurance that such bank financing will be available or, if available, will be on terms favorable to the Company.

4.   Real Estate Sale Activities

Property sales during the nine months ended September 30, 2005 totaled $4,863,000. These included 1.25 acres of land in Chicago, Illinois (Kinzie Station Phase II) for $4,200,000, the Lite Yard in Minneapolis, MN for $490,000, and the balance of the Company's Rockford, Illinois property for $170,000.

The Company donated a property in Deer Lodge, Montana to a local government during the nine months ended September 30, 2005. The Company did not receive any cash for the donation but the local government assumed responsibility for any environmental liabilities associated with the property.

During the nine months ended September 30, 2005, the Company also sold its 4,000 square foot office space in Chicago, IL for $550,000, with a net gain on sale of $430,000.

At September 30, 2005, the Company had remaining property and air rights at Kinzie Station in Chicago, Illinois, of approximately 2.85 acres, a 20 acre property in Glendale, Wisconsin, and approximately 143 acres of land scattered over 9 states. The Company also owns rights to lease or sell easements for fiber optics lines on a 70-mile commuter rail system in the Chicago area. The Company receives 2/3 of any consideration from such easements. The sale of the Glendale property for $650,000 was closed after September 30, 2005.

5.   Related Party Transactions

Management Agreement
--------------------

Heartland had a management agreement with HTII pursuant to which Heartland was required to pay HTII an annual management fee in the amount of $413,000. The management agreement terminated on June 27, 2005. Total management fee expense for the nine months ended September 30, 2005 was $197,000, of which $75,000 has been paid.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Conflicts of Interest of General Partner and its Officers and Directors
-----------------------------------------------------------------------

The officers and directors of HTI, the officers of Heartland and CMC/Heartland Partners Holdings, Inc. and the managers of HTII, including Lawrence S. Adelson, Chairman of the Board of HTI, President of CMC/Heartland Partners Holdings, Inc. and a Manager of HTII, will not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that (i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland or any Unitholder on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner. The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will act in its sole discretion, in good faith or pursuant to other appropriate standards. The General Partner has sole authority over the timing and amount of distributions as well as dissolution of the partnership.

Claims Against HTI
------------------

As of September 30, 2005 and December 31, 2004, HTI owed Heartland an aggregate of $9,734,000, of which $8,464,000 relates to promissory notes issued in 2000 and 2001 (the "2000 Notes") and $1,270,000 relates to the Company's purchase of certain notes from PG Oldco, Inc., a creditor of HTI ("PG Oldco Notes"). The 2000 Notes and the PG Oldco Notes are collateralized by a security interest in the Class B Interest (the "Collateral"). Heartland has recorded an allowance for doubtful accounts of approximately $7,334,000 and $7,234,000 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000 at September 30, 2005 and December 31, 2004, respectively. An additional allowance for doubtful accounts of $100,000 was recorded for the nine months ended September 30, 2005 due to continued operating costs above amounts estimated in prior periods. On June 15, 2005, HTI filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. HTI filed a plan of liquidation under Chapter 11 of the federal bankruptcy laws ("Plan"), and the Plan was confirmed on August 23, 2005. The Plan includes a settlement agreement under which, among other things, HTI will transfer all of its rights to the Class B Interests to Heartland. Because of the anticipated settlement, Heartland has determined that the amount due from affiliate should reflect the value of the Class B Interest based on the estimated amount of potential future cash distributions distributable in respect of the Class B Interest upon a liquidation of Heartland (assuming that the Class B Interest is not cancelled and remains outstanding). When the Class B Interest is acquired by Heartland, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled. Additionally, the HTI bankruptcy plan requires Heartland to pay HTI $669,000. Of this amount, Heartland had paid $75,000 as an offset against management fees payable by Heartland and had advanced $125,000 as a secured loan during the nine months ended September 30, 2005. The balance was paid and the rights transferred on November 14, 2005 and these subsequent events are not reflected in the financial statements as of September 30, 2005.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Other
-----

A senior partner of a law firm who provides services to the Company owns approximately 7.5% of the stock of HTI. Lawrence S. Adelson, Chief Executive Officer of CMC, owns 119,500 shares of HTI and owns 25% percent of CMC/Heartland Partners Holdings, Inc. Mr. Adelson is also the Chairman of the Board of HTI, a Manager of HTII, and President and a director of CMC/Heartland Partners Holdings, Inc ("Holdings"). In addition to Mr. Adelson, Richard P. Brandstatter, a Manager of HTII and a consultant to the Company, is a director of HTI and Holdings and owns 25% percent of CMC/Heartland Partners Holdings, Inc.

6.   Legal Proceedings and Contingencies

At September 30, 2005 and December 31, 2004, Heartland's allowance for claims and liabilities was approximately $2,365,000 and $4,228,000, respectively.

Krachtt Litigation
------------------

On September 21, 2004, the surviving spouse of an employee of a contractor demolishing buildings on what was then Company owned property filed suit against the Company, the contractor and the contractor's insurer in Milwaukee County, Wisconsin Circuit Court alleging wrongful death of the employee and other damages. The matter was dismissed with regard to the Company on August 8, 2005.

Maples
------

On June 19, 2003, Maples, the owner and operator of a golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina, joined a Company's subsidiary as a defendant in a lawsuit in the North Carolina General Court of Justice Superior Court Division of Moore County for breach of contract seeking $3,515,000 in compensatory damages from the defendants. On February 15, 2005, the litigation against the Company's subsidiary was dismissed.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On February 28, 2003, the Company filed suit against Jacobson in Delaware state court to collect a note from Jacobson to the Company in the amount of $332,000, which is fully reserved for, and includes $16,000 of interest that has not been recorded in the Company's consolidated financial statements. On July 8, 2003, the Delaware Court stayed that action pending resolution of Jacobson's action against the Company.

CMC is vigorously defending itself against Jacobson's lawsuit and, in the opinion of management, has valid defenses against the remaining lawsuit relating to the Company's alleged breach of Jacobson's employment contract. At this time, the probability that a liability will be incurred and the amount of any potential liability cannot be determined. However, this litigation may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders. The parties have agreed to voluntary, non-binding mediation. If the mediation is unsuccessful, the Company expects that this matter will likely go to trial no sooner than the second quarter of 2006.

RACM
----

On July 30, 2003, the Company conveyed 142 acres of property in Milwaukee, Wisconsin to the RACM in consideration of $3.55 million in lieu of condemnation. The Company reserved the right to appeal the fair market value of the property and filed that appeal on April 6, 2004, in Milwaukee County, Wisconsin Circuit Court. The most recent appraisal performed on behalf of the Company opines that the property had a fair market value of $15 million. There is no assurance that a court will award that amount at trial or that RACM would offer that amount to settle the litigation. The two most recent appraisals obtained by RACM conclude that the property had a value of $3.7 million and ($925,000), respectively. A court could find that the property was worth less than $3.55 million and order the Company to return money to RACM. Any determination of fair market value and award to the Company will be net of the $3.55 million which the Company has already received. In the event of a court decision that determines the value of the property to be more than 115% of $3.55 million, the Company will be entitled to recover certain costs of the appeal.

A non-binding court-ordered mediation in this matter was held October 7, 2005. The next mediation session is scheduled for January 11, 2006. If a settlement is not reached, this matter is scheduled for trial beginning February 20, 2006.

Lite Yard
---------

Until August 8, 2005, CMC owned a 5 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead ("Lite Yard"). On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. The Company filed suit against US Borax Inc. ("Borax") on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. This matter was settled pursuant to a Confidential Settlement Agreement and Release dated September 27, 2004, between the Company and Borax. Pursuant to the settlement agreement, Borax

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

has agreed to pay a portion of the Company's past and future response costs at the site. At September 30, 2005 and December 31, 2004, the Company's aggregate allowance for claims and liabilities for this site was $54,000 and $1,588,000, respectively. Of this amount, $3,000 was billed, but not yet paid and is included in accounts payable, in respect of work related to the site through September 30, 2005. The allowance for claims and liabilities for the Lite Yard decreased at September 30, 2005 compared to December 31, 2004 due to payments made by the Company and Borax for the remediation.

At September 30, 2005, the Company has recorded a $32,000 receivable for the portion of these amounts due from Borax under the settlement agreement.

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

The Company offered the USEPA $300,000 to settle the Company's obligations under the Order and Letter. The USEPA has not yet responded to the Company's offer. The Company believes, based on USEPA publications and newspaper reports, that the USEPA has provided or committed between $1.5 million to $2.2 million for ongoing remediation activities in the residential neighborhood. This amount does not necessarily represent the entire cost of the cleanup being undertaken by the USEPA. The entire cost could be higher or lower. The USEPA could seek substantial penalties against the Company in addition to remediation costs. The Company engaged an environmental engineering consultant to review information available regarding the possible scope and cost of USEPA activities. The consultant projected a range of possible costs of $3,088,000 to $4,070,000. However, this estimate was based on limited data available to the consultant. The Company has reserved $1,295,000 in connection with the Order and Letter. This reserve amount takes into consideration the estimated range of possible costs and the allocation of costs among PRPs for the on-site remediation at the Lite Yard. However, there is no agreement regarding allocation of these costs.

A former consultant for the Company at the Lite Yard, Exponent, Inc., filed suit against the Company in Minnesota state court on January 27, 2005. The complaint alleged that the Company owed Exponent $361,000 in unpaid consultant fees that were previously recorded in accounts payable. CMC disputed the reasonableness of Exponent's invoices. This dispute was settled on August 3, 2005. CMC paid $140,000 as its part of the unpaid fees.

The Lite Yard was sold on August 8, 2005. The sale did not affect the Company's obligation to complete the remediation.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Miles City Yard
---------------

By letter dated June 10, 2004, the Montana Department of Environmental Quality (the "DEQ") demanded that the Company perform a remedial investigation of a railyard in Miles City, Montana previously owned and operated by the Milwaukee Road. On September 7, 2004, Trinity Railcar Repair, Inc. ("Trinity") filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors-in-interest and Trinity's alleged predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. On March 24, 2005, the court ordered the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The court did not make a determination as to the requirement for any remediation, the costs of remediation or liability for any costs. The Company is considering an appeal of this order and has posted a letter of credit in the amount of $2,500,000 to comply with the terms of such order. As of September 30, 2005, the letter of credit was secured with $2,500,000 of the Company's restricted cash. The Company substituted one of its Kinzie Station properties as partial collateral for $1.4 million of the letter of credit after September 30, 2005. The Company, based on current review of the site, believes that the range of costs of investigation under the June 10, 2004, DEQ letter and completion of the ongoing diesel fuel remediation, could be between $226,000 and $1,740,000. The Company's aggregate allowance for claims and liabilities for this site (including costs of investigation, remediation and legal fees relating to the litigation) is $540,000 and $618,000 at September 30, 2005 and December 31, 2004, respectively.

The DEQ has intervened in the litigation and filed a complaint asking, among other things, that both Trinity and CMC be held jointly and severally liable for remediation of the facility.

Bozeman
-------

In 2001, the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under the Montana Controlled Allocation of Liability Act ("CALA") with regard to the sold property. In the administrative proceeding, the DEQ will allocate environmental liability among potentially liable parties. The Company has projected that the total cost of the remediation already performed by the City of Bozeman plus additional remediation which may be required for the north half of the property is approximately within a range from $912,000 to $920,000. Additional studies by the City of Bozeman on the south half of the property indicate that no further remediation will be required for the south half of the property. The estimated range of costs for the neighboring property is $111,000 to $176,000. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liabilities for any clean-up of the south half of the property. The Company has reserved an aggregate of $126,000 and $332,000 at September 30, 2005 and December 31, 2004, respectively, for all claims and liability associated with this property and the neighboring property. This reserve amount reflects the ranges of costs for both on-site and off-site remediation and the Company's limited liability to the City of Bozeman under the terms of the sale of the property to the City of Bozeman. The reserve decreased based on information from the City of Bozeman following their additional investigation of the property in the nine months ended September 30, 2005.

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

The DEQ has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Company's predecessor. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with the DEQ in April 1997. While the DEQ has not formally changed its position, it has not elected to file suit.

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

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. Heartland's allowance for claims and liabilities for this site is $191,000 at September 30, 2005 and December 31, 2004. By letter dated April 6, 2005, the lead PRP at this site offered to settle the Company's future obligations for approximately $266,000. Additionally, the lead PRP at this site previously made a demand for monitoring costs of $53,000 incurred through March of 2004. The Company has not paid any amounts to the PRP in respect of monitoring costs for this site to date.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company has given notice to insurers that issued policies to the Milwaukee Road railroad of certain of the Company's environmental liabilities. Due to the high deductibles on these policies, the Company has not yet demanded that any insurer indemnify or defend the Company. Consequently, management has not formed an opinion regarding the legal sufficiency of the Company's claims for insurance coverage.

7.   Compensation and Benefits

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement was from March 1, 2002 to June 27, 2005 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. The Phantom Units awarded under the incentive compensation plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. No compensation expense related to these Phantom Units has been recorded in the consolidated statements of operations for the nine months ended September 30, 2005 and 2004. The employment agreement has been extended on a month-to-month basis following its expiration on June 27, 2005.

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Effective December 22, 2004, the 2002 CMC Plan was amended to extend to the later of December 31, 2006, or the conclusion of litigation brought by the Company against the RACM for recovery of the fair value of 142 acres of property previously conveyed to RACM. One current and two former officers of the Company are eligible for benefits under the 2002 CMC Plan. Total compensation expense under the 2002 CMC Plan was $97,000 for the nine months ended September 30, 2005, which was recorded as a component of cost of property sales.

In 2005, the Company entered into a separation and consulting agreement with Mr. Brandstatter. Under the agreement, Mr. Brandstatter will receive an annual consulting fee of $100,000 for ongoing consulting services during 2005 and can receive $15,000 for assistance with any transition to a trustee for dissolution or liquidation. Additionally, Mr. Brandstatter was paid a $45,000 bonus during the first quarter of 2005, which was accrued at December 31, 2004, based upon the achievement of certain criteria established by the General Partner.

8.   Subsequent Events

The bankruptcy restructuring plan for HTI received the required creditor approvals and was confirmed by the bankruptcy court on August 23, 2005. On November 14, 2005, the Company paid HTI an additional $469,000 and released its claims, including the HTI Note Receivable claim, against HTI. The Company received back and cancelled the Class B Interest. The general partner interests in CMC and Heartland Partners held by HTI were transferred to CMC/Heartland Partners Holdings, Inc., which is controlled by four of the Managers of HTII.

On October 19, 2005 the sale of Glendale Yard in Glendale Wisconsin was closed. The sale price was $650,000.

In October 2005, the Company substituted its Kinzie Station North Parcel B property as partial collateral for the letter of credit, which is now collateralized with the property and $1.1 million of cash.

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

Environmental laws may impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed on, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability. The Company cannot provide any assurance that environmental liability claims will not arise in the future.

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

Notes Receivable from HTI
-------------------------

HTI owes Heartland, in the aggregate, approximately $9,734,000 under the promissory notes issued in 2000 and 2001 (the "2000 Notes") and notes purchased by the Company's from notes from PG Oldco, Inc., a creditor of HTI (the "PG Oldco Notes"), both of which are secured by the Class B Interest. Heartland has recorded an allowance for doubtful accounts of approximately $7,334,000 related thereto. See "Treatment of Certain Loans from HTI to Heartland" for more information. On June 15, 2005, HTI filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. HTI filed a plan of liquidation under Chapter 11 of the federal bankruptcy laws ("Plan"), and the Plan was confirmed on August 23, 2005. As of September 30, 2005 Heartland had paid $75,000 as an offset against management fees payable by Heartland and had advanced $125,000 as a secured loan. On November 14, 2005, Heartland paid the balance of the $669,000 due to HTI, and HTI transferred all of its rights to the Class B Interests to Heartland. The Class B Interest was cancelled as of November 14, 2005, and the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account were reduced to zero, and the Class B Interest and the Class B Interest's capital account balance was cancelled. Since these events occurred after September 30, 2005, they are not reflected in the financial statements as of September 30, 2005.

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

Access to Financing
-------------------

As of September 30, 2005, Heartland's total consolidated indebtedness was zero. There can be no assurance that the amounts available from internally generated funds, cash on hand and sale of assets will be sufficient to fund Heartland's anticipated operations. Heartland may be required to seek additional capital in the form of bank financing. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its business strategy and for other expenditures, properties might be sold for far less than their market value. Any such discounted sale could adversely affect Heartland's future results of operations and future cash flows and ability to make distributions to Unitholders. However, management currently does not have any intention to discount the sale of properties for far less than their market value.

The Company has obtained a $2.5 million letter of credit from LaSalle Bank, NA to comply with an order of a state court in Montana in connection with litigation over the Miles City Yard. The litigation is discussed in Footnote 6 to the unaudited consolidated financial statements. Originally, the Company pledged $2.5 million of cash as collateral for the letter of credit. In October 2005, the Company substituted its Kinzie Station North Parcel B property as partial collateral for the letter of credit which is now collateralized with the property and $1.1 million of cash.

Period-to-Period Fluctuations
-----------------------------

Heartland's sales activity varies from period to period, and the ultimate success of this sales activity cannot always be determined from results in prior periods. Thus, the timing and amount of revenues arising from this sales activity are subject to considerable uncertainty. The inability of Heartland to manage effectively its cash flows from operations would have an adverse effect on its ability to service any future debt, and to meet working capital requirements.

Potential Dissolution and/or Liquidation in Bankruptcy
------------------------------------------------------

The Company is attempting to sell its remaining real estate holdings with a view towards winding up the Company and expects to develop a program for the next phase of wind up over the next few months. Currently, the Company is evaluating paying a third party to assume the Company's environmental liabilities and/or purchasing insurance to cover its liabilities. Regardless of whether or not the Company is successful in this regard, the Company may determine to dissolve and liquidate the Company in the near future pursuant to the dissolution and liquidation provisions of its partnership agreement or by filing for bankruptcy. The Company has considered whether it should use a liquidation basis of accounting in light of this and has concluded it should not do so unless and until a determination is made to liquidate. As part of any dissolution and liquidation, the Company will need to make reasonable provisions to pay all claims and obligations, which include contingent and conditional claims as well as unknown claims that may arise after dissolution. Because the amount of reserve required is uncertain, the Company may reserve a higher amount than necessary. The consequence is that Unitholders may not receive any distributions, or if they do, the distributions may be lower than the true value of the Units. Alternatively, the Company may determine to dissolve and liquidate in the context of a bankruptcy proceeding if the Company believes that such a proceeding would likely serve to maximize value for the Company's Unitholders by providing greater certainty with respect to the satisfaction of, or provision for, the Company's known and contingent liabilities. However, even in the context of a bankruptcy proceeding, the Company will still face uncertainty, especially with respect to the environmental claims. Additionally, under any liquidation scenario, the Unitholders will not have control over the divestiture of the Company's remaining assets or the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that under any liquidation scenario the Unitholders will receive any liquidating distributions of cash or other property, or if they do, that the distributions will reflect the true value of the Units.

The Company is working to resolve its remaining liabilities, which primarily consist of environmental matters and a claim against the Company by the former President and Chief Executive Officer of CMC, Edwin Jacobson. In addition, the Company is pursuing recovery on the Redevelopment Authority of the City of Milwaukee ("RACM") claim it has against local governmental units in Wisconsin. On November 14, 2005, the Class B Interest, which represents the collateral of the HTI note receivable owed to the Company and CMC, was transferred from HTI to the Company. The transfer of the Class B Interest and cancellation of the note receivable occurred following the close of the third quarter and are not reflected in the financial statements herein. Significant estimates are used in the preparation of financial statements. Valuation of the Class B Interest, the recoverability of the total cost of properties and the Company's environmental liabilities involve estimates. The amount and timing of any future cash distributions will depend on generation of cash from sales and claims and the resolution of liabilities. The Company has experienced recurring operating losses for the nine months ended September 30, 2005 and for the years ended December 31, 2004, 2003, and 2002 and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations and meet existing and future liabilities. These losses, uncertainty as to the amount and timing of additional compensation from the RACM claim, if any, and the uncertainty surrounding such environmental liabilities and other claims, particularly the Edwin Jacobson lawsuit, create uncertainties about the Company's ability to meet existing and future liabilities as they become due. The Company has taken certain steps, including the reduction of fixed overhead and conservation of cash, in light of these uncertainties. The Company may be required to seek additional capital in the form of bank financing, however, there is no assurance that such bank financing will be available or, if available, will be on terms favorable to the Company. If the Company is not successful in obtaining sufficient capital to fund the implementation of its business strategy and for other expenditures, properties might be sold for far less than their market value. Any such discounted sale could adversely affect Heartland's future financial condition and results of operations. However, management does not have any intention to discount the sale of properties for far less than their market value.

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

The Class A units are currently traded on the American Stock Exchange under the symbol "HTL". The Class A units are thinly traded. There are no assurances that the Company will maintain its listing on the exchange. Additionally, the Company may engage in a going private transaction as an interim step in its wind up plan so that the Company would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. If the Class A units should be delisted from the exchange or if the Company engaged in a going private transaction, it is likely that it could adversely affect any future liquidity in the Class A units.

Conflicts of Interest of General Partner and its Officers and Directors
-----------------------------------------------------------------------

The officers and directors of HTI, the officers of Heartland and CMC/Heartland Partners Holdings, Inc. and the managers of HTII, including Lawrence S. Adelson, Chairman of the Board of HTI, President of CMC/Heartland Partners Holdings, Inc. and a Manager of HTII, will not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that (i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland or any Unitholder on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner. The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will act in its sole discretion, in good faith or pursuant to other appropriate standards. The General Partner has sole authority over the timing and amount of distributions as well as dissolution of the partnership.

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES

The Company's most significant accounting estimates relate to the net realizable value of assets, potential environmental liabilities, the Jacobson litigation and the treatment of certain loans from Heartland to HTI.

Net Realizable Value of Assets
------------------------------

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. There have been no events in the third quarter of 2005 giving rise to recognition of impairment loss.

Reserve for Environmental Liabilities
-------------------------------------

     Estimation of Amount of Reserve for Environmental Claims and Liabilities:

The Company evaluates the environmental liabilities associated with its properties on a regular basis. The Company records an allowance, or reserve, for known potential environmental claims and liabilities, including remediation, legal and consulting fees, to the extent it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The reserve amount does not include any estimated amounts for unknown claims and liabilities. The Company estimates its reserve for known environmental claims and liabilities independent from any claims the Company may have for recovery against third parties, including from governmental sponsored clean-up funds. If the Company cannot reasonably estimate the amount of an environmental claim or liability, but (i) the Company's management is able to determine that the amount of the liability is likely to fall within a range and (ii) no amount within that range can be determined to be a better estimate than any other amount, then the Company records the reserve at the minimum amount of the range. At September 30, 2005, the reserve for environmental claims and liabilities was $2,365,000, which represents the minimum amount of the range of the Company's estimate of environmental claims and liabilities. The upper range of the Company's environmental claims and liabilities is estimated to be approximately $9,519,000 based on an estimate by outside consultants.

     Actual Costs Likely to Exceed Amount of Reserve:

If the Company were to use a different approach than that described above, the amount of the reserve could be materially higher. Additionally, the Company believes it is likely that the actual amount of the Company's environmental claims and liabilities, when fully resolved or provided for, will be higher than the reserve amount because it is unlikely that, as a whole, such claims and liabilities will be less expensive to resolve than the amount of the low end of such range. Also, as noted above, the Company does not include in the amount of the reserve any estimated amounts for unknown claims and liabilities. This means that as new claims arise, the amount of the reserve will generally need to be increased. For example, as the Company incurs environmental remediation and other costs for new environmental claims, the Company pays for, and records as an operating expense, the amount of such costs and accrues an environmental reserve if necessary. New environmental claims have arisen periodically, so the amount of the Company's reserve for environmental claims and liabilities has not historically declined, but rather has remained flat or increased over time. The reserve has declined significantly in the past year, however, primarily due to expenditures on the Lite Yard and contributions to the clean up of the Lite Yard by Borax. The donation of a property in Deer Lodge, Montana to a local government and updated and lower estimates for Bozeman, Montana environmental costs also factored into the reduction of the reserve.

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

     Lite Yard
     ---------

Until August 8, 2005, CMC owned a 5 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead ("Lite Yard"). On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. The Company filed suit against US Borax Inc. ("Borax") on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. This matter was settled pursuant to a Confidential Settlement Agreement and Release dated September 27, 2004, between the Company and Borax. Pursuant to the settlement agreement, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At September 30, 2005, the Company's aggregate allowance for claims and liabilities for this site was $54,000. Of this amount, $3,000 was billed, but not yet paid and is included in accounts payable, in respect to work related to the site through September 30, 2005. The allowance for claims and liabilities for the Lite Yard decreased at September 30, 2005 compared to December 31, 2004 due to payments made by the Company and Borax for the remediation.

At September 30, 2005, the Company has recorded a $32,000 receivable for the portion of these amounts due from Borax under the settlement agreement.

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

The Company offered the USEPA $300,000 to settle the Company's obligations under the Order and Letter. The USEPA has not yet responded to the Company's offer. The Company believes, based on USEPA publications and newspaper reports, that the USEPA has provided or committed between $1,500,000 and $2,200,000 for ongoing remediation activities in the residential neighborhood. This amount does not necessarily represent the entire cost of the cleanup being undertaken by the USEPA. The entire cost could be higher or lower. The USEPA could seek substantial penalties against the Company in addition to remediation costs. The Company engaged an environmental engineering consultant to review information available regarding the possible scope and cost of USEPA activities. The consultant projected a range of possible costs of $3,088,000 to $4,070,000. However, this estimate was based on limited data available to the consultant. The Company has reserved $1,295,000 in connection with the Order and Letter. This reserve amount takes into consideration the estimated range of possible costs and the allocation of costs among PRPs for the on-site remediation at the Lite Yard. However, there is no agreement regarding allocation of these costs.

A former consultant for the Company at the Lite Yard, Exponent, Inc., filed suit against the Company in Minnesota state court on January 27, 2005. The complaint alleged that the Company owed Exponent $361,000 in unpaid consultant fees that were previously recorded in accounts payable. CMC disputed the reasonableness of Exponent's invoices. This dispute was settled on August 3, 2005. CMC paid $140,000 as its part of the unpaid fees.

The Lite Yard was sold on August 8, 2005. The sale did not affect the Company's obligation to complete the remediation

     Miles City Yard
     ---------------

By letter dated June 10, 2004, the Montana Department of Environmental Quality (the "DEQ") demanded that the Company perform a remedial investigation of a railyard in Miles City, Montana previously owned and operated by the Milwaukee Road. On September 7, 2004, Trinity Railcar Repair, Inc. ("Trinity") filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors-in-interest and Trinity's alleged predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. On March 24, 2005, the court ordered the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The court did not make a determination as to the requirement for any remediation, the costs of remediation or liability for any costs. The Company is considering an appeal of this order and has posted a letter of credit in the amount of $2,500,000 to comply with the terms of such order. As of September 30, 2005, the letter of credit was secured with $2,500,000 of the Company's cash. After September 30, 2005, the Company substituted one of its Kinzie Station properties as partial collateral for the letter of credit, which is now collateralized with the property and $1.1 million of cash. The Company, based on current review of the site, believes that the range of costs of investigation under the June 10, 2004, DEQ letter and completion of the ongoing diesel fuel remediation, could be between $226,000 and $1,740,000. The Company's aggregate allowance for claims and liabilities for this site (including costs of investigation, remediation and legal fees relating to the litigation) is $540,000 and $618,000 at September 30, 2005 and December 31, 2004, respectively.

The DEQ has intervened in the litigation and filed a complaint asking, among other things, that both Trinity and CMC be held jointly and severally liable for remediation of the facility.

     Bozeman
     -------

In 2001, the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under the Montana Controlled Allocation of Liability Act ("CALA") with regard to the sold property. In the administrative proceeding, DEQ will allocate environmental liability among potentially liable parties. The Company has projected that the total cost of the remediation already performed by the City of Bozeman plus additional remediation which may be required for the north half of the property is approximately within a range from $912,000 to $920,000. Additional studies by the City of Bozeman on the south half of the property indicate that no further remediation will be required for the south half of the property. The estimated range of costs for the neighboring property is $111,000 to $176,000. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liability for any clean-up of the south half of the property. The Company has reserved an aggregate of $126,000 for all claims and liabilities associated with this property and the neighboring property. This reserve amount reflects the ranges of costs for both on-site and off-site remediation and the Company's limited liability to the City of Bozeman under the terms of the sale of the property to the City of Bozeman. The reserve decreased based on information from the City of Bozeman following their additional investigation of the property in the nine months ended September 30, 2005.

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

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. At September 30, 2005, Heartland's allowance for claims and liabilities for this site is $191,000. By letter dated April 6, 2005, the lead PRP at this site offered to settle the Company's future obligations for approximately $266,000. Additionally, the lead PRP at this site previously made a demand for monitoring costs of $53,000 incurred through March of 2004. The Company has not paid any amounts to the PRP in respect of monitoring costs for this site to date.

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

Treatment of Certain Loans from HTI to Heartland
------------------------------------------------

As of September 30, 2005, HTI owed Heartland an aggregate of $9,734,000 of which $8,464,000 relates to promissory notes issued in 2000 and 2001 (the "2000 Notes") and $1,270,000 relates to the Company's purchase of certain notes from PG Oldco, Inc., a creditor of HTI ("PG Oldco Notes"). The 2000 Notes and the PG Oldco Notes are collateralized by a security interest in the Class B Interest (the "Collateral"). Heartland has recorded an allowance for doubtful accounts of approximately $7,334,000 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000 at September 30, 2005. An additional allowance for doubtful accounts of $100,000 was recorded for the nine months ended September 30, 2005 due to continued operating costs above amounts estimated in prior periods. On June 15, 2005, HTI filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. HTI filed a plan of liquidation under Chapter 11 of the federal bankruptcy laws ("Plan"), and the Plan has been confirmed. On November 14, 2005, the Company paid HTI an additional $469,000 and released its claims against HTI. HTI transferred the Class B Interest to the Company and the general partner interests in CMC and Heartland to CMC/Heartland Holdings, Inc. In the fourth quarter, the receivable amount in respect of the 2000 Notes and the PG Oldco Notes reflected in the "Due from Affiliate" account will be reduced to zero, and the Class B Interest and the Class B Interest's capital account balance will be cancelled.

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

Results of Operations
---------------------

Operations for the three and nine months ended September 30, 2005 resulted in net losses of ($638,000) and ($1,110,000), respectively. The net income and loss was allocated entirely to the Class B Limited Partner in accordance with the Company's partnership agreement. Operations for the three and nine months ended September 30, 2004 resulted in net income of $971,000 and $551,000, respectively. $0.25 per Class A Unit of the income was allocated to the Class A Units in 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

PROPERTY SALES. Property sales increased $362,000, or 283%, to $490,000 for the three months ended September 30, 2005 from $128,000 for the three months ended September 30, 2004. CMC closed the sale of the Lite Yard in Minneapolis, Minnesota for $490,000 in the third quarter of 2005. No major sales closed in the third quarter of 2004.

COST OF PROPERTY SALES. Cost of property sales increased $323,000 or 198%, to $486,000 for the three months ended September 30, 2005 from $163,000 for the three months ended September 30, 2004. The increase in cost of sales reflects the Lite Yard's carrying value on the Company's books of $457,000.

GROSS PROFIT (LOSS) ON PROPERTY SALES. Gross profit on property sales increased $39,000, or 111%, to $4,000 for the three months ended September 30, 2005 from a loss of ($35,000) for the three months ended September 30, 2004. This was due to the slight book profit on the sale of the Lite Yard compared to the book loss on the sales for the same period in 2004.

SELLING EXPENSES. Selling expenses decreased $64,000, or 68%, to $30,000 for the three months ended September 30, 2005 from $94,000 for the three months ended September 30, 2004. This decrease was primarily the result of elimination of the Company's internal sales function in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $328,000, or 40%, to $500,000 for the three months ended September 30, 2005 from $828,000 for the three months ended September 30, 2004. This was primarily due to lower overhead costs resulting from fewer employees in 2005.

INTEREST EXPENSE. Interest expense decreased $5,000, or 100%, to $0 for the three months ended September 30, 2005 from $5,000 for the three months ended September 30, 2004. The Company had no debt and no costs associated with a line of credit during the third quarter of 2005.

REAL ESTATE TAXES. Real estate tax expense increased $16,000, or 229%, to $23,000 for the three months ended September 30, 2005 from $7,000 for the three months ended September 30, 2004. CMC's real estate taxes have generally declined reflecting ownership of fewer properties, however a sale of scattered land parcels in 2004 in which the purchaser assumed liability for all outstanding property taxes affected book real estate tax expense in 2004.

ENVIRONMENTAL EXPENSES AND OTHER CHARGES. Environmental expenses and other charges increased $2,199,000, or 106%, to $134,000 for the three months ended September 30, 2005 from ($2,065,000) for the three months ended September 30, 2004. The 2004 results reflected accounting treatment of an agreement between the Company and Borax pursuant to which Borax agreed to pay a portion of the clean up costs associated with the Lite Yard site in Minneapolis, MN.

INTEREST INCOME. Interest income was essentially unchanged.

DEPRECIATION. Depreciation decreased $88,000, or 100%, to $0 from $88,000 as a result of the disposal of the Company's depreciable assets.

RENTAL INCOME AND EARNED RENTAL LEASE INCOME. Total rental income and earned rental lease decreased $5,000, or 11%, to $40,000 for the three months ended September 30, 2005 from $45,000 for the three months ended September 30, 2004. In 2004, the Company was receiving rent on part of the commercial space sold in June 2005.

OTHER INCOME (EXPENSE). Other income (expense) decreased $14,000, or 108% to ($1,000) for the three months ended September 30, 2005 from $13,000 for the three months ended September 30, 2004. Other income includes small non-recurring items not accounted for elsewhere.

MANAGEMENT FEE. The management fee decreased $103,000, or 100%, to $0 for the three months ended September 30, 2005 from $103,000 for the three months ended September 30, 2004. This was the due to the fact that the management agreement terminated on June 27, 2005. On November 14, 2005, the general partnership interests were transferred to CMC/Heartland Partners Holdings, Inc. ("Holdings"). The Company does not anticipate paying a management fee to Holdings.

NET (LOSS) INCOME. Net income decreased $1,609,000, or 166%, to a net loss of ($638,000) for the three months ended September 30, 2005 from net income of $971,000 for the three months ended September 30, 2004. The 2004 results reflected accounting treatment of an agreement between the Company and Borax pursuant to which Borax agreed to pay a portion of the clean up costs associated with the Lite Yard site in Minneapolis, MN.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

PROPERTY SALES. Property sales increased $871,000, or 22%, to $4,863,000 for the nine months ended September 30, 2005 from $3,992,000 for the nine months ended September 30, 2004. Major sales in 2005 were the $4,200,000 sale of Kinzie Station Phase II and the $490,000 Lite Yard sale. Closings during the nine months ended September 30, 2004 included approximately 2 acres of industrial land in Kinzie Station, Chicago, Illinois; 6 acres of land at Petit Point in Milwaukee, Wisconsin, approximately 11,777 acres of land scattered over 12 states; and other land parcels.

COST OF PROPERTY SALES. Cost of property sales increased $3,124,000, or 237%, to $4,444,000 for the nine months ended September 30, 2005 from $1,320,000 for the nine months ended September 30, 2004. This increase was primarily the result of the costs of sale recognized in connection with the sales of Kinzie Station Phase II and the Lite Yard.

GROSS PROFIT ON PROPERTY SALES. Gross profit on property sales decreased $2,253,000, or 84%, to $419,000 for the nine months ended September 30, 2005 from $2,672,000 for the nine months ended September 30, 2004. This decrease was primarily the result of the high cost of sales for Kinzie Station Phase II and the Lite Yard.

SELLING EXPENSES. Selling expenses decreased $384,000, or 67%, to $192,000 for the nine months ended September 30, 2005 from $576,000 for the nine months ended September 30, 2004. This decrease was primarily the result of elimination of the Company's internal sales function and lower commission and consulting costs associated with the 2005 sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $629,000, or 25%, to $1,900,000 for the nine months ended September 30, 2005 from $2,529,000 for the nine months ended September 30, 2004. This was primarily due to lower overhead resulting from fewer employees in 2005.

INTEREST EXPENSE. Interest expense decreased $28,000, or 100%, to $0 for the nine months ended September 30, 2005 from $28,000 during the nine months ended September 30, 2004. The Company had no debt and no costs associated with a line of credit in the first nine months of 2005.

BAD DEBT EXPENSE. Bad debt expense increased $55,000, or 122%, to $100,000 for the nine months ended September 30, 2005 from $45,000 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company wrote off an additional $100,000 in connection with the HTI Notes. See "Treatment of Certain Loans from HTI to Heartland" for more information. During the nine months ended September 30, 2004, the Company determined that the $45,000 owed by NC One, LLC related to the sale of the Longleaf Community on December 31, 2003 was uncollectible.

REAL ESTATE TAXES. Real estate taxes were unchanged at $43,000.

ENVIRONMENTAL EXPENSES AND OTHER CHARGES. Environmental expenses and other charges increased $714,000 or 73%, to ($265,000) for the nine months ended September 30, 2005 from ($979,000) for the nine months ended September 30, 2004. This reflects in part the timing of payments made by Borax in connection with the clean up of the Lite Yard. Also, during the nine months ended September 30, 2005, the Company received reimbursement from Borax for $238,000 related to past costs that the Company had spent at the Lite Yard and settled a disputed bill from Exponent, an environmental engineering firm that did consulting work in connection with the Lite Yard, which resulted in a reduction of $222,000 from the previously recorded liability. In addition, the Company reduced its reserve for the Bozeman, Montana site by $205,000 for the nine months ended September 30, 2005. The reserved amount for Bozeman, Montana was reduced based on additional studies conducted by the City of Bozeman.

INTEREST INCOME. Interest income increased $12,000, or 66%, to $30,000 for the nine months ended September 30, 2005 from $18,000 for the nine months ended September 30, 2004. The increase was due to increased cash following the closing of the Kinzie Station II sale in 2005.

DEPRECIATION. Depreciation decreased $111,000, or 98%, to $2,000 for the nine months ended September 30, 2005 from $113,000 for the nine months ended September 30, 2004. This resulted from the sale of the depreciable assets.

RENTAL INCOME AND EARNED RENTAL LEASE INCOME. Total rental income and earned rental lease income decreased $369,000, or 75%, to $123,000 for the nine months ended September 30, 2005 from $492,000 for the nine months ended September 30, 2004. This decrease was the result of the Company recognizing $360,000 of deferred rental income as rental income in January 2004 related to the sale of the Petit Point property located near Milwaukee, Wisconsin to an unrelated third party. The Company had received prepaid rent from a lease on this property that it was able to retain as a condition of the closing.

OTHER INCOME (EXPENSE). Other income (expense) increased $24,000, or 73%, to $57,000 for the first nine months of 2005 from $33,000 for the nine months ended September 30, 2004. This was the result mostly of a fiber optics easement sale in the first quarter of 2005. Fiber optics sales are sporadic and cause other income to vary when these sales are closed.

GAIN ON SALE OF BUILDINGS AND IMPROVEMENTS. Gain on Sale of Buildings and Improvements increased by $430,000 to $430,000 for the nine months ended September 30, 2005 from $0 for the nine months ended September 30, 2004. The Company sold its 4,000 square foot office space in Chicago, Illinois in 2005 for gross proceeds of $549,000 resulting in a net gain of $430,000 in 2005 and had no sales of buildings and improvements during the nine months ended September 30, 2004.

MANAGEMENT FEE. The management fee decreased $112,000, or 36%, to $197,000 for the nine months ended September 30, 2005 from $309,000 for the nine months ended September 30, 2004. This was the due to the fact that the management agreement terminated on June 27, 2005. On November 14, 2005, the general partnership interests were transferred to CMC/Heartland Partners Holdings, Inc. ("Holdings"). The Company does not anticipate paying a management fee to Holdings.

NET (LOSS)INCOME. Net loss increased $1,661,000, or 301%, to a net loss of ($1,110,000) for the nine months ended September 30, 2005 from net income of $551,000 for the nine months ended September 30, 2004. The 2004 results reflected accounting treatment of an agreement between the Company and Borax pursuant to which Borax agreed to pay a portion of the clean up costs associated with the Lite Yard site in Minneapolis, MN.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for operating activities has been derived primarily from proceeds of property sales, rental income and interest income offset by the payment of environmental and other operating expenses. Cash was $442,000 at September 30, 2005, and $1,450,000 at December 31, 2004.

Net cash provided by (used in) operating activities was $943,000 and $(1,442,000) for the nine months ended September 30, 2005 and 2004, respectively. Cash provided by operating activities in 2005 compared to cash used in operating activities in 2004 increased by $2,385,000 which is primarily attributable to net proceeds from the sale of Kinzie Station II and the Lite Yard, offset by payments made on the Lite Yard project.

Cash flow from investing activities increased $549,000 to $549,000 in the nine months ended September 30, 2005 from $0 in the nine months ended September 30, 2004. This represents the proceeds from the sale of the Company's Chicago, Illinois office space in 2005.

Cash flow from financing activities decreased $2,500,000 to ($2,500,000) for the nine months ended September 30, 2005 from $0 for the nine months ended September 30, 2004. This was the result of the collateral required for the letter of credit obtained in connection with the Miles City Yard litigation.

No distributions were made during the nine months ended September 30, 2005. As of September 30, 2005, the Class A Unitholders' capital account balance was $0, the Class B Interest's capital account balance was $4,026,000, and the General Partner's capital account balance was $0.

Proceeds from land sales and sales of buildings and improvements were $5,412,000 and $3,992,000 for the nine months ended September 30, 2005 and 2004, respectively. For the remainder of 2005 and 2006, the Company expects proceeds from property sales to consist primarily of the sale of the remaining Kinzie Station North acreage, and 143 acres of scattered land parcels and easements located in 9 states. On October 19, 2005, CMC closed the sale of its property in Glendale, Wisconsin for $650,000.

The cost of property sales for the nine months ended September 30, 2005 and 2004 was $4,444,000, or 91% of sales proceeds, and $1,320,000, or 33% of sales proceeds, respectively. The Company's cost of sales varies largely based on the book values of properties sold. The Company's costs of sales can vary widely from period to period. The Company typically sells small numbers of properties. Some of the properties have high book values relative to sale price. This is usually because of expenditures for planning, engineering, zoning, marketing and the like incurred during the time the Company was developing properties as well as selling them. Other properties have low cost bases.

For at least the next 12 months, the Company expects to generate cash from scheduled closings to meet its ongoing expenses and costs of operation.

REAL ESTATE SALE ACTIVITIES

At September 30, 2005 the Company had remaining property and air rights at Kinzie Station in Chicago, Illinois, of approximately 2.85 acres, a 20-acre property in Glendale, Wisconsin, and approximately 143 acres of land and easements scattered over 9 states. The Company owns the right to market easements for fiber optics lines on a 70 mile rail system in the Chicago area. The Company receives 2/3 of the revenues from such easements. On October 19, 2005, the sale of Glendale Yard in Glendale Wisconsin for $650,000 was closed.

KINZIE STATION

Kinzie Station is a master-planned mixed use community on property owned by CMC in Chicago's West Loop neighborhood. The Company's remaining residential site is under contract for $2,850,000, contingent on the "vacation" of certain city streets by the City of Chicago. The buyer is seeking to acquire by "vacation" city streets and alleyways that run between the properties the buyer is purchasing from the Company. The buyer has an agreement in principal with the city to compensate the city for the vacation by donating other properties and easements to the city. Additionally, the Company has an agreement, subject to certain contingencies, to sell the other site for development of a grocery store for $2,850,000. The Company expects these sales to close in the first half of 2006.

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

On July 30, 2003, the Company received $3,550,000 in cash and a release for all environmental matters related to the property from RACM, and the Company conveyed title to the property to RACM. The Company reserved the right to bring suit for additional consideration. The Company exercised such right in April 2004 by filing suit in the Milwaukee County Circuit Court against RACM appealing the condemnation award. The Company has obtained an outside appraisal in connection with the litigation valuing the property at $15 million. RACM has had two appraisals done. One values the property at $3.7 million; the other concludes that the property had a negative value of ($925,000). Any additional compensation received in the future will be recognized as income in the period received. A court ordered, non-binding mediation began on October 7, 2005. The next mediation session is scheduled for January 11, 2006. If a settlement is not reached, this matter is set for trial beginning February 20, 2006.

Interest Rate Sensitivity

The Company's total consolidated indebtedness at September 30, 2005 was zero. As of September 30, 2005, the Company did not have any other financial instruments for which there was a significant exposure to interest rate changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Access to Financing," "Real Estate Investment Risks; General Economic Conditions Affecting Real Estate Industry" and "Interest Rate Sensitivity." The Company is not subject to significant foreign currency exchange rate risk, commodity price risk or other relevant market price risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report and has concluded that, except with respect to the matters discussed below, these controls and procedures are effective as of the end of the period covered by this report and are adequate to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As previously disclosed on Forms 12b-25 filed with the Securities and Exchange Commission, the Company has experienced delays in the completion of its financial statements for the year ended December 31, 2004 and the accompanying annual report on Form 10-K and its financial statements for the three months ended March 31, 2005, the three and six months ended June 30, 2005 and the three and nine months ended September 30, 2005 and the accompanying quarterly reports on Forms 10-Q due, in part, to the resignation of its chief financial officer, the resulting transition of the provision of accounting services by an independent contractor and PricewaterhouseCoopers LLP decision not to stand for reelection as the Company's independent registered public accounting firm. The Company is working diligently with an independent contractor to streamline the processes involved in the preparation of its financial statements in order to complete them within the time periods required by the Securities and Exchange Commission's rules and forms. The Company is also changing its auditor as a result of PricewaterhouseCoopers' decision not to stand for reelection for the Company's 2005 audit.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, the Company worked with a new accounting contractors and a new independent accounting firm in connection with the preparation and review of its financial reporting in the third quarter of 2005.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On February 15, 2005, the litigation by Maples against the Company's subsidiary was dismissed. The Company had not previously recorded a loss contingency for this matter.

On March 24, 2005, in connection with the Miles City Yard litigation, the court ordered the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The Company is considering an appeal of this order and has posted a letter of credit in the amount of $2,500,000 to comply with the terms of such order. The DEQ has intervened in the litigation and filed a complaint asking, among other things, that both Trinity and CMC be held jointly and severally liable for remediation of the facility.

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

On August 8, 2005, the litigation by Krachtt against the Company was dismissed. The Company had not recorded a loss contingency for this matter.

At September 30, 2005, Heartland's allowance for claims and liabilities was approximately $2,365,000.

During the three months ended September 30, 2005, there have been no material developments in the legal proceedings disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 since the filing thereof on April 28, 2005. These legal proceedings are additionally discussed above in Footnote 6--Legal Proceedings and Contingencies to the unaudited consolidated financial statements of the Company for the nine month period ended September 30, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Previously, HTI Interests LLC, a Delaware limited liability company ("HTII"), was the sole general partner of the Company. HTII is owned 99.9% by Heartland Technology, Inc. ("HTI"), a Delaware corporation filed for bankruptcy on June 15, 2005, and 0.1% by HTI Principals, Inc., a Delaware corporation owned by Lawrence S. Adelson, Richard Brandstatter, George Lightbourn, Thomas Power, Jr. and one former member of HTI's board of directors. HTII also owned 0.01% of CMC. On November 14, 2005, HTII transferred its general partnership interests in the Company and CMC to CMC/Heartland Partners Holding, Inc., a Delaware corporation ("Holdings"). Holdings is now the sole general partner of the Company. Lawrence
S. Adelson, Richard Brandstatter, George Lightbourn and Thomas Power, Jr. each own 25% of Holdings, and each paid $25 for their interests.

On November 14, 2005, a wholly-owned subsidiary of HTI transferred all of its rights in the Class B Interest to the Company pursuant to HTI's Bankruptcy Plan, and the Class B Interests have been cancelled.

On November 21, 2005, Charles Harrison was promoted to Senior Vice President-Real Estate, General Counsel and Secretary of CMC.

On November 21, 2005, Ezra K. Zilkha resigned from the Board of Managers of
HTII.

On November 21, 2005, the Company engaged BDO Seidman, LLP ("BDO") as its independent auditors. During the two most recent fiscal years and through the subsequent period prior to BDO's engagement, the Company has not consulted with BDO regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 6.  EXHIBITS

Exhibit No.    Description
----------     -----------

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

                                              HEARTLAND PARTNERS, L.P.
                                                  (Registrant)

Date:  November 21, 2005              By: CMC/HEARTLAND PARTNERS HOLDINGS, INC.,
       its General Partner

                                               By:     /s/ Lawrence S. Adelson
                                                       -------------------------
                                                Name:  Lawrence S. Adelson
                                                Title: President

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.
               1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.