Form 10-K
period 2005-12-31
HEARTLAND PARTNERS L P
filed 2006-03-31
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                       or

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

                              53 West Jackson Blvd., Suite 1150
                                   Chicago, Illinois 60604
                                   -----------------------
                          (Address of Principal Executive Offices)

                                       312-834-0592
                                       ------------
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of the registrant's Class A Limited Partnership Units held by non-affiliates of the registrant, computed by reference to the last reported sales price of the registrant's units on the American Stock Exchange as of June 30, 2005 was approximately $5,411,000. As of March 15, 2006, there were 2,092,438 units outstanding. For the purposes of this computation, the registrant has assumed that non-affiliates of the registrant include all holders of the Class A Limited Partnership Units other than directors and officers of Heartland Technology, Inc. and CMC/Heartland Partners Holdings, Inc. and managers of HTI Interests, LLC.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                               PAGE

Item 1.       Business...........................................................................................1

Item 1A.      Risk Factors.......................................................................................3

Item 1B.      Unresolved Staff Comments..........................................................................6

Item 2.       Properties.........................................................................................6

Item 3.       Legal Proceedings..................................................................................7

Item 4.       Submission of Matters to a Vote of Security Holders...............................................10

                                     PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities.................................................10

Item 6.       Selected Financial Data...........................................................................11

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............12

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk........................................21

Item 8.       Financial Statements and Supplementary Data.......................................................22

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..............22

Item 9A.      Controls and Procedures...........................................................................22

Item 9B.      Other Information.................................................................................22

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant................................................23

Item 11.      Executive Compensation............................................................................24

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters....27

Item 13.      Certain Relationships and Related Transactions....................................................28

Item 14.      Principal Accountant Fees and Services............................................................29

                                     PART IV

Item 15.      Exhibits and Financial Statement..................................................................30

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

                                     PART I

ITEM 1.  BUSINESS.

ORGANIZATION AND PURPOSE

           Heartland Partners, L.P., a Delaware limited partnership (together with its subsidiaries, "Heartland" or the "Company"), was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement. Heartland was originally organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. Heartland is now attempting to sell its remaining saleable real estate holdings with a view towards dissolving the partnership. The Company is undertaking to resolve its remaining liabilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidation of Assets and/or Bankruptcy." The Company has engaged a consultant and a law firm to advise it on procedures for dissolution and expects to begin that process in the second quarter of 2006. Heartland's most significant liabilities are environmental liabilities. Heartland is also a party to litigation involving its former Chief Executive Officer. The amount and timing of future cash distributions, if any, to the Company's Unitholders will depend on generation of cash from sales of real estate holdings and the resolution of liabilities and associated costs. The Company does not plan to distribute cash to Unitholders before entering dissolution.

           CMC/Heartland Partners Holdings, Inc., a Delaware corporation and sole general partner of Heartland (the "General Partner" or "Holdings"), is owned by the four current members of Holdings board of directors. Previously, HTI Interests LLC, a Delaware limited liability company ("HTII"), was the sole general partner of the Company. HTII is owned 99.9% by Heartland Technology, Inc. ("HTI"), a Delaware corporation that filed for bankruptcy on June 15, 2005, and 0.1% by HTI Principals, Inc., a Delaware corporation owned by Lawrence S. Adelson, Richard Brandstatter, George Lightbourn, Thomas Power, Jr. and one former member of HTI's board of directors. HTII also owned 0.01% of CMC. On November 14, 2005, HTII transferred its general partnership interests in the Company and CMC to Holdings making Holdings the sole general partner of the Company. Lawrence S. Adelson, Richard Brandstatter, George Lightbourn and Thomas Power, Jr. each own 25% of Holdings, and each paid $25 for their interests.

           CMC Heartland Partners, a Delaware general partnership ("CMC"), is an operating general partnership owned 99.99% by Heartland and 0.01% by Holdings.

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


PARTNERSHIP AGREEMENT AND CASH DISTRIBUTIONS

           Heartland's partnership agreement previously provided generally that Heartland's net income (loss) would be allocated 1% to the General Partner, 98.5% to the Class A limited partners (the "Unitholders") and 0.5% to the Class B limited partner interest (the "Class B Interest"). Following the cancellation of the Class B Interest in connection with the settlement of claims by and against HTI (see "HTI Settlement" below), the partnership agreement was amended to provide that net income (loss) will be allocated 1% to the General Partner and 99% to the Unitholders. The partnership agreement provides that certain items of deduction, loss, income and gain may be specially allocated to the Unitholders or the General Partner. The Company has never made any special allocation of deduction, income, loss or gain and does not have any plan to do so. The partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their respective capital accounts, such net loss shall be allocated only among partners having positive balances in their respective capital accounts. Under the partnership agreement, if a partner's capital account is reduced to zero and there are additional losses allocable to that partner those additional losses will have to be made up by subsequent gains allocable to that partner before gains will increase that partner's capital account. As of December 31, 2005, the Unitholders' capital account balance was $424,000, and the General Partner's capital account balance was $0.

           The General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 99% to the Unitholders and 1% to the General Partner. Upon a dissolution of the partnership, liquidating distributions will be made pro rata to each partner in accordance with its positive capital account balance after certain adjustments set forth in the partnership agreement. There can be no assurance as to the amount or timing of any future cash distributions or whether the General Partner will cause Heartland to make cash distributions in the future if cash is available. The General Partner in its discretion may establish a record date for distributions on the last day of any calendar month.

           The Company did not make any cash distributions in 2005 or 2004.

HTI SETTLEMENT

           Heartland Technology, Inc. ("HTI"), through a subsidiary, owned the general partner interests in Heartland and CMC and the Class B Interest in Heartland. In June 2005, HTI filed for liquidation under Chapter 11 of the federal bankruptcy law. On November 15, 2005, a settlement approved by the bankruptcy court was closed. CMC and Heartland made a payment to HTI and forgave outstanding claims against HTI. HTI transferred the general partner interests to CMC/Heartland Partners Holdings, Inc. HTI transferred the Class B Interest to Heartland and Heartland cancelled it. These transactions are discussed in more detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Notes to Financial Statements.

REAL ESTATE SALE ACTIVITIES

           Property sales during 2005 totaled approximately $5,513,000. Major 2005 sales included Kinzie Station Phase II, Chicago, IL for $4,200,000, Lite Yard, Minneapolis, MN for $490,000 and Glendale Yard, Glendale, WI for $650,000. When the Company conveyed its property in Menomonee Valley located in Milwaukee, Wisconsin to the Redevelopment Authority of the City of Milwaukee ("RACM") in connection with a July 2003 condemnation proceeding, it retained the right to appeal the purchase price and to seek additional consideration. In April 2004, the Company filed suit against RACM in the Milwaukee County Circuit Court appealing the amount paid by RACM. The appeal was settled in January 2006 with RACM making an additional payment of $3.25 million on March 2, 2006. The RACM settlement will be reflected in the Company's first quarter 2006 financial statements.

           The Company also donated a property in Deer Lodge, Montana to a local government in 2005. The Company did not receive any cash for the donation, but the local government assumed responsibility for any environmental liabilities associated with the property. This property was carried at historical cost, as adjusted for net realizable value. The transaction resulted in the Company reducing the recorded environmental liability of $119,000 to $0.

           The Company also realized $430,000 from the sale of 4,000 square feet of office space in Kinzie Station Phase I. The sale of the office space is treated as gain on sale of assets as it was formerly used by the Company for its offices.

           The Company's remaining properties consist of approximately 3 acres located at Kinzie Station in Chicago, Illinois, along with associated air rights, and approximately 131 acres of land and easements scattered over 9 states.

           The Company also owns rights to lease or sell easements for fiber optics lines on a 70-mile commuter rail system in the Chicago area. The Company receives 2/3 of any consideration from such easements. The owner of the right of way receives the other third.

OTHER ACTIVITIES

           At December 31, 2005, the allowance for claims and liabilities established by Heartland for environmental and other contingent liabilities totaled approximately $2,128,000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Given the uncertainty inherent in litigation and environmental remediation, resolution of these matters could require funds greater or less than the $2,128,000 allowance for claims and liabilities. Heartland engages outside counsel to defend it in connection with most of these claims. Significant claims are summarized in "Item
3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

REGULATORY AND ENVIRONMENTAL MATTERS

           For a discussion of regulatory and environmental matters, see "Item 1A. Risk Factors - Environmental Liabilities" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Significant Accounting Estimates - Reserve for Environmental Liabilities".

EMPLOYEES

     At December 31, 2005, Heartland employed 2 people.

ITEM 1A.  RISK FACTORS.

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

Environmental laws may impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed on, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability. The Company cannot provide any assurance that additional environmental liability claims will not arise in the future.

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

For a discussion of the amount and methodology used to determine the amount of the Company's reserve for environmental liabilities and claims and certain risks associated therewith, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Significant Accounting Estimates - Reserve for Environmental Liabilities".

PENDING LITIGATION

           The Jacobson litigation, as well as the other litigation disclosed in "Item 3. Legal Proceedings", may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to litigation, the Company may not be left with any cash or other property to distribute to the Unitholders.

           As discussed in "Item 3. Legal Proceedings--Miles City Yard", a state court in Montana issued an order requiring the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs on land formerly owned by the Company, or its predecessor-in-interest, in Miles City, Montana. The Company is considering an appeal of this order and has posted a letter of credit to comply with the terms of such order.

ACCESS TO FINANCING

           As of December 31, 2005, Heartland's total consolidated debt was zero. There can be no assurance that the amounts available from internally generated funds, cash on hand and sale of assets will be sufficient to fund Heartland's anticipated operations and meet existing and future liabilities. Heartland may be required to seek additional capital in the form of bank financing. No assurance can be given that such financing will be available or, if available, will be on terms favorable to Heartland. If Heartland is not successful in obtaining sufficient capital to fund the implementation of its liquidation strategy and for other expenditures, properties might be sold for far less than their market value. Any such discounted sale could adversely affect Heartland's future results of operations and future cash flows. However, the Company's management at this time does not anticipate selling the Company's remaining properties at substantial discounts from their market value.

           The Company has obtained a $2.5 million letter of credit from LaSalle Bank, NA to comply with an order of a state court in Montana in connection with litigation over the Miles City Yard. See "Item 3. Legal Proceedings--Miles City Yard" for more information.

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

LIQUIDATION OF ASSETS

           The Company's management expects to sell to unrelated third parties the remainder of its saleable properties with a view towards dissolving the partnership. The Company has engaged a consultant and a law firm to advise it on procedures for dissolution and expects to begin the process in the second quarter of 2006. The Company may soon be required to use a liquidation basis of accounting in light of the foregoing. As part of any dissolution and liquidation, the Company will need to make reasonable provisions to pay all claims and obligations, which include contingent and conditional claims as well as unknown claims that may arise after dissolution. The consequence is that Unitholders may not receive any distributions, or if they do, the distributions may be lower than the true value of the Units. Because the amount of reserve required is uncertain, the Company may reserve a higher amount than necessary. The Company does not plan on distributing cash to Unitholders before entering dissolution. Its ability to make cash distributions during dissolution will depend on resolution of claims and liabilities. Alternatively, the Company may determine to dissolve and liquidate in the context of a bankruptcy proceeding if the Company believes that such a proceeding would likely serve to maximize value for the Company's Unitholders by providing greater certainty with respect to the satisfaction of, or provision for, the Company's known and contingent liabilities. However, even in the context of a bankruptcy proceeding, the Company will still face uncertainty, especially with respect to the environmental claims. Additionally, under any liquidation scenario, the Unitholders will not have control over the divestiture of the Company's remaining assets or the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that under any liquidation scenario the Unitholders will receive any liquidating distributions of cash or other property, or if they do, that the distributions will reflect the true value of the Units.

           The Company is working to resolve its remaining liabilities which primarily consist of environmental matters and Edwin Jacobson's claim against the Company. Significant estimates are used in the preparation of financial statements to value the Company's environmental liabilities. The amount and timing of future cash distributions, if any, to the Company's Unitholders will depend on generation of cash from sales of real estate holdings and the resolution of liabilities and associated costs. The Company has experienced recurring operating losses for the years ended December 31, 2005, 2004, 2003 and 2002 and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations and meet existing and future liabilities. These losses, and the uncertainty surrounding such environmental liabilities and other claims, particularly the Edwin Jacobson lawsuit, create uncertainties about the Company's ability to meet existing and future liabilities as they become due. The Company has taken certain steps, including the reduction of fixed overhead and conservation of cash, in light of these uncertainties. The Company may be required to seek additional capital in the form of bank financing, however, there is no assurance that such bank financing will be available or, if available, will be on terms favorable to the Company.

RISKS RELATED TO THE CLASS A UNITS

           The market value of the Class A units could decrease based on the Company's performance, market perception and conditions. The market value of the Class A units may be based primarily upon the market's perception of the Company's future cash distributions, and may be secondarily based upon the real estate market value of the Company's underlying assets. The market price of the Class A units may be influenced by the distributions on the Class A units relative to market interest rates. Rising interest rates may lead potential buyers of the Class A units to expect a higher distribution rate, which would adversely affect the market price of the Class A units. In addition, if the Company were to borrow, rising interest rates could result in increased expense, thereby adversely affecting the cash flow and the Company's ability to service its indebtedness and make distributions.

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

CONFLICTS OF INTEREST OF GENERAL PARTNER AND ITS OFFICERS AND DIRECTORS

           The officers and directors of CMC/Heartland Partners Holdings, Inc., including Lawrence S. Adelson, President and a director of CMC/Heartland Partners Holdings, Inc., will not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that (i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland or any Unitholder on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner. The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will act in its sole discretion, in good faith or pursuant to other appropriate standards. The General Partner has sole authority over the timing and amount of distributions as well as dissolution of the partnership.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

           Not Applicable.

ITEM 2.  PROPERTIES.

           A discussion of certain significant properties of the Company is included in "Item 1. Business." Properties designated for sale include holdings that were previously designated for development, and approximately 131 acres of scattered land parcels. The Company's holdings are located in Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Montana, Washington, and Wisconsin. The Company also owns certain air rights in Chicago, Illinois.

           Heartland's headquarters occupies approximately 500 square feet of leased office space located at 53 West Jackson Blvd, Suite 1150, Chicago, Illinois. The lease for this office space is month to month.

ITEM 3.  LEGAL PROCEEDINGS.

Krachtt Litigation
------------------

           The surviving spouse of an employee of a contractor demolishing buildings on what was then Company owned property filed suit against the Company, the contractor and the contractor's insurer in Milwaukee County, Wisconsin Circuit Court alleging wrongful death of the employee and other damages. The Company was dismissed from the litigation on August 8, 2005.

Maples
------

           Under the terms of a lot agreement with the Longleaf Associates Limited Partnership ("LALP"), a Company subsidiary was required to make certain payments to Maples, the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. Maples joined a Company subsidiary as a defendant in a lawsuit Maples filed against LALP in the North Carolina General Court of Justice Superior Court Division of Moore County for breach of contract. The suit against the Company subsidiary was dismissed on February 15, 2005.

Edwin Jacobson Lawsuit
----------------------

           On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or managers of the General Partner in Circuit Court, Cook County, Illinois. One of the lawsuits alleges CMC breached the terms of his employment contract and that the officers and/or board members wrongfully interfered with his contract. Jacobson is seeking compensatory and punitive damages ($1,000,000 in salary and $11,000,000 in incentive compensation). Jacobson asked the court to enforce his contract and enjoin the Company from selling property or making distributions to the Unitholders until the Company has appraised its properties and paid him according to the terms of his employment contract. Jacobson's second lawsuit was for defamation. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. On May 29, 2003, the court dismissed, with prejudice, the defamation lawsuit against the Company, CMC and certain officers and/or managers of the General Partner. At the same time, the court dismissed, with prejudice, Jacobson's motion to enjoin the Company from selling its real estate properties. Jacobson also filed a motion for summary judgment on his contract claims which the court denied. Jacobson filed a motion for reconsideration, which was denied on April 8, 2005. CMC has filed a counterclaim alleging breach of fiduciary duty and a motion to dismiss the claim for tortious interference with a contract. Jacobson filed a motion for summary judgment on CMC's counterclaim alleging breach of fiduciary duty, which was denied on April 8, 2005.

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

           CMC is vigorously defending itself against Jacobson's lawsuit and, in the opinion of management, has valid defenses against the remaining lawsuit relating to the Company's alleged breach of Jacobson's employment contract. At this time, the probability that a liability will be incurred and the amount of any potential liability cannot be determined. However, this litigation may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders. The parties have agreed to voluntary, non-binding mediation. If mediation is unsuccessful, this matter is expected to go to trial in the second half of 2006.

RACM
----

           On July 30, 2003, the Company conveyed 142 acres of property in Milwaukee, Wisconsin to the Redevelopment Authority of the City of Milwaukee ("RACM") in consideration of $3.55 million in lieu of condemnation. The Company reserved the right to appeal the fair market value of the property and filed that appeal on April 6, 2004, in Milwaukee County, Wisconsin Circuit court. In January 2006, the appeal was settled with RACM making an additional payment of $3.25 million on March 2, 2006. The RACM settlement will be reflected in the Company's first quarter 2006 financial statements.

Lite Yard
---------

           CMC owned a 5 acre site in Minneapolis, Minnesota ("Lite Yard") that was impacted with arsenic and lead. On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. US Borax Inc. ("Borax"), which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. Under a Confidential Settlement Agreement and Release dated September 27, 2004, between the Company and Borax, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At December 31, 2005 and 2004, the Company's aggregate allowance for claims and liabilities for this site was $20,000 and $1,588,000, respectively. The allowance was reduced because remediation of the site has been substantially completed. At December 31, 2005, the Company has recorded a $12,000 receivable for the portion of these amounts due from Borax under the settlement agreement.

           The Lite Yard was sold in August 2005. The sale does not affect CMC's obligations under the Response Action Plan.

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

           The Company offered the USEPA $300,000 to settle the Company's obligations under the Order and Letter. The USEPA has not yet responded to the Company's offer. The Company believes, based on USEPA publications and a newspaper article, that the USEPA has provided $1,500,000 to $2,200,000 for past and future remediation activities in the residential neighborhood. This amount does not necessarily represent the entire cost of the cleanup being under taken by the USEPA. The entire cost could be higher or lower. The USEPA could seek substantial penalties against the Company in addition to remediation costs. The Company engaged an environmental engineering consultant to review information available regarding the possible scope and cost of USEPA activities. The consultant projected a range of possible costs of $3,083,000 to $3,946,000. However, this estimate was based on limited data available to the consultant. The Company has reserved $1,293,000 in connection with the Order and Letter. This reserve amount takes into consideration the estimated range of possible costs and the allocation of costs among potentially responsible parties ("PRPs") for the on-site remediation at the Lite Yard.

Exponent
--------

           A former consultant for the Company at the Lite Yard, Exponent, Inc., filed suit against the Company in Minnesota state court on January 27, 2005. The complaint alleged that the Company owes Exponent $361,000 in unpaid consultant fees. The suit was settled on August 3, 2005. CMC paid $140,000 in connection with the settlement.

Miles City Yard
---------------

           By letter dated June 10, 2004, the Montana Department of Environmental Quality ("DEQ") demanded that the Company or Trinity Railcar Repair, Inc. ("Trinity") perform a remedial investigation of a railyard in Miles City, Montana. The yard was previously owned and operated by the Chicago, Milwaukee, St. Paul and Pacific Railroad (the "Milwaukee Road") and is now owned by Trinity. The Company has, for many years, been conducting a clean-up of a substantial diesel fuel release at this site. On September 7, 2004, Trinity filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors-in-interest and Trinity's alleged predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. The DEQ intervened in the litigation and filed a complaint asking, among other things, that both Trinity and CMC be held jointly and severally liable for remediation of the facility.

           On September 14, 2004, Trinity filed a motion for a preliminary injunction to prohibit the Company from liquidating or making distributions to its Unitholders. On January 10, 2005, the court held a hearing at which the Company's engineering witness testified that the maximum cost of investigation and remediation could be as much as $1,250,000. However, this estimate was not based on any direct investigation of conditions at the site. On March 24, 2005, the court ordered the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The court did not make a determination as to the requirement for any remediation, the costs of remediation or liability for any costs. The Company is considering an appeal of this order and has posted a letter of credit to comply with the terms of such order. At December 31, 2005, a letter of credit was secured with $1.1 million of the Company's restricted cash and a mortgage lien of $1.4 million on the Company's Kinzie Station Parcel B property. The Company, based on current review of the site, believes that the range of costs of investigation and remediation under the June 10, 2004 DEQ letter and completion of the ongoing diesel fuel remediation could be between $174,000 and $1,740,000. At December 31, 2005, the Company's aggregate allowance for claims and liabilities for this site (including costs of investigation, remediation and legal fees relating to the litigation) is $309,000.

Bozeman
-------

           In 2001, the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. The Company understands that the clean up cost of the north half of the site cost between $912,000 and $920,000. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. The City of Bozeman conducted studies indicating that no remediation is required for the south half of the site. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under the Montana Controlled Allocation of Liability Act ("CALA") with regard to the sold property. In the administrative proceeding, the DEQ will allocate environmental liability among potentially liable parties. The estimated range of costs for the neighboring property is $111,000 to $176,000. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liabilities for any clean-up of the south half of the property. The Company has reserved an aggregate of $126,000 for all claims and liabilities associated with this property and the neighboring property. This reserve amount reflects the ranges of costs for both on-site and off-site remediation and the Company's limited liability to the City of Bozeman under the terms of the sale of the property to the City of Bozeman.

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

           The DEQ has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by the Milwaukee Road's reorganization trustee prior to the consummation of its reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Milwaukee Road bankruptcy proceeding. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with the DEQ in April 1997. While the DEQ has not formally changed its position, the DEQ has not elected to file suit.

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

           The Canadian Pacific Railroad, formerly known as the Soo Line Railroad Company, has asserted that the Company is liable for, among other things, the remediation of releases of petroleum or other regulated materials at six different sites located in Iowa, Minnesota and Wisconsin that Canadian Pacific acquired from the Company. The Company has denied liability based on the underlying sale agreement. The environmental claims are all currently being handled by Canadian Pacific, and the Company understands that Canadian Pacific has paid settlements on certain of these claims. Because Canadian Pacific has been handling these matters exclusively, the Company has made no determination as to the merits of the claims and is unable to determine their materiality. Therefore, there is no accrual recorded in the financial statements for these sites.

           In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. At December 31, 2005, Heartland's allowance for claims and liabilities for this site is $191,000. By letter dated April 6, 2005, the lead PRP at this site offered to settle the Company's future obligations for approximately $266,000. Additionally, the lead PRP at this site previously made a demand for monitoring costs of $53,000 incurred through March of 2004. The Company has not paid any amounts to the PRP in respect of monitoring costs for this site to date.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of Unitholders of Heartland during the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

HISTORICAL TRADING PRICES FOR UNITS

           The Class A limited partnership units are listed and traded on the American Stock Exchange under the symbol "HTL". The units began trading on a "when issued" basis on June 20, 1990. The following table sets forth the high and low sales prices per unit by quarter for the years ended December 31, 2005 and 2004.

2005                                   HIGH                LOW

First quarter                         $ 4.33             $ 3.66
Second quarter                          4.30               2.50
Third quarter                           2.76               1.67
Fourth quarter                          1.67               0.55

2004

First quarter                         $ 8.15             $ 6.55
Second quarter                          7.95               6.00
Third quarter                           6.69               4.10
Fourth quarter                          5.21               3.99

           Based on records maintained by Heartland's transfer agent and registrar, there were approximately 500 record holders of Heartland's units as of March 15, 2006.

CASH DISTRIBUTIONS TO UNITHOLDERS

           The amount of Heartland's cash available to be distributed, if any, to Unitholders and the General Partner ("Available Cash Flow") will be determined by the General Partner, in its sole discretion, after taking into account all factors deemed relevant by the General Partner, including, without limitation, general economic conditions and Heartland's financial condition, results of operations and cash requirements, including (i) the servicing and repayment of indebtedness, (ii) general and administrative charges, including fees and expenses payable to the General Partner under management and other arrangements, (iii) property and operating taxes, (iv) other costs and expenses, including legal and accounting fees, and (v) reserves for future contingencies and environmental liabilities.

           Heartland's Available Cash Flow will be derived from CMC. When, and if, available and appropriate, the General Partner expects to cause Heartland to make distributions of Heartland's Available Cash Flow in an amount equal to 99% to the Unitholders and 1% to the General Partner. There can be no assurance as to the amount or timing of Heartland's cash distributions or whether the General Partner will cause Heartland to make a cash distribution if cash is available. The Company does not plan to distribute cash to Unitholders before entering dissolution. Its ability to make cash distributions during dissolution will depend on resolution of claims and liabilities. See "Item 1A. Risk Factors - Liquidation of Assets" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" for more information. If the partnership were dissolved, liquidating distributions, if any, would be made pro rata to each partner in accordance with its positive capital account balance after certain adjustments set out in the partnership agreement. As of December 31, 2005, the Unitholders' capital account balance was $424,000 and the General Partner's capital account balance was $0. Future lenders to Heartland may impose restrictions on Heartland's ability to make cash or other property distributions. On December 4, 1997, Heartland's partnership agreement was amended to allow the General Partner in its discretion to establish a record date for distributions on the last day of any calendar month.

     No cash distributions were made during 2004 or 2005.

ITEM 6.  SELECTED FINANCIAL DATA.

           The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained herein in "Item 8. Financial Statements and Supplementary Data," the information contained herein in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information contained herein in "Item 1. Business." Historical results are not necessarily indicative of future results.

           Following is a summary of Heartland's selected financial data for the years ended and as of December 31, 2005, 2004, 2003, 2002 and 2001 (amounts in thousands except per Unit data):


STATEMENT OF OPERATIONS DATA:                         2005          2004          2003           2002        2001
-----------------------------                         ----          ----          ----           ----        ----
Property Sales                                   $    5,513    $    4,035    $    32,680    $    6,766   $   30,471
Operating (loss) income                              (5,231)       (4,491)        (3,402)       (2,455)       4,426
Other income                                            519           136          1,047         1,397          932
                                                 -----------   -----------   ------------   -----------  -----------
Net (loss) income                                $   (4,712)   $   (4,355)   $    (2,355)   $   (1,058)  $    5,358
                                                 ===========   ===========   ============   ===========  ===========
Net income (loss) allocated
   to General Partner                            $       (1)   $        2    $        --    $      (11)  $       54
                                                 ===========   ===========   ============   ===========  ===========
Net (loss) income allocated
   to Class B Interest                           $   (4,570)   $   (4,357)   $       (56)   $       (5)  $       26
                                                 ===========   ===========   ============   ===========  ===========
Net (loss) income allocated
    to Class A Units                             $     (141)   $       --    $    (2,299)   $   (1,042)  $    5,278
                                                 ===========   ===========   ============   ===========  ===========

Net (loss) income per Class A Unit               $    (0.07)   $       --    $     (1.10)   $    (0.50)  $     2.48
                                                 ===========   ===========   ============   ===========  ===========

Cash distributions declared per Class A Unit     $       --    $       --    $      3.35    $       --   $       --
                                                 ===========   ===========   ============   ===========  ===========


                                DECEMBER 31,     DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
BALANCE SHEET DATA                  2005              2004              2003              2002              2001
                                    ----              ----              ----              ----              ----
Net Properties                $     1,952       $     6,416       $     7,730       $    28,699       $    28,201
Total assets                        4,375            11,673            16,991            38,855            38,420
Allowance for claims
   and liabilities                  2,128             4,228             3,970             4,050             4,337
Total liabilities                   3,951             6,537             7,500            19,893            18,360
Partners' capital                     424             5,136             9,491            18,962            20,060

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See "Item 1A. Risk Factors."

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES

           The Company's most significant accounting estimates relate to the net realizable value of assets, potential environmental liabilities, the treatment of certain loans from Heartland to HTI and pending litigation.

Net Realizable Value of Assets

           For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. Historically this would occur when a property that had been held for development was placed under contract for sale. The Company did not recognize any impairment loss in 2005. It recognized impairment losses in 2004 and 2003 as indicated in the Consolidated Statements of Cash Flows and described in Note 2 to the consolidated financial statements.

RESERVE FOR ENVIRONMENTAL LIABILITIES

Estimation of Amount of Reserve for Environmental Claims and Liabilities:

           The Company evaluates the environmental liabilities associated with its properties on a regular basis. The Company records an allowance, or reserve, for known potential environmental claims and liabilities, including remediation, legal and consulting fees, to the extent it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The reserve amount does not include any estimated amounts for unknown claims and liabilities. The Company estimates its reserve for known environmental claims and liabilities independent from any claims the Company may have for recovery against third parties, including from governmental sponsored clean-up funds and insurers. If the Company cannot reasonably estimate the amount of an environmental claim or liability, but (i) the Company's management is able to determine that the amount of the liability is likely to fall within a range and
(ii) no amount within that range can be determined to be a better estimate than any other amount, then the Company records the reserve at the minimum amount of the range. At December 31, 2005, the Company recorded a receivable for the estimated amount due for future costs at the Lite Yard under the Borax settlement agreement of $12,000. At December 31, 2005, the reserve for environmental claims and liabilities was $2,128,000, which represents the minimum amount of the range of the Company's estimate of environmental claims and liabilities. The upper range of the Company's known environmental claims and liabilities is estimated to be approximately $9,404,000 based on an estimate by outside consultants.

Actual Costs Likely to Exceed Amount of Reserve:

           If the Company were to use a different approach than that described above, the amount of the reserve could be materially higher. Additionally, the Company believes it is likely that the actual amount of the Company's environmental claims and liabilities, when fully resolved or provided for, will be higher than the reserve amount because it is unlikely that, as a whole, such claims and liabilities will be less expensive to resolve than the amount of the low end of such range. Also, as noted above, the Company does not include in the amount of the reserve any estimated amounts for unknown claims and liabilities. This means that as new claims arise, the amount of the reserve will generally need to be increased. For example, as the Company incurs environmental remediation and other costs for new environmental claims, the Company pays for, and records as an operating expense, the amount of such costs and accrues an environmental reserve if necessary. However, because new environmental claims arise periodically, the amount of the Company's reserve for environmental claims and liabilities has not historically declined, but rather has remained flat or increased over time. The major exception to this was in connection with the Lite Yard site, discussed below, where the Company recovered some of the reserved amounts from a third party.

           The reserve has declined significantly in the past year primarily due to expenditures on the Lite Yard and contributions to the clean up of the Lite Yard by Borax. The donation of a property in Deer Lodge, Montana to a local government and updated and lower estimates for Bozeman, Montana environmental costs also factored into the reduction of the reserve.

           The Company's management expects to sell to unrelated third parties the remainder of its saleable properties with a view towards dissolving the partnership. The Company has engaged a consultant and a law firm to advise it on procedures for dissolution and expects to begin the process in the second quarter of 2006. As part of any dissolution and liquidation, the Company will need to make reasonable provisions to pay all claims and obligations, which include contingent and conditional claims as well as unknown claims that may arise after dissolution. In connection with the dissolution and liquidation of the Company, the Company may determine it to be in the best interests of the Company and the Unitholders to purchase environmental liability insurance or to pay a third party to assume the Company's environmental liabilities if it appears that the cost to do so will likely be less than the cost of maintaining the Company's overhead to resolve and manage the environmental claims and remediation process going forward. The Company has had preliminary discussions with environmental claims management firms regarding the potential cost at which such firms would agree to assume the Company's known and unknown environmental liabilities. At this time, however, the Company does not expect to purchase environmental liability insurance.

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

           The Company may be responsible for certain liabilities that arise from the historical operations of the Milwaukee Road railroad that have nothing to do with the ownership of property. The Company has been, for example, named as a "potentially responsible party" or had claims asserted by private parties in landfill-clean-up cases in which there is an allegation that the Milwaukee Road generated or transported materials to the landfill. Additional claims may arise in the future. In certain of these cases, the Company has asserted that such liabilities were discharged in the bankruptcy proceedings of the Milwaukee Road.

           The DEQ has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by the Milwaukee Road's reorganization trustee prior to the consummation of its reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Milwaukee Road bankruptcy proceeding. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with the DEQ in April 1997. While the DEQ has not formally changed its position, the DEQ has not elected to file suit.

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

Lite Yard
---------

           CMC owned a 5 acre site in Minneapolis, Minnesota ("Lite Yard") that was impacted with arsenic and lead. On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. US Borax Inc. ("Borax"), which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. Under a Confidential Settlement Agreement and Release dated September 27, 2004, between the Company and Borax, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At December 31, 2005 and 2004, the Company's aggregate allowance for claims and liabilities for this site was $20,000 and $1,588,000, respectively. The allowance was reduced because remediation of the site has been substantially completed. At December 31, 2005, the Company has recorded a $12,000 receivable for the portion of these amounts due from Borax under the settlement agreement.

           The Lite Yard was sold in August 2005. The sale does not affect CMC's obligations under the Response Action Plan.

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

           The Company offered the USEPA $300,000 to settle the Company's obligations under the Order and Letter. The USEPA has not yet responded to the Company's offer. The Company believes, based on USEPA publications and a newspaper article, that the USEPA has provided $1,500,000 to $2,200,000 for past and future remediation activities in the residential neighborhood. This amount does not necessarily represent the entire cost of the cleanup being under taken by the USEPA. The entire cost could be higher or lower. The USEPA could seek substantial penalties against the Company in addition to remediation costs. The Company engaged an environmental engineering consultant to review information available regarding the possible scope and cost of USEPA activities. The consultant projected a range of possible costs of $3,083,000 to $3,946,000. However, this estimate was based on limited data available to the consultant. The Company has reserved $1,293,000 in connection with the Order and Letter. This reserve amount takes into consideration the estimated range of possible costs and the allocation of costs among potentially responsible parties ("PRPs") for the on-site remediation at the Lite Yard.

Miles City Yard
---------------

           By letter dated June 10, 2004, the Montana Department of Environmental Quality ("DEQ") demanded that the Company or Trinity Railcar Repair, Inc. ("Trinity") perform a remedial investigation of a railyard in Miles City, Montana. The yard was previously owned and operated by the Chicago, Milwaukee, St. Paul and Pacific Railroad (the "Milwaukee Road") and is now owned by Trinity. The Company has, for many years, been conducting a clean-up of a substantial diesel fuel release at this site. On September 7, 2004, Trinity filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors-in-interest and Trinity's alleged predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. The DEQ intervened in the litigation and filed a complaint asking, among other things, that both Trinity and CMC be held jointly and severally liable for remediation of the facility.

           On September 14, 2004, Trinity filed a motion for a preliminary injunction to prohibit the Company from liquidating or making distributions to its Unitholders. On January 10, 2005, the court held a hearing at which the Company's engineering witness testified that the maximum cost of investigation and remediation could be as much as $1,250,000. However, this estimate was not based on any direct investigation of conditions at the site. On March 24, 2005, the court ordered the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The court did not make a determination as to the requirement for any remediation, the costs of remediation or liability for any costs. The Company is considering an appeal of this order and has posted a letter of credit to comply with the terms of such order. At December 31, 2005, a letter of credit was secured with $1.1 million of the Company's restricted cash and a mortgage lien of $1.4 million on the Company's Kinzie Station Parcel B property. The Company, based on current review of the site, believes that the range of costs of investigation and remediation under the June 10, 2004 DEQ letter and completion of the ongoing diesel fuel remediation could be between $174,000 and $1,740,000. At December 31, 2005, the Company's aggregate allowance for claims and liabilities for this site (including costs of investigation, remediation and legal fees relating to the litigation) is $309,000.

Bozeman
-------

           In 2001, the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. The Company understands that the clean up cost of the north half of the site cost between $912,000 and $920,000. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. The City of Bozeman conducted studies indicating that no remediation is required for the south half of the site. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under the Montana Controlled Allocation of Liability Act ("CALA") with regard to the sold property. In the administrative proceeding, the DEQ will allocate environmental liability among potentially liable parties. The estimated range of costs for the neighboring property is $111,000 to $176,000. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liabilities for any clean-up of the south half of the property. The Company has reserved an aggregate of $126,000 for all claims and liabilities associated with this property and the neighboring property. This reserve amount reflects the ranges of costs for both on-site and off-site remediation and the Company's limited liability to the City of Bozeman under the terms of the sale of the property to the City of Bozeman.

Other
-----

           The Canadian Pacific Railroad, formerly known as the Soo Line Railroad Company, has asserted that the Company is liable for, among other things, the remediation of releases of petroleum or other regulated materials at six different sites located in Iowa, Minnesota and Wisconsin that Canadian Pacific acquired from the Company. The Company has denied liability based on the underlying sale agreement. The environmental claims are all currently being handled by Canadian Pacific, and the Company understands that Canadian Pacific has paid settlements on certain of these claims. Because Canadian Pacific has been handling these matters exclusively, the Company has made no determination as to the merits of the claims and is unable to determine their materiality. Therefore, there is no accrual recorded in the financial statements for these sites.

           In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. At December 31, 2005, Heartland's allowance for claims and liabilities for this site is $191,000. By letter dated April 6, 2005, the lead PRP at this site offered to settle the Company's future obligations for approximately $266,000. Additionally, the lead PRP at this site previously made a demand for monitoring costs of $53,000 incurred through March of 2004. The Company has not paid any amounts to the PRP in respect of monitoring costs for this site to date.

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

TREATMENT OF CERTAIN LOANS FROM HTI TO HEARTLAND

           At December 31, 2004, HTI owed Heartland and CMC an aggregate of $9,734,000 of which $8,464,000 related to promissory notes issued in 2000 and 2001 (the "2000 Notes"). The notes were collateralized by a security interest in the Class B Interest (the "Collateral") and bore interest at 13% per annum. The Company also received as additional consideration for the 2000 Notes a Series C Warrant that entitled Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share.

           PG Oldco, Inc., a creditor of HTI under notes in an aggregate principal amount of $2,200,000 ("PG Oldco Notes"), also had a security interest in the Collateral. On May 23, 2003, Heartland purchased from PG Oldco, Inc. the PG Oldco Notes for approximately $1,270,000. The purchase price of $1,270,000 for the PG Oldco Notes was recorded as an increase in "Due from Affiliate" on the Company's consolidated financial statements.

           On April 16, 2004, the Company purchased the claims that an unrelated third party maintained against HTI, the former general partner of Heartland, for $70,000, which was included in general and administrative expense for the year ended December 31, 2004. The claims included a $500,000 note (the "LZ debt claim") and a "put" claim of approximately $13 million (the "LZ put claim").

           The Company purchased these claims because it believed the value was reasonable and to preserve an orderly liquidation of HTI given HTI's ownership of the limited liability companies which held the Company's Class B and General Partner interests.

           On June 15, 2005, HTI filed for liquidation under Chapter 11 of the federal bankruptcy laws. HTI and the Company had negotiated a proposed settlement of various disputes between HTI and the Company ("Settlement"). The Settlement was approved by a committee of independent members of HTII's Board of Managers and by the other major creditors of HTI, and, in August 2005 by the bankruptcy court. The transactions comprising the Settlement were closed on November 15, 2005. CMC paid HTI a total of $669,000 and released its claims (including the LZ put claim, the LZ debt claim, the PG Oldco Claim and the CMC loan) consisting of the following: $75,000 was paid for unpaid management fees; $125,000 was paid in the form of a Debtor in Possession loan ("DIP Loan"), and the DIP Loan was forgiven in the Settlement and the amount is reflected in bad debt expense in the fourth quarter of 2005; and $469,000 was paid on November 15, 2005. In addition, HTI transferred the Class B Interest to Heartland, and the General Partner interests and Management Agreement to CMC/Heartland Partners Holdings, Inc. ("Holdings"), an entity controlled by CMC's Board of Managers.

           Heartland had recorded an allowance for doubtful accounts of approximately $7,334,000 and $7,234,000 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000 at September 30, 2005 and December 31, 2004, respectively. Heartland began recording an allowance for doubtful accounts against the 2000 Notes and PG Oldco Notes because HTI indicated to Heartland that it did not have the means to repay the amounts owed under the 2000 Notes and PG Oldco Notes. A $5,000,000 allowance for doubtful accounts was recorded in the fourth quarter of 2003 following the sale of the Company's Fife, Washington property and the subsequent cash distribution of $2.30 per Unit in December 2003, which reduced the estimated amount of potential future distributions distributable to the Class B Interest. An additional $2,101,000 was recorded in the fourth quarter of 2004 based on the Company's continued operating losses, increased environmental expense and the proposed settlement with HTI. The remaining $2,500,000 along with the $125,000 DIP Loan was written off in 2005.

JACOBSON LITIGATION

           Edwin Jacobson, the former President and C.E.O. of CMC, has sued the Company claiming that it owes him additional salary and incentive compensation based on the terms of his employment contract. He has demanded $12,000,000 ($1,000,000 salary and $11,000,000 incentive compensation) in damages. The Company has denied Mr. Jacobson's claims and has countersued to recover past payments made to him and to collect $332,000 in principal and interest under a note Jacobson made to the Company. The amount claimed in the lawsuit includes $16,000 in interest which is not reflected in the financial statements. The Company offered to settle the lawsuits in exchange for forgiving Jacobson's debt to the Company. When it made the offer, the Company established an allowance against the Note Receivable of $316,000. CMC has made no other provision for this potential liability.

CRITICAL ACCOUNTING POLICIES

           The following section is a summary of critical accounting policies that require management estimates and judgments.

          o The Company provides an allowance for doubtful accounts against the portion of accounts receivable that is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $354,000 as of December 31, 2005.

          o Heartland evaluates environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim the Company may have for recovery. If the amount of the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be a better estimate than any other amount, then an allowance equal to the minimum amount of the range is established.

          o For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property.

          o Land sales are recognized when the following criteria are met: persuasive evidence of an agreement exists; risks of ownership have passed to the buyer; the Company's price to the buyer is fixed and determinable; and collectibility is reasonably assured.

RECENTLY ISSUED ACCOUNTING STANDARDS

           See Note 11 to the consolidated financial statements for a discussion of recently issued accounting standards that are not yet effective.

RESULTS OF OPERATIONS

           Operations for the year ended December 31, 2005 resulted in a net loss of ($4,712,000), of which ($141,000) of the loss or ($0.07) per Class A Unit was allocated to the Unitholders. Through November the allocation percentages were 98.5% Class A, 0.5% Class B and 1% General Partner, subject to the limitation on allocating losses to partners with positive capital balances. Effective as the end of November, the percentage allocations were changed to 99% Class A and 1% General Partner. For the year ended December 31, 2004, operations resulted in a loss of ($4,355,000). The loss was allocated to the Class B Interest pursuant to the terms of the partnership agreement. For the year ended December 31, 2003, operations resulted in a net loss of ($2,355,000) or ($1.10) per Class A Unit.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

           PROPERTY SALES. Property sales increased $1,478,000, or 37% to $5,513,000 for year ended December 31, 2005 from $4,035,000 for the year ended December 31, 2004. Sales in 2005 included Kinzie Station Phase II for $4,200,000; Lite Yard, Minneapolis, MN at $490,000; and the $650,000 sale of land in Glendale, WI. The Company also closed the sale of its 4,000 square foot office property in Chicago, IL, but this was reported as a gain on sale of assets for financial reporting purposes. Property sales that closed in 2004 include 2 acres of industrial land in Kinzie Station, Chicago, IL for approximately $1,597,000, 6 acres in Milwaukee, WI for approximately $1,155,000, 21 acres in Rockford, IL for approximately $180,000 and 11,777 acres of non-contiguous land in 12 states for $250,000.

           COST OF PROPERTY SALES. Cost of property sales increased $3,358,000, or 254% to $4,679,000 for year ended December 31, 2005 from $1,321,000 for year ended December 31, 2004. This increase was primarily the result of high carrying costs for the Kinzie Station Phase II and Lite Yard properties sold in 2005.

           GROSS PROFIT ON PROPERTY SALES. Gross profit on property sales decreased $1,880,000, or 69% to $834,000 for year ended December 31, 2005 from $2,714,000 for year ended December 31, 2004. This decrease was primarily the result of the high carrying costs for the Kinzie Station Phase II and Lite Yard properties sold in 2005.

           SELLING EXPENSES. Selling expenses decreased $45,000, or 6% to $676,000 for year ended December 31, 2005 from $721,000 for year ended December 31, 2004. This decrease reflected the elimination of the Company's internal sales function in 2005 offset by commission expenses in connection with 2005 sales.

           GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $398,000, or 12% to $2,993,000 for year ended December 31, 2005 from $3,391,000 for year ended December 31, 2004. The decrease was primarily due to lower overhead resulting from having fewer employees in 2005 partially offset by $347,000 of HTI settlement and higher outside accounting fees.

           BAD DEBT EXPENSE. Bad debt expense increased $486,000, or 23% to $2,625,000 for year ended December 31, 2005 from $2,139,000, for year ended December 31, 2004. This increase was the result of writing off the remainder of the HTI note receivable and DIP Loan in connection with the Settlement.

           REAL ESTATE TAXES. Real Estate taxes decreased $9,000, or 10% to $82,000 for year ended December 31, 2005 from $91,000 for year ended December 31, 2004. This decrease was the result of fewer properties being owned by the Company during 2005.

           ENVIRONMENTAL EXPENSES AND OTHER CHARGES. Environmental expenses and other charges decreased $1,174,000 or 136% to ($311,000) for the year ended December 31, 2005 from $863,000 for the year ended December 31, 2004. Heartland spent significant amounts on environmental remediation in 2005, but had reserved for these expenditures in prior years. The Company also got the benefit of payments from Borax for costs relating to remediation of the Lite Yard that had been expensed in prior years, entered into a favorable settlement with an environmental consultant concerning disputed billing and reduced its reserve for remediation at Bozeman, MT based on studies done by the City of Bozeman's consultant.

           OTHER INCOME AND (EXPENSES). Total other income increased $383,000, or 282% to $519,000 for year ended December 31, 2005 from $136,000 for year ended December 31, 2004. The Company realized $430,000 from the sale of office space in Kinzie Station Phase I and its management fee expense was $216,000 less due to the expiration of the management agreement with HTI. However, rental income declined by $455,000. Of the decline in rental income, $360,000 resulted from the recognition in the 2004 financial statements of rental income in connection with the 2004 sale of the Petit Point property in Milwaukee, WI.

           NET LOSS. Net loss increased $357,000 or 8% to $4,712,000 for year ended December 31, 2005 from $4,355,000 for year ended December 31, 2004. The loss increased despite increased property sales and lower selling, G&A and environmental expenses as a result of high carrying costs for certain of its properties sold, payments to HTI and the write off of the HTI note receivable in connection with the Settlement as well as lower rental income in 2005.

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

           OTHER INCOME AND (EXPENSES). Total other income decreased $911,000, or 87% to $136,000 for year ended December 31, 2004 from $1,047,000 for year ended December 31, 2003. Other income for 2003 had included a gain on the extinguishment of $1,500,000 of debt in connection with the sale of Longleaf in North Carolina. Interest expense was $328,000 less in 2004 as the company had minimal outstanding debt during the year.

           NET LOSS. Net loss increased $2,000,000 or 85% to $4,355,000 for year ended December 31, 2004 from $2,355,000 for year ended December 31, 2003. The increase was primarily due to lower property sales not being offset by lower operating costs as well as an additional allowance of $2,101,000 for doubtful accounts related to the HTI note receivable.

LIQUIDITY AND CAPITAL RESOURCES

           Cash flow for operating activities has been derived primarily from proceeds of property sales. Cash was $1,160,000 (excluding $1,093,000 of restricted cash) at December 31, 2005 compared to $1,450,000 as of December 31, 2004 and $3,926,000 at December 31, 2003. The decrease in cash from December 31, 2004 to December 31, 2005 was primarily due to the increase in restricted cash in connection with the letter of credit for the Trinity/Miles City litigation. (See "Miles City Yard," above.) The Company also expended significant cash on the remediation of the Lite Yard, which is now substantially complete. The decrease in cash of $2,476,000 from December 31, 2003 to December 31, 2004 was primarily due to less cash generated from land sales during 2004 compared to 2003 which was not completely offset by lower cash costs and expenses. (See the Consolidated Statements of Cash Flows.)

           Net cash provided by operating activities was $254,000 for the year ended December 31, 2005 compared to net cash used in operating activities of $2,476,000 for the year ended December 31, 2004. The increase of cash provided by operating activities from 2004 to 2005 is primarily due to increased sales in 2005. Net cash used in operating activities was $2,476,000 for the year ended December 31, 2004 compared to $19,138,000 of net cash provided by operating activities for the year ended December 31, 2003. Cash provided by operating activities from 2004 compared to 2003 decreased by $21,614,000 as a result of significantly lower sales in 2004 that were not offset by lower operating costs. (See the Consolidated Statements of Cash Flows).

           Gross proceeds from property sales provided $5,513,000 in 2005, $4,035,000 in 2004, and $32,680,000 in 2003. During 2006, the Company expects proceeds from property sales to consist primarily of the sales of Kinzie Station North-Parcel B for $2,850,000 and Kinzie Station North-Jewel and air rights for $2,850,000, and the receipt of $3,250,000 additional compensation from settlement the appeal of the RACM condemnation of property in Milwaukee, Wisconsin.

           The cost of property sales in 2005 was $4,679,000 or 85% of sales proceeds. In 2004, cost of property sales was $1,321,000 or 33% of sales proceeds; and $23,709,000 or 73% of sales proceeds in 2003.

           As of December 31, 2005, Heartland had 2 parcels of land in Chicago, IL with a book value of approximately $1,900,000, under contract for sale to two buyers. The contract price for each property is $2,850,000. The contracts call for the sales to be closed in 2006. The Company also has 131 acres in scattered land parcels throughout 9 states. The Company intends to dispose of this land in an orderly fashion; however, the Company anticipates that the disposal of such properties may extend beyond the year 2006.

           Portfolio income is derived principally from interest earned on certificates of deposit and investment of cash not required for operating activities in overnight investments. Portfolio income for 2005 was $75,000 compared to $27,000 for 2004 and $30,000 for 2003. Portfolio income increased in 2005 due to higher levels of cash available for investment.

           The Company did not make any cash distributions to the Unitholders in 2005 or 2004. On August 11, 2003, Heartland declared a cash distribution of $1.05 per unit. On September 15, 2003, it distributed approximately $2,231,000 in cash, which was allocated 98.5%, to the Unitholders of record as of August 29, 2003, 1% to the General Partner and 0.5% to the holder of the Class B Interest. On November 14, 2003, Heartland declared another cash distribution of $2.30 per unit. On December 9, 2003, it distributed approximately $4,885,000 in cash, which was allocated 98.5% to the Unitholders of record as of November 28, 2003, 1% to the General Partner and 0.5% to the holder of the Class B Interest. Unitholders should not expect the 2003 level of distributions on an annual basis.

           In March 2004, the Company obtained a $2,000,000 line of credit with LaSalle National Bank ("LNB"). The line of credit matured December 1, 2004 and was not renewed.

           In March 2005, the Company obtained a $2,500,000 letter of credit from LaSalle National Bank to comply with an order of a Montana state court. The letter of credit is secured by $1,093,000 of restricted cash and by a mortgage on the Company's Kinzie Station North-Parcel B property. If the sale of the Parcel B property is closed, the Company with have to replace the collateral with $1,407,000 of the sale proceeds or other collateral.

           The Company's management expects to sell to unrelated third parties the remainder of its saleable properties with a view towards dissolving the partnership. The Company has engaged a consultant and a law firm to advise it on procedures for dissolution and expects to begin the process in the second quarter of 2006. The Company may soon be required to use a liquidation basis of accounting in light of the foregoing. As part of any dissolution and liquidation, the Company will need to make reasonable provisions to pay all claims and obligations, which include contingent and conditional claims as well as unknown claims that may arise after dissolution. The consequence is that Unitholders may not receive any distributions, or if they do, the distributions may be lower than the true value of the Units. Because the amount of reserve required is uncertain, the Company may reserve a higher amount than necessary. The Company does not plan to distribute cash to Unitholders before entering dissolution. Its ability to make cash distributions during dissolution will depend on resolution of claims and liabilities. Alternatively, the Company may determine to dissolve and liquidate in the context of a bankruptcy proceeding if the Company believes that such a proceeding would likely serve to maximize value for the Company's Unitholders by providing greater certainty with respect to the satisfaction of, or provision for, the Company's known and contingent liabilities. However, even in the context of a bankruptcy proceeding, the Company will still face uncertainty, especially with respect to the environmental claims. Additionally, under any liquidation scenario, the Unitholders will not have control over the divestiture of the Company's remaining assets or the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that under any liquidation scenario the Unitholders will receive any liquidating distributions of cash or other property, or if they do, that the distributions will reflect the true value of the Units.

           The Company is working to resolve its remaining liabilities which primarily consist of environmental matters and Edwin Jacobson's claim against the Company. Significant estimates are used in the preparation of financial statements to value the Company's environmental liabilities. The amount and timing of future cash distributions, if any, to the Company's Unitholders will depend on generation of cash from sales of real estate holdings and the resolution of liabilities and associated costs. The Company has experienced recurring operating losses for the years ended December 31, 2005, 2004, 2003 and 2002 and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations and meet existing and future liabilities. These losses, and the uncertainty surrounding such environmental liabilities and other claims, particularly the Edwin Jacobson lawsuit, create uncertainties about the Company's ability to meet existing and future liabilities as they become due. The Company has taken certain steps, including the reduction of fixed overhead and conservation of cash, in light of these uncertainties. The Company may be required to seek additional capital in the form of bank financing, however, there is no assurance that such bank financing will be available or, if available, will be on terms favorable to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

           The Company has not historically utilized off-balance sheet financing arrangements and has no such arrangements as of December 31, 2005.

CONTRACTUAL OBLIGATIONS

           The Company had no contractual obligations at December 31, 2005.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           See "Item 1A. Risk Factors - Real Estate Investment Risks; General Economic Conditions Affecting Real Estate Industry" and "--Access to Financing."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The consolidated financial statements of the Company and the related notes, together with the Reports of Independent Registered Public Accounting Firms thereon, are set forth beginning on page 37 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           On September 6, 2005, the Company was advised by its independent registered public accounting firm, PricewaterhouseCoopers LLP ("PwC"), that PwC declined to stand for reelection as the Company's independent registered public accounting firm. BDO Seidman, LLP ("BDO Seidman") was selected to replace PwC as the Company's independent auditor for the fiscal year ending December 31, 2005.

           Except for an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern included in PwC's report for the year ended December 31, 2004, the reports of PwC on the Company's financial statements for the years ended December 31, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

           The audit committee of the Company did not participate in the termination of the client-auditor relationship with PwC.

           During the years ended December 31, 2004 and 2003 and through September 6, 2005, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make a reference thereto in connection with its reports on the financial statements for such years.

           During the years ended December 31, 2004 and 2003 and through September 6, 2005, there have been no "reportable events," as such term is defined in Item 304(a)(1)(v) of Regulation S-K, other than, as previously disclosed, the Company has experienced delays in the completion of its financial statements for the year ended December 31, 2004 and the accompanying annual report on Form 10-K and its financial statements for the three months ended March 31, 2005 and the three and six months ended June 30, 2005 and the accompanying quarterly reports on Form 10-Q due, in part, to the resignation of its chief financial officer and the resulting transition of the provision of accounting services by an independent contractor. Management believes this reportable event does not rise to the level of a material weakness.

ITEM 9A.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

           Heartland's Chief Executive Officer has evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report and has concluded that these controls and procedures are adequate to ensure that information required to be disclosed by Heartland in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

           There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, the Company worked with new accounting contractors in connection with the preparation and review of its financial reporting during 2005.

ITEM 9B.  OTHER INFORMATION.

           On March 31, 2005, the Company entered into a severance agreement with Mr. Harrison. Under the agreement, Mr. Harrison will receive $25,000, in addition to his current compensation, for assisting the outside liquidation expert and, after the termination of Mr. Harrison's employment, he will receive $50,000 in ongoing payments for his continued assistance.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The Company does not have a Board of Directors. Holdings, the general partner of the Company, has a Board of Directors. Set forth below is information for each director of Holdings, manager of HTI and each executive officer of Holdings and the Company.


                                                             Principal Occupation, Business
           Name and Age                                       Experience and Directorships
           ------------                                       ----------------------------

Lawrence S. Adelson, 56........      Chief Executive  Officer of CMC since February,  2002;  Director and President of  Holdings  since  November,  2005;  Manager of HTII since  February,  2002;
                                     Chairman of the Board and Chief  Executive  Officer of HTI  (February,  2002 -
                                     August,  2005);  Director  of  HTI  (February,  2002  -  August,  2005);  Vice
                                     President and General Counsel of the Company (June,  1990 -  February,  2002);
                                     Vice President and General Counsel of HTI (October,  1988 -  February,  2002).
                                     On June 15, 2005, HTI filed for bankruptcy.

Richard P. Brandstatter, 50....      Director of Holdings since  November,  2005;  Director of Real Estate of North
                                     American Real Estate  Management since August,  2005;  Former President of the
                                     Company from  March 2003  to  December 2004;  Chief  Financial  Officer of the
                                     Company  from  November 2004  to  December 2004;   Vice  President -  Finance,
                                     Treasurer and  Secretary of HTI since  February,  1999;  Director of HTI since
                                     June, 2002, Vice President -  Finance,  Treasurer and Secretary of the Company
                                     (August, 1995-March, 2003).  On June 15, 2005, HTI filed for bankruptcy.

Charles J. Harrison, 48........      Senior Vice  President  Real  Estate,  General  Counsel and  Secretary  of the
                                     Company  since March,  2002.  President of Power Mart Real Estate  Corporation
                                     August,  2001, to February,  2002.  General  Counsel and prior  positions with the Company October 1990 to July 2001.

Thomas F. Power, Jr., 65.......      Director  of Holdings  and  Chairman of its audit  committee  since  November,
                                     2005;  Manager of HTII since July 2003;  Member of the Audit Committee of HTII
                                     since  July 2003. Former President   and  CEO  and   Director  of  Wisconsin
                                     Central   Transportation Corporation (1999-2001). Director Electro-Motive Diesel,
                                     Inc. since 2005.

George Lightbourn, 54..........      Director of Holdings and member of its audit committee  since November,  2005;
                                     Manager  of HTII  and  Member  of the  Audit  Committee  of HTII  since  2004.
                                     Currently  President  of  Gaming  Informatics,  LLC;  Senior  Fellow  with the
                                     Wisconsin  Policy  Research  Institute.  Served as Secretary of the  Wisconsin
                                     Department of  Administration  (January 2000-January 2003).  Deputy  Secretary
                                     of the Department of  Administration  (1995-1999).  Currently serving on board of Madison  Cultural  Arts District  Board,  the Monona  Economic  Development
                                     Committee and SpaceMetrics.


RESIGNATIONS

           Ezra K. Zilkha resigned as a director and a member of the audit committee of Holdings and a Manager of HTII on November 21, 2005.

           Richard P. Brandstatter, resigned as President of the Company effective January 1, 2005. Mr. Brandstatter remains a member of the Board of Directors of Holdings and has a consulting relationship with the Company as described in "Item 11. Executive Compensation" and "Item 13. Consulting Arrangement".

IDENTIFICATION OF THE AUDIT COMMITTEE

           The General Partner's Board of Directors has designated a standing audit committee for the Company consisting of Thomas F. Power, Jr. and George Lightbourn. The listing standards of the American Stock Exchange require at least 3 members on the audit committee. Thomas Power, Jr. has been designated as the audit committee financial expert serving on the Company's audit committee. The Board of Directors has determined that Mr. Power is independent. Refer above for Mr. Power's qualifications.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act of 1934 requires certain officers of the Company, directors of Holdings (and previously, Heartland Technology, Inc. and managers of HTII) and any persons who own more than ten-percent of the Units to file forms reporting their initial beneficial ownership of Units and subsequent changes in that ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers of the Company, directors of Holdings (and previously, Heartland Technology, Inc. and managers of HTII) and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 4 or 5 were required, the Company believes that during the 2005 fiscal year all section 16(a) filing requirements were complied with.

CODE OF ETHICS

           The Company has adopted a code of ethics, which was filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, that applies to each of the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION.

           The following information is furnished as to all compensation awarded to, earned by or paid to the Chief Executive Officer of CMC and the other executive officers with 2005 compensation greater than $100,000.


                 Name And                                    Annual        Compensation         All Other
            Principal Position                Year           Salary           Bonus          Compensation(1)
            ------------------                ----           ------           -----          ---------------


Lawrence S. Adelson                           2005      $   200,000        $      --          $      --
   Chief Executive Officer                    2004          200,000               --              3,250
                                              2003          200,000          545,000(2)           2,400

Richard P. Brandstatter                       2005      $        --        $  36,281(3)       $ 105,000(4)
   Former President                           2004          168,400           76,600(5)          14,050(6)
                                              2003          134,000          655,000(7)          13,800(8)

Charles J. Harrison                           2005      $   150,000        $  36,281(3)       $      --
   Senior Vice President Real Estate,         2004          152,000           25,600(3)           3,000
   General Counsel and Secretary              2003          150,000          205,000(9)           3,000

___________________

1) Unless otherwise noted, "All Other Compensation" is comprised of CMC's contribution on behalf of the officers to a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986. Columns for "Other Annual Compensation", "Restricted Stock Awards", "Securities Underlying Options/SARs" and "Payout-LTIP Payout" are omitted since there was no compensation awarded to, earned by or paid to any of the above named executives required to be reported in such columns in any fiscal year covered by the table.

2) Includes $335,000 payable in respect of 100,000 "phantom" units, or the economic (but not tax) equivalent of 100,000 Units, awarded under Mr. Adelson's employment agreement, and $210,000 payable in respect of the CMC Plan (as defined below).

3)   Amounts due under 2002 CMC Plan.

4)   Payments under a consulting agreement.

5) Represents $45,000 of special compensation bonus approved by the managers of the Company's general partner, $25,600 related to the 2002 CMC Plan (as defined below) and $6,000 other bonus income.

6)   Includes $10,800 for an automobile allowance.

7) Includes $621,500 payable in respect of the CMC Plan, the 2002 CMC Plan and individual merit bonuses, and $33,500 in respect of 10,000 "phantom" units, or the economic (but not tax) equivalent of 10,000 Units awarded under the 2002 CMC Plan.

8)   Includes $10,800 for an automobile allowance.

9) Includes $171,500 payable in respect of the 2002 CMC Plan and $33,500 in respect of 10,000 "phantom" units, or the economic (but not tax) equivalent of 10,000 Units, awarded under the 2002 CMC Plan.

           Under a deferred salary arrangement available to all employees, Mr. Adelson deferred approximately $17,000 of his 2003 salary into 2004. Also, Mr. Adelson, Mr. Brandstatter, Ms. Susan Tjarksen-Roussos and Mr. Harrison deferred payment of accrued bonuses from 2003 to 2004 in the amounts of $417,000, $432,000, $265,000 and $42,000, respectively.

           Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. On January 26, 2006, Mr. Adelson's employment agreement was renewed, and the renewal was approved by the Board of Directors of Holdings. The term of the employment agreement expires October 31, 2006 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. These "phantom" Units are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable.

           Heartland does not maintain any pension, profit-sharing, or similar plan for its employees. Insurance benefit programs are non-discriminatory. Until its termination effective December 31, 2004, CMC sponsored a Group Savings Plan, which is a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986. All full-time permanent employees of CMC were eligible to participate in the plan. In 2003 and 2004, CMC made matching contributions of 25% of each participant's contribution to the plan. Participating 1998 employees were fully vested with respect to salary reduction and CMC's contributions. The Group Savings Plan was terminated effective December 31, 2004.

           Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan were computed by multiplying 3% for the year 2001, 2% for the year 2002 and 1% for the year 2003 by the net proceeds from the sale of certain land parcels during those years. Effective December 31, 2001, the CMC Plan was amended to vest benefits earned under the CMC Plan as of December 31, 2001 and provides that earned benefits shall be paid at the time of a cash distribution to the Unitholders. The CMC Plan was then terminated effective December 31, 2001. The aggregate benefits payable under the Sales Plan were computed by multiplying 3% for the year 2001 by the net proceeds from the sale of certain real estate during that year. During the year ended December 31, 2003, $973,000 had been recorded as compensation expense under the plans of which $481,000 had been paid to the officers by the Company in 2003. The outstanding balance owed of $492,000 was paid on January 5, 2004.

           Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. Effective December 22, 2004, the 2002 CMC Plan was amended to extend to the later of December 31, 2006, or the conclusion of litigation brought by the Company against the Redevelopment Authority of the City of Milwaukee ("RACM") for recovery of the fair value of 142 acres of property previously conveyed to RACM. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2006. One current and two former officers of the Company are eligible for benefits under the 2002 CMC Plan. During the years ended December 31, 2005, 2004, and 2003, compensation expense under the 2002 CMC Plan was $109,000, $77,000 and $542,000, respectively. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units payable at the time of any distributions to the Unitholders. These "phantom" Units are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. Compensation expense related to these "phantom" Units of $100,500 was recognized in the consolidated statement of operations, of which $19,500 had been paid, for the year ending December 31, 2003. The outstanding balance owed of $81,000 was paid on January 5, 2004. No expense related to the phantom Units was recognized in 2005.

           In 2005, the Company entered into a separation and consulting agreement with Mr. Brandstatter. Under the agreement, Mr. Brandstatter received an annual consulting fee of $100,000 for ongoing consulting services during 2005 and can receive $15,000 for assistance with the transition of the business to a trustee or other person in connection with any plan of dissolution or liquidation.

           Mr. Harrison will receive a $50,000 merit bonus for 2005 that will be payable in 2006. On March 31, 2005, the Company entered into a severance agreement with Mr. Harrison. Under the agreement, Mr. Harrison will receive $25,000, in addition to his current compensation, for assisting the outside liquidation expert and, after the termination of Mr. Harrison's employment, he will receive $50,000 in ongoing payments for his continued assistance.

COMPENSATION OF DIRECTORS

           Mr. Adelson and Mr. Brandstatter do not receive any compensation for their service on the Board of Directors of the Company's General Partner. See above regarding the compensation of Mr. Adelson and Mr. Brandstatter, including the consulting arrangement for Mr. Brandstatter. The other (non-executive) members of the board receive an annual director fee of $18,000 (payable in quarterly installments), $500 per board, or board committee (other than the audit committee), meeting at which such board member participates in person or by telephone and $1,000 per audit committee meeting at which such board member participates in person or by telephone.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The General Partner's Board of Directors (and previously HTII's Board of Managers) makes all decisions related to the compensation of the Company's executive officers. The General Partner's Board of Directors Lawrence S. Adelson, Richard P. Brandstatter, George Lightbourn, and Thomas F. Power, Jr.. HTII's Board of Managers had the same composition plus Ezra K. Zilkha. Lawrence Adelson participated in board discussions regarding Mr. Brandstatter's 2004 bonus and the terms of Mr. Brandstatter's consulting agreement. Richard P. Brandstatter participated in discussions regarding Lawrence Adelson's compensation.

           Mr. Adelson served as the Chairman and Chief Executive Officer of HTI, an affiliate of the general partner of the Company, and Mr. Brandstatter served as the Vice President - Finance, Treasurer and Secretary of HTI. Mr. Adelson and Mr. Brandstatter did not receive any compensation in respect of the positions they held at HTI.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

           The General Partner's Board of Directors (and previously HTII's Board of Managers) makes all decisions related to the compensation of the Company's executive officers. Executive compensation generally consists mainly of base salary and bonus based either on sales, distributions or merit. The general philosophy of the General Partner's Board of Directors (and previously HTII's Board of Managers) and the Company's executive officers, including the Chief Executive Officer, is to relate compensation to overall corporate performance; however, in the event that the Company begins liquidation proceedings, the General Partner's Board of Directors considers retention of the current executive officers, including the Chief Executive Officer, to be the most important factor in determining executive compensation. Due to their institutional knowledge, their understanding of the remaining assets and potential environmental liabilities associated with those assets, and their expertise with the transactional requirements related to selling the Company's property, the current executive officers are in the best position to maximize the value of the Company and thereby maximize the value of the Units.

           Chief Executive Officer compensation during 2005 was fixed by an Employment Agreement approved in March 2002 by HTII Board of Managers. The Employment Agreement was extended on the same terms until October 31, 2006. In determining the Chief Executive Officer's base salary under the Employment Agreement, the General Partner's Board of Directors (and previously, HTII's Board of Managers) considered his performance managing and operating the Company and considered how he might lead the Company in the future.

           During 2004, the board of managers of HTI, the Company's general partner at the time, authorized a $45,000 bonus for Mr. Brandstatter for achievement of certain performance criteria established by the board.

           The members of the Board of Managers of HTII are as follows: Lawrence
S. Adelson, Richard P. Brandstatter, George Lightbourn, Thomas F. Power, Jr., and Ezra K. Zilkha. The members of the Board of Directors of Holdings are as follows: Lawrence S. Adelson, Richard P. Brandstatter, George Lightbourn, and Thomas F. Power, Jr.

PERFORMANCE TABLE

           The following table compares the cumulative total Unitholder return on the Class A Units of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Morgan Stanley REIT Index (formerly called the AMEX REIT Index) over the same period (assuming the value of investment in the Class A Units and each index was $100 on December 31, 2000 and all cash distributions on the Class A Units were reinvested).

                             MSCI            SP-500           HTL

          12/31/00         $100.00          $100.00         $100.00
          12/31/01         $112.83           $88.11         $80.78
          12/31/02         $116.94           $68.66         $29.03
          12/31/03         $159.91           $88.32         $83.15
          12/31/04         $210.26           $97.90         $48.92
          12/31/05         $235.78          $102.69         $11.93


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners

           At March 15, 2006, there are no persons who are known by Heartland to be beneficial owners of more than 5% of Heartland's outstanding Units.

Security Ownership of Management

           Set forth below is certain information concerning the beneficial ownership of Units by each director of Holdings, each named executive officer of CMC and by all directors and executive officers of Holdings and all executive officers of CMC as a group, as of March 15, 2006:

  Name of Beneficial
 Owner and Number of                       Number of
 Persons in Group (1)                     Units Owned     Percent
 --------------------                     -----------     -------

Lawrence S. Adelson                           95,500        4.6%
Thomas F. Power, Jr.                              --        ---%
Richard P. Brandstatter                           --        ---%
George Lightbourn                                 --        ---%
Charles J. Harrison                               --        ---%

All directors and executive officers          95,500        4.6%
as a group (5 persons)

________________

(1) Nature of ownership is direct, except as otherwise indicated herein. Unless shown, ownership is less than 1% of class.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CONSULTING ARRANGEMENT

           In 2005, the Company entered into a separation and consulting agreement with Mr. Brandstatter. Under the agreement, Mr. Brandstatter will receive an annual consulting fee of $100,000 for ongoing consulting services during 2005 and can receive $15,000 for assistance with any transition to a trustee for dissolution or liquidation. Additionally, Mr. Brandstatter was paid a $45,000 bonus during the first quarter of 2005, which was accrued at December 31, 2004, based upon the achievement of certain criteria established by the General Partner. Mr. Brandstatter is a director of the General Partner.

TREATMENT OF CERTAIN LOANS FROM HTI TO HEARTLAND

           See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Treatment of Certain Loans from HTI to Heartland."

MANAGEMENT AGREEMENT

           Heartland had a management agreement with HTI pursuant to which Heartland was required to pay HTI an annual management fee in the amount of $413,000 for the years ended December 31, 2004 and 2003. The management agreement terminated on June 27, 2005. Of the $413,000 management fee incurred during each of the years ended December 31, 2002 and 2003, an aggregate of $100,000 was paid to outside members of HTII's Board of Managers, in respect of amounts described in "Item 11. Executive Compensation--Compensation of Directors," instead of directly to HTI. HTI subsequently took the position that the offset was improper. The dispute was resolved in the HTI Settlement. In 2005, $197,000 was paid for management fee to HTI. No payments of the management fee were made to outside directors of HTI in 2005.

CONFLICTS OF INTEREST OF GENERAL PARTNER AND ITS OFFICERS AND DIRECTORS

           The officers of Heartland and the managers and directors of the General Partner, including Lawrence S. Adelson, President and a director of Holdings, former Chairman of the Board, President and Chief Executive Officer of HTI and Chief Executive Officer of Heartland and Richard P. Brandstatter, President of the Company from March 2003 to December 2004 and a director of Holdings, will not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that (i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland, or any Unitholder on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner. The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will act in its sole discretion, in good faith or pursuant to other appropriate standards. The General Partner has sole authority over the timing and amount of distributions as well as dissolution of the partnership.

           Ezra Zilkha, a former Member of HTII's Board of Managers was a creditor of HTI. Edwin Jacobson, Former President and CEO of Heartland and a former Member of HTII's Board of Managers was a Director of HTI and a creditor of HTI. Payments under the settlement agreement between HTI and Heartland could benefit Mr. Zilkha or Mr. Jacobson as creditors of HTI. The settlement with HTI was approved by a committee composed solely of managers of HTII that do not have any interest in, or relationship with, HTI.

HTI WARRANT

           On December 29, 2000, HTI granted the Company a Series C Warrant that entitled Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05. The warrant was exercisable on or before February 16, 2006. HTI is currently in the process of being liquidated and the warrants are deemed to have no value.

LEASE OF KINZIE STATION HOMES FROM OFFICERS

           On March 31, 2001, the two Kinzie Station Phase I model homes (a one bedroom unit and a two bedroom unit) and furniture were purchased by Richard Brandstatter and Susan Tjarksen Roussos, who at the time were officers of the Company, at fair market value. Heartland has leased these model homes back from the officers starting April 1, 2001 and ending April 1, 2004. The monthly rent on the one bedroom model was $2,350 and on the two bedroom model was $4,200. The leases contained standard insurance and maintenance clauses as customary in these types of leases. These leases were paid in full as of December 31, 2003 and expired on April 1, 2004.

OTHER

           A senior partner of a law firm who provides services to the Company owns approximately 7.5% of the stock of HTI. Lawrence S. Adelson, C.E.O. of the Company, also owned 119,500 shares of HTI. Furthermore, Lawrence S. Adelson, C.E.O. of the Company, and Richard P. Brandstatter, former President of the Company, were employees and directors of HTI.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

           For the year ended December 31, 2005, fees for audit services provided by BDO Seidman, LLP ("BDO") for the audit of the Company's annual financial statements and review of the financial statements included in the Company's SEC filings were approximately $140,000.

           For the year ended December 31, 2004, fees for audit services provided by PricewaterhouseCoopers, LLP ("PwC") for the audit of the Company's annual financial statements and review of the financial statements included in the Company's SEC filings were approximately $190,000.

TAX FEES

           For the years ended December 31, 2005 and 2004, the Company has paid $165,000 and $183,000, respectively, to PWC for tax compliance, tax advice, tax planning, preparation of Heartland's yearly tax returns (state and federal) and processing of the Unitholders' individual tax forms for use in preparing their individual tax returns.

           HTII's and Holdings' audit committee's pre-approval policies and procedures are to authorize work subject to receipt of engagement letters.

           All audit and tax fees described above have been pre-approved by HTII's or Holdings' audit committee.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT.

(a) The following documents are filed or incorporated by reference as part of this report:

1.   Financial statements

The financial statements of Heartland Partners, L.P. begin on page 39 below:

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM................37, 38

CONSOLIDATED BALANCE SHEETS
     December 31, 2005 and 2004.........................................39

CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Years Ended December 31, 2005, 2004 and 2003...............40


CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
     For the Years Ended December 31, 2005, 2004 and 2003...............41

CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Years Ended December 31, 2005, 2004 and 2003...............42

Notes to Consolidated Financial Statements..............................43

2.   Financial statement schedules

VALUATION AND QUALIFYING ACCOUNTS.......................................60

REAL ESTATE AND ACCUMULATED DEPRECIATION................................61

Attachment A to Schedule III............................................62

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

10.19 Employment Agreement, dated December 20, 1999, between CMC Heartland Partners and Edwin Jacobson incorporated by reference to Exhibit 10.19 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1999. (1)

10.21 Third amendment to Amended and Restated Loan and Security Agreement dated November 18, 1999 among CMC Heartland Partners, and Heartland Partners, L.P. and LaSalle National Association, a national banking association incorporated by reference to Exhibit 10.21 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1999.

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

10.26 CMC Heartland Partners Incentive Plan effective January 1, 2000, incorporated by reference to Exhibit 10.26 to Heartland's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. (1)

10.30 LaSalle Bank National Association loans to CMC Heartland Partners, Heartland Partners, L.P. and CMC Heartland Partners, IV increase in Revolving Credit Commitment letter dated October 15, 2000, incorporated by reference to Exhibit 10.30 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

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

10.33 Management Agreement, dated as of June 27, 1990, by and among Heartland Technology, Inc. (f/k/a Chicago Milwaukee Corporation), the Company and CMC, incorporated by reference to Exhibit 10.2 to Heartland's Annual Report on Form 10-K for the year ended December 31, 1990; and Amendment Agreement to Management Agreement between CMC Heartland Partners and Heartland Technology, Inc. dated October 19, 2000, incorporated by reference to Exhibit 10.33 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. (1)

10.35 First Amendment of Construction Loan Agreement, Note, Deed of Trust and Other Loan Documents dated December 8, 2000 between CMC Heartland Partners VII, LLC and Bank One, Illinois, N.A., incorporated by reference to Exhibit 10.35 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2000.

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

10.60 Employment Agreement effective March 1, 2002 for Lawrence S. Adelson, Chief Executive Officer of CMC Heartland Partners, incorporated by reference to Exhibit 10.60 to Heartland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (1)

10.63 Memorandum of Amendment and Termination for the CMC Heartland Partners Incentive Plan, effective December 31, 2001, incorporated by reference to Exhibit 10.63 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (1)

10.64 The CMC Heartland Partners 2002 Incentive Plan effective January 1, 2002, incorporated by reference to Exhibit 10.64 to Heartland's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (1)

10.65 Fourth Agreement dated December 19, 2002 between the Port of Tacoma and CMC Heartland Partners modifying terms of settlement agreement and affecting real property in Pierce County, Washington, incorporated by reference to Exhibit 10.65 to Heartland's Annual Report on Form 10-K for the year ended December 31, 2002.

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

10.70 2004 Amendment to the CMC Heartland Partners 2002 Incentive Plan., incorporated by reference to Exhibit 10.70 to Heartland's Annual Report on Form 10-K for the Year Ending December 31, 2004. (1)

10.71 Separation, Release and Consulting Agreement between CMC Heartland Partners and Richard P. Brandstatter, incorporated by reference to
          Exhibit 10.71 to Heartland's Annual Report on Form 10-K for the Year Ending December 31, 2004. (1)

10.72 Amendment No. 1 to Employment Agreement, dated January 26, 2006, between CMC Heartland Partners and Lawrence S. Adelson, incorporated by reference to Exhibit 10.1 to Heartland's Current Report on Form 8-K dated January 26, 2006. (1)

10.73 Amendment Number 2 to the Amended and Restated Agreement of Limited Partnership of Heartland Partners, L.P., dated March 7, 2006, by CMC/Heartland Partners Holdings, Inc., the General Partner, incorporated by reference to Exhibit 10.1 to Heartland's Current Report on Form 8-K dated March 13, 2006.

10.74 Severance Agreement, dated March 31, 2006, between CMC Heartland Partners and Charles Harrison.

14 Heartland Partners, L.P. Code of Ethics adopted March 29, 2004, incorporated by reference to Exhibit 14 to Heartland's Annual Report on Form 10-K for the Year Ending December 31, 2003.

16.1 Letter from PricewaterhouseCoopers LLP, dated September 12, 2005, incorporated by reference to Exhibit 16.1 to Heartland's Current Report on Form 8-K dated September 6, 2005.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


________________

*    Attached hereto.

(1)  Indicates a management contract or compensatory plan or arrangement.

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

                                             HEARTLAND PARTNERS, L.P.
                                                    (Registrant)

                                     By: CMC/HEARTLAND PARTNERS HOLDINGS, INC.,
                                                 its General Partner




                                                By:  /s/ Lawrence S. Adelson
                                                   -----------------------------
                                                   Name:  Lawrence S. Adelson
                                                   Title: President




Date: March 31, 2006

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Lawrence S. Adelson
-----------------------
Lawrence S. Adelson
(Director of CMC/Heartland Partners Holdings, Inc., General Partner) March 31, 2006

/s/ Thomas F. Power
-----------------------
Thomas F. Power
(Director of CMC/Heartland Partners Holdings, Inc., General Partner) March 31, 2006

/s/ Richard P. Brandstatter
---------------------------
Richard P. Brandstatter
(Director of CMC/Heartland Partners Holdings, Inc., General Partner) March 31, 2006

/s/ George Lightbourn
---------------------
George Lightbourn
(Director of CMC/Heartland Partners Holdings, Inc., General Partner) March 31, 2006

            Report of Independent Registered Public Accounting Firm



To the Partners and Unitholders of Heartland Partners, L.P.:
Chicago, Illinois


           We have audited the accompanying consolidated balance sheet of Heartland Partners, L.P. as of December 31, 2005 and the related consolidated statements of operations, partners' capital, and cash flows for the year then ended. We have also audited the 2005 information in the schedules listed in item 15(a) 2. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

           We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Partners, L.P. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

           Also, in our opinion, the 2005 information in the schedules present fairly, in all material respects, the information set forth therein.

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 10 to the financial statements, the Company has suffered recurring losses from operations. Management's plans in regard to these matters are also described in
Note 10. Such uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP

BDO Seidman, LLP
Chicago, Illinois
March 7, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and Unitholders of Heartland Partners, L.P.:

           In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 30, present fairly, in all material respects, the financial position of Heartland Partners, L.P. and its subsidiaries (the "Company") at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 30 for the years ended December 31, 2004 and 2003, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has experienced recurring operating losses. The Company's management has indicated it intends to sell the remaining assets of the Company and dissolve. The Company is working to resolve their remaining liabilities, which primarily consist of environmental and other claims against the Company. The actual costs to resolve these liabilities may differ from current estimates in an amount that exceed the value of the Company's assets and prevent the Company to meet their existing and future obligations as they become due. Such uncertainties raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
April 26, 2005

                    HEARTLAND PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                 December 31,        December 31,
                                                                    2005                 2004
                                                                -------------       -------------
Assets:
Cash and cash equivalents................................       $      1,160        $      1,450
Restricted cash..........................................              1,093                  --
Accounts receivable (net of allowance of $354
   at December 31, 2005 and 2004)........................                 33                 905
Due from affiliate (net of allowance of $7,234 at
December 31, 2004).......................................                 --               2,500
Prepaid and other assets.................................                137                 402
                                                                -------------       -------------
     Total current assets................................              2,423               5,257
                                                                -------------       -------------

Property:
Land                                                                     383                 383
Buildings and improvements...............................                 --                 141
   Less accumulated depreciation.........................                 --                 (20)
                                                                -------------       -------------
Net land, buildings and improvements.....................                383                 504
Land held for sale.......................................              1,569               5,912
                                                                -------------       -------------
     Net properties......................................              1,952               6,416
                                                                -------------       -------------

Total assets.............................................       $      4,375              11,673
                                                                =============       =============

Liabilities:
Accounts payable and accrued
   expenses..............................................       $      1,011        $      1,420
Allowance for environmental claims and liabilities.......              2,128               4,228
Unearned rents and deferred income.......................                812                 888
Other liabilities........................................                 --                   1
                                                                -------------       -------------
     Total liabilities...................................              3,951               6,537
                                                                -------------       -------------

Partners' capital:
General Partner..........................................                 --                  --
Class A Limited Partners - 2,142 units
   authorized and issued and 2,092 outstanding at
   December 31, 2005 and  2004...........................                424                  --
Class B Limited Partner..................................                 --               5,136
                                                                -------------       -------------
     Total partners' capital.............................                424               5,136
                                                                -------------       -------------

Total liabilities and partners' capital..................       $      4,375        $     11,673
                                                                =============       =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HEARTLAND PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except for per unit data)


                                                                      For the Years Ended December 31,
                                                                    2005             2004            2003
Income:
Property sales                                                 $    5,513       $    4,035       $   32,680
Less:  Cost of property sales                                       4,679            1,321           23,709
                                                               -----------      -----------      -----------

Gross profit on property sales                                        834            2,714            8,971
                                                               -----------      -----------      -----------

Operating Expenses:
Selling expense                                                       676              721            1,847
General and administrative expenses                                 2,993            3,391            3,433
Bad debt expense                                                    2,625            2,139            5,000
Real estate taxes                                                      82               91              444
Environmental (recoveries) expenses and other charges, net           (311)             863            1,649
                                                               -----------      -----------      -----------

Total operating expenses                                            6,065            7,205           12,373
                                                               -----------      -----------      -----------

Operating loss                                                     (5,231)          (4,491)          (3,402)

Interest expense                                                       --              (33)            (361)
Portfolio income-interest                                              75               27               30
Rental income                                                          81              536              190
Gain (loss) on sale of assets                                         430              (70)              --
Gain on extinguishment of liability                                    --               --            1,500
Management fee to General Partner                                    (197)            (413)            (413)
Depreciation expense                                                   (2)             (34)             (69)
Other, net                                                            132              123              170
                                                               -----------      -----------      -----------
Total other income, net                                               519              136            1,047
                                                               -----------      -----------      -----------
Net loss                                                       $   (4,712)      $   (4,355)      $   (2,355)
                                                               ===========      ===========      ===========

Net (loss) income allocated to
   General Partner                                             $       (1)      $        2       $       --
                                                               ===========      ===========      ===========
Net loss allocated to Class B
   Limited Partner                                             $   (4,570)      $   (4,357)      $      (56)
                                                               ===========      ===========      ===========
Net loss allocated to
   Class A Limited Partners                                    $     (141)      $       --       $   (2,299)
                                                               ===========      ===========      ===========
Net loss per Class A
   Limited Partnership unit                                    $    (0.07)      $       --       $    (1.10)
                                                               ===========      ===========      ===========
Weighted average number of Class A Limited
   Partnership units outstanding                                    2,092            2,092            2,092
                                                               ===========      ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HEARTLAND PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (dollars in thousands)


                                                             Class A Limited     Class B Limited
                                         General Partner        Partners            Partner            Total
                                         ---------------     --------------      --------------    ------------

Balance at December 31, 2002             $           70       $      9,308       $       9,584    $     18,962

Net loss                                             --             (2,299)                (56)         (2,355)

Cash distributions to partners                      (72)            (7,009)                (35)         (7,116)

Balance at December 31, 2003                         (2)                --               9,493           9,491

Net income (loss)                                     2                 --              (4,357)         (4,355)
                                         ---------------     --------------      --------------    ------------

Balance at December 31, 2004                         --                 --               5,136           5,136

Net loss                                             (1)              (141)             (4,570)         (4,712)

Cancellation and allocation of Class
B Interest                                            1                565                (566)             --
                                         ---------------     --------------      --------------    ------------

Balance at December 31, 2005             $           --       $        424       $          --    $        424
                                         ===============     ==============      ==============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HEARTLAND PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                      For the Years Ended December 31,
                                                                  2005               2004             2003
                                                               ------------      ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                       $    (4,712)      $    (4,355)      $    (2,355)
Adjustments reconciling net loss to net cash
   provided by  (used in) operating activities:
Land write off to cost of sales                                         --               118               581
(Gain) loss on sale of assets                                         (430)               70                --
Impairment loss on land held for sale                                   --                57               250
Bad debt expense                                                     2,625             2,139             5,000
Write off of Kinzie Station and Longleaf fixed assets                   --                --               117
Depreciation                                                             2                34                69
Gain on extinguishment of liability                                     --                --            (1,500)
Purchaser assumption of Longleaf debt                                   --                --              (705)
Net change in assets and liabilities:
     Net change in allowance for environmental claims
      and liabilities                                               (2,100)              258               (80)
     Decrease (increase) in accounts receivable                        747              (710)              463
     Decrease in housing inventories, net                               --                --             7,671
     Decrease in land held for sale                                  4,343             1,035            12,281
     Decrease in accounts payable
       and accrued expenses                                           (409)             (595)           (1,364)
     Net change in other assets and liabilities                        188              (527)           (1,290)
                                                               ------------      ------------      ------------

Net Cash provided by (used in) operating activities                    254            (2,476)           19,138
                                                               ------------      ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of asset                                            549                --                --
Purchase of PG Oldco notes                                              --                --            (1,270)
                                                               ------------      ------------      ------------

Net cash provided by (used in) investing activities                    549                --            (1,270)
                                                               ------------      ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES:
Advances on notes payable                                               --                --             1,698
Payoffs on notes payable                                                --                --            (9,275)
Distributions to partners                                               --                --            (7,116)
(Increase) decrease in restricted cash                              (1,093)               --                42
                                                               ------------      ------------      ------------

Net cash used in financing activities                               (1,093)               --           (14,651)
                                                               ------------      ------------      ------------

Net (decrease) increase in cash                                       (290)           (2,476)            3,217

Cash and cash equivalents at beginning of period                     1,450             3,926               709

Cash and cash equivalents at end of period                     $     1,160       $     1,450       $     3,926
                                                               ------------      ------------      ------------
NON-CASH ACTIVITIES:
Write off of buildings and improvements and
  the related accumulated depreciation                                  --       $       296       $        --
                                                               ------------      ------------      ------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    Heartland Partners, L.P. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Organization

Organization and Purpose; Recent Asset Sales
--------------------------------------------

           Heartland Partners, L.P. ("Heartland" or the "Company"), a Delaware limited partnership, was formed on October 6, 1988. Heartland's existence will continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement. Heartland was originally organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. Heartland is now engaged in selling its remaining real estate holdings, and is working to resolve its remaining liabilities. Most of the remaining liabilities are environmental in nature. The amount and timing of future cash distributions, if any, to the Company's Unitholders will depend on generation of cash from sales of real estate holdings and the resolution of liabilities and associated costs.

Ownership
---------

           CMC/Heartland Partners Holdings Corp., a Delaware corporation and sole general partner of Heartland (the "General Partner" or "Holdings"), is owned by the four current members of Holdings board of directors. CMC Heartland Partners, a Delaware general partnership ("CMC"), is an operating general partnership owned 99.99% by Heartland and 0.01% by Holdings.

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


                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


COMPANY              DEVELOPMENT LOCATION                    OWNERSHIP
-------              --------------------                    ---------

HDC                  Not Applicable                            100% (1)
CMCLP                Rosemount, Minnesota                      100% (2)
CMCI                 Chicago, Illinois                         100% (3)
CMCII                Chicago, Illinois                         100% (3)
CMCIII               Chicago, Illinois                         100% (3)
CMCIV                Fife, Washington                          100% (3)
CMCV                 St. Marys, Georgia                        100% (3)
CMCVI                Not Applicable                            100% (3)
CMCVII               Southern Pines, North Carolina            100% (3)
CMCVIII              Not Applicable                            100% (3)
LCC                  Not Applicable                            100% (4)
LCL                  Not Applicable                            100% (4)


_________________

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

Partnership Agreement and Cash Distributions
--------------------------------------------

           Heartland's partnership agreement, as amended, provides generally that Heartland's net income (loss) will be allocated 1% to the General Partner and 99% to the Class A limited partners (the "Unitholders"). The partnership agreement provides that certain items of deduction, loss, income and gain may be specially allocated to the Unitholders or the General Partner. The partnership agreement provides that if an allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account at a time when one or more partners would have a positive balance in their respective capital accounts, such net loss shall be allocated only among partners having positive balances in their respective capital accounts. Under the partnership agreement, if a partner's capital account is reduced to zero and there are additional losses allocable to that partner, those additional losses will have to be made up by subsequent gains allocable to that partner before gains will increase that partner's capital account. As of December 31, 2005, the Unitholders' capital account balance was $424,000, and the General Partner's capital account balance was $0.

           The General Partner has the discretion to cause Heartland to make distributions of Heartland's available cash in an amount equal to 99% to the Unitholders and 1% to the General Partner. Upon a dissolution of the partnership, liquidating distributions will be made pro rata to each partner in accordance with its positive capital account balance after certain adjustments set forth in the partnership agreement. There can be no assurance as to the amount or timing of any future cash distributions or whether the General Partner will cause Heartland to make a cash distribution in the future if cash is available. The General Partner in its discretion may establish a record date for distributions on the last day of any calendar month.

           On August 11, 2003, Heartland declared a cash distribution of $1.05 per unit. On September 15, 2003, it distributed approximately $2,231,000 in cash, which was allocated 98.5%, to the Unitholders of record as of August 29, 2003, 1% to the General Partner and 0.5% to the Class B Interest. On November 14, 2003, Heartland declared another cash distribution of $2.30 per unit. On December 9, 2003, Heartland distributed approximately $4,885,000 in cash, which was allocated 98.5% to the Unitholders of record as of November 28, 2003, 1% to the General Partner and 0.5% to the Class B Interest. No distributions were declared during the years ended December 31, 2005 or 2004.

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

Treatment of Certain Loans from HTI to Heartland
------------------------------------------------

           At December 31, 2004, HTI owed Heartland and CMC an aggregate of $9,734,000 of which $8,464,000 related to promissory notes issued in 2000 and 2001 (the "2000 Notes"). The notes were collateralized by a security interest in the Class B Interest (the "Collateral") and bore interest at 13% per annum. The Company also received as additional consideration for the 2000 Notes a Series C Warrant that entitled Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05 per share. The HTI shares have no value.

           PG Oldco, Inc., a creditor of HTI under notes in an aggregate principal amount of $2,200,000 ("PG Oldco Notes"), also had a security interest in the Collateral. On May 23, 2003, Heartland purchased from PG Oldco, Inc. the PG Oldco Notes for approximately $1,270,000. The purchase price of $1,270,000 for the PG Oldco Notes was recorded as an increase in "Due from Affiliate" on the Company's consolidated financial statements. On April 16, 2004, the Company purchased the claims that an unrelated third party maintained against HTI, the former general partner of Heartland, for $70,000, which was included in general and administrative expense for the year ended December 31, 2004. The claims included a $500,000 note (the "LZ debt claim") and a "put" claim of approximately $13 million (the "LZ put claim"). The Company purchased these claims because it believed the value was reasonable and to preserve an orderly liquidation of HTI given HTI's ownership of the limited liability companies which held the Company's Class B and General Partner interests.

           On June 15, 2005, HTI filed for liquidation under Chapter 11 of the federal bankruptcy laws. HTI and the Company had negotiated a proposed settlement of various disputes between HTI and the Company ("Settlement"). The Settlement was approved by a committee of independent members of HTII's Board of Managers and by the other major creditors of HTI, and, in August 2005 by the bankruptcy court. The transactions comprising the Settlement were closed on November 15, 2005. CMC paid HTI a total of $669,000 and released its claims (including the LZ put claim, the LZ debt claim, the PG Oldco Claim and the CMC loan) consisting of the following: $75,000 was paid for unpaid management fees; $125,000 was paid in the form of a Debtor in Possession loan ("DIP Loan") and the DIP Loan was forgiven in the Settlement and the amount is reflected in bad debt expense in the fourth quarter of 2005; and $469,000 was paid on November 15, 2005. In addition, HTI transferred the Class B Interest to Heartland, and the General Partner interests to Holdings, an entity controlled by CMC's Board of Managers.

           Heartland had recorded an allowance for doubtful accounts of approximately $7,334,000 and $7,234,000 on the 2000 Notes and PG Oldco Notes receivable balance of $9,734,000 at September 30, 2005 and December 31, 2004, respectively. Heartland began recording an allowance for doubtful accounts against the 2000 Notes and PG Oldco Notes because HTI indicated to Heartland that it did not have the means to repay the amounts owed under the 2000 Notes and PG Oldco Notes. A $5,000,000 allowance for doubtful accounts was recorded in the fourth quarter of 2003 following the sale of the Company's Fife, Washington property and the subsequent cash distribution of $2.30 per Unit in December 2003, which reduced the estimated amount of potential future distributions distributable to the Class B Interest. An additional $2,101,000 was recorded in the fourth quarter of 2004 based on the Company's continued operating losses, increased environmental expense and the proposed settlement with HTI. The remaining $2,500,000 along with the $125,000 DIP Loan was written off in 2005.

2.   Summary of Significant Accounting Policies

Cash and Cash Equivalents
-------------------------

           The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of the Company are held at one financial institution.

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

Accounts Receivable
-------------------

           The Company provides an allowance for doubtful accounts against the portion of accounts receivable that is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $354,000 as of December 31, 2005 and 2004.

Unearned Rents and Deferred Income
----------------------------------

           Unearned rents and deferred income are cash received from unrelated outside parties for the rental of certain parcels of land or land easements owned by the Company for periods of 20 to 25 years. The amounts received are recognized as revenue over each agreement's rental period on a straight line basis.

Fair Value of Financial Instruments
-----------------------------------

           The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The Company's debt was zero at December 31, 2005 and 2004. The amounts due from affiliate have been written down to reflect their fair value.

Revenue Recognition
-------------------

           Land sales are recognized when the following criteria are met: persuasive evidence of an agreement exists; risks of ownership have passed to the buyer; the Company's price to the buyer is fixed and determinable; and collectibility is reasonably assured.

           Residential sales were recognized at closing when title to the home passed to the buyer. The Company's homes were generally offered for sale in advance of their construction. Most of the Company's homes were sold pursuant to standard sales contracts entered into prior to commencement of construction. The Company's standard sales contracts generally required the customer to make an earnest money deposit. This deposit ranged from 5% to 10% of the purchase price for a buyer using conventional financing. As of December 31, 2004, the Company was no longer selling, building or closing homes in any residential communities.

Use of Estimates
----------------

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates used in the preparation of the financial statements include the value of the Class B Interest which represented the collateral of the HTI note receivable formerly owed to the Company and CMC, the collectibility of the Mr. Jacobson, former President and Chief Executive Officer of CMC, note and interest receivable, estimated bad debt expense, the recoverability of the total cost of properties and the estimates used in determining the Company's environmental and litigation liabilities. Actual results could differ from those estimates used in the preparation of these consolidated financial statements.

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

           Heartland's assets are carried at historical cost as adjusted for net realizable value when appropriate. At December 31, 2005, the book and tax basis of the properties are the same. At December 31, 2004, the tax basis of the properties and improvements for Federal income tax purposes was greater than their carrying value for financial reporting purposes.

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


Segment Reporting
-----------------

           The Company's management views the Company as a single segment.

Property
--------

           Properties are carried at their historical cost as adjusted for net realizable value. Expenditures which significantly improve the values or extend useful lives of the properties were capitalized. Predevelopment costs including real estate taxes that were directly identified with a specific development project were capitalized. Interest and related debt issuance costs were capitalized to qualifying real estate inventories as incurred, in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs", and charged to cost of sales as revenue from residential and land sales were recognized. Repairs and maintenance were charged to expense as incurred. Depreciation was provided for financial statement purposes over the estimated useful life of the respective assets ranging from seven (7) years for office equipment and fixtures to 40 years for building and improvements using the straight-line method.

           For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. An impairment loss on land held for sale of $57,000 was recognized during the year ended December 31, 2004. In the fourth quarter of 2003, an impairment loss of $250,000 was recognized as a component of cost of sales on Kinzie Station Phase II because the fair value of the property plus costs to sell was lower than the carrying value of the property. No event occurred during 2005 that resulted in an impairment loss being recognized.

Reclassification
----------------

           Certain 2004 and 2003 items have been reclassified to conform to the 2005 presentation.

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

4.   Notes Payable

           Effective February 11, 2004, CMC executed documents for a line of credit agreement in the amount of $2,000,000 with LaSalle National Bank ("LNB"). Heartland granted LNB a first lien on certain parcels of land in Chicago, Illinois which had a carrying value of $5,457,000. The Company was in default under certain of the loan covenants during 2004 because it did not meet the net income requirements of the loan covenants and received a waiver of this default in May 2004. The line of credit matured on December 1, 2004 and was not renewed. In 2003, the Company had lines of credit from LaSalle National Bank and BankOne at interest rates from 4% to 5.5% at 12/31/03.

           During the years ended December 31, 2004 and 2003, the Company incurred and paid interest and fees on loans in the amount of $33,000, and $361,000, respectively, of which $0, and $7,000 was capitalized, respectively.

           As of December 31, 2005, Heartland had no outstanding debt.

5.   Recognition and Measurement of Environmental Liabilities

           The Company evaluates environmental liabilities associated with its properties on a regular basis. An allowance is provided with regard to potential environmental liabilities, including remediation, legal and consulting fees, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of any liability is evaluated independently from any claim the Company may have for recovery. If the amount of

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

the liability cannot be reasonably estimated but management is able to determine that the amount of the liability is likely to fall within a range, and no amount within that range can be determined to be a better estimate than any other amount, then an allowance in the minimum amount of the range is established. If the Company were to use a different approach, the reserve could be materially higher. By reserving at the low end of possible results, it is likely that the actual costs of environmental claims will be higher than the recorded reserve, because it is unlikely that, as a whole, the claims will be less expensive to resolve than the low end of the range, and more likely that the claims will cost more than the best case amount. This was not, however, the case for the remediation of the Lite Yard. See discussion following. Also, the Company does not reserve any amounts for unknown claims. This means that as new claims arise, additional reserves will need to be added. Estimates can be affected by various uncertainties including future changes in technology, changes in regulations or requirements of local governmental authorities, third party claims, the scope and cost of work to be performed at each site, the portion of costs that may be shared and the timing of the remediation work. In the event the Company believes a third party was responsible for the contamination, it attempts to have that third party assume the responsibility for the costs of cleaning up the site. Sometimes there are funds available from state programs for clean up. These funds can be available for contamination resulting from railroad operations as well as those from third parties. The Company seeks these funds when they are available. Potential recoveries from third parties or government programs are not considered in the environmental reserve. At December 31, 2005 and 2004, Heartland's allowance for environmental claims and liabilities was approximately $2,128,000 and $4,228,000, respectively. Significant matters related to the Company's reserve for environmental claims are discussed below.

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

           The Company may be responsible for certain liabilities that arise from the historical operations of the Milwaukee Road railroad that have nothing to do with the ownership of property. The Company has been, for example, named as a "potentially responsible party" or had claims asserted by private parties in landfill-clean-up cases in which there is an allegation that the Milwaukee Road generated or transported materials to the landfill. Additional claims may arise in the future. In certain of these cases, the Company has asserted that such liabilities were discharged in the bankruptcy proceedings of the Milwaukee Road.

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


           The Montana Department of Environmental Quality ("DEQ") has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by the Milwaukee Road's reorganization trustee prior to the consummation of its reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Milwaukee Road bankruptcy proceeding. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with the DEQ in April 1997. While the DEQ has not formally changed its position, the DEQ has not elected to file suit.

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

Summary of certain sites

Lite Yard
---------

           CMC owned a 5 acre site in Minneapolis, Minnesota ("Lite Yard") that was impacted with arsenic and lead. On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. US Borax Inc. ("Borax"), which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. Under a Confidential Settlement Agreement and Release dated September 27, 2004, between the Company and Borax, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At December 31, 2005 and 2004, the Company's aggregate allowance for claims and liabilities for this site was $20,000 and $1,588,000, respectively. The allowance was reduced because remediation of the site has been substantially completed. At December 31, 2005, the Company has recorded a $12,000 receivable for the portion of these amounts due from Borax under the settlement agreement.

           The Lite Yard was sold in August 2005. The sale does not affect CMC's obligations under the Response Action Plan.

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

           The Company offered the USEPA $300,000 to settle the Company's obligations under the Order and Letter. The USEPA has not yet responded to the Company's offer. The Company believes, based on USEPA publications and a newspaper article, that the USEPA has provided $1,500,000 to $2,200,000 for past and future remediation activities in the residential neighborhood. This amount does not necessarily represent the entire cost of the cleanup being under taken by the USEPA. The entire cost could be higher or lower. The USEPA could seek substantial penalties against the Company in addition to remediation costs. The Company engaged an environmental engineering consultant to review information available regarding the possible scope and cost of USEPA activities. The consultant projected a range of possible costs of $3,083,000 to $3,946,000. However, this estimate was based on limited data available to the consultant. The Company has reserved $1,293,000 in connection with the Order and Letter. This reserve amount takes into consideration the estimated range of possible costs and the allocation of costs among potentially responsible parties ("PRPs") for the on-site remediation at the Lite Yard.

Miles City Yard
---------------

           By letter dated June 10, 2004, the Montana Department of Environmental Quality ("DEQ") demanded that the Company or Trinity Railcar Repair, Inc. ("Trinity") perform a remedial investigation of a railyard in Miles City, Montana. The yard was previously owned and operated by the Chicago, Milwaukee, St. Paul and Pacific Railroad (the "Milwaukee Road") and is now owned by Trinity. The Company has, for many years, been conducting a clean-up of a substantial diesel fuel release at this site. On September 7, 2004, Trinity

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors-in-interest and Trinity's alleged predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. The DEQ intervened in the litigation and filed a complaint asking, among other things, that both Trinity and CMC be held jointly and severally liable for remediation of the facility.

           On September 14, 2004, Trinity filed a motion for a preliminary injunction to prohibit the Company from liquidating or making distributions to its Unitholders. On January 10, 2005, the court held a hearing at which the Company's engineering witness testified that the maximum cost of investigation and remediation could be as much as $1,250,000. However, this estimate was not based on any direct investigation of conditions at the site. On March 24, 2005, the court ordered the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The court did not make a determination as to the requirement for any remediation, the costs of remediation or liability for any costs. The Company is considering an appeal of this order and has posted a letter of credit to comply with the terms of such order. At December 31, 2005, a letter of credit was secured with $1.1 million of the Company's restricted cash and a mortgage lien of $1.4 million on the Company's Kinzie Station Parcel B property. The Company, based on current review of the site, believes that the range of costs of investigation and remediation under the June 10, 2004 DEQ letter and completion of the ongoing diesel fuel remediation could be between $174,000 and $1,740,000. At December 31, 2005, the Company's aggregate allowance for claims and liabilities for this site (including costs of investigation, remediation and legal fees relating to the litigation) is $309,000.

Bozeman
-------

           In 2001, the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. The Company understands that the clean up cost of the north half of the site cost between $912,000 and $920,000. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. The City of Bozeman conducted studies indicating that no remediation is required for the south half of the site. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under the Montana Controlled Allocation of Liability Act ("CALA") with regard to the sold property. In the administrative proceeding, the DEQ will allocate environmental liability among potentially liable parties. The estimated range of costs for the neighboring property is $111,000 to $176,000. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liabilities for any clean-up of the south half of the property. The Company has reserved an aggregate of $126,000 for all claims and liabilities associated with this property and the neighboring property. This reserve amount reflects the ranges of costs for both on-site and off-site remediation and the Company's limited liability to the City of Bozeman under the terms of the sale of the property to the City of Bozeman.

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

           The DEQ has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by the Milwaukee Road's reorganization trustee prior to the consummation of its reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Milwaukee Road bankruptcy proceeding. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with the DEQ in April 1997. While the DEQ has not formally changed its position, the DEQ has not elected to file suit.

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

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

           The Canadian Pacific Railroad, formerly known as the Soo Line Railroad Company, has asserted that the Company is liable for, among other things, the remediation of releases of petroleum or other regulated materials at six different sites located in Iowa, Minnesota and Wisconsin that Canadian Pacific acquired from the Company. The Company has denied liability based on the underlying sale agreement. The environmental claims are all currently being handled by Canadian Pacific, and the Company understands that Canadian Pacific has paid settlements on certain of these claims. Because Canadian Pacific has been handling these matters exclusively, the Company has made no determination as to the merits of the claims and is unable to determine their materiality. Therefore, there is no accrual recorded in the financial statements for these sites.

           In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. At December 31, 2005, Heartland's allowance for claims and liabilities for this site is $191,000. By letter dated April 6, 2005, the lead PRP at this site offered to settle the Company's future obligations for approximately $266,000. Additionally, the lead PRP at this site previously made a demand for monitoring costs of $53,000 incurred through March of 2004. The Company has not paid any amounts to the PRP in respect of monitoring costs for this site to date.

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

6.   Real Estate Sale Activities

Property sales were $5,513,000 for year ended December 31, 2005. Sales for 2005 included Kinzie Station Phase II for $4,200,000; Lite Yard, Minneapolis, MN for $490,000; and the $650,000 sale of land in Glendale, WI. The Company also closed the sale of its 4,000 square foot office property in Chicago, IL, but this is treated under sale of assets rather property sales.

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

Property sales in 2003 totaled $32,680,000, including 170 acres in Fife Washington for $13,250,000, 3 acres of land in Kinzie Station North for $9,850,000, 142 acres in the Menomonee Valley in Milwaukee, Wisconsin for $3,550,000, 11 acres of land at Plankinton Yard, located near Milwaukee, Wisconsin for $819,000, and 7 units in Longleaf for $1,811,000.

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


At December 31, 2005, the Company had approximately 3 acres of remaining property at Kinzie Station in Chicago, Illinois, along with associated air rights, and approximately 131 acres of land and easements scattered over 9 states. On July 30, 2003, the Company conveyed 142 acres of property in Milwaukee, Wisconsin to the Redevelopment Authority of the City of Milwaukee ("RACM") in consideration of $3.55 million in lieu of condemnation. The Company reserved the right to appeal the fair market value of the property and filed that appeal on April 6, 2004, in Milwaukee County, Wisconsin Circuit court. In January of 2006, the appeal was settled with RACM agreeing to make an additional payment of $3.25 million. This amount is not included in property sales or accounts receivable for 2005.

The Company has the right to sell easements for fiber optic lines along or across 83 miles of rail right of way running from downtown Chicago west to Elgin and Northwest to Fox Lake, Illinois. The Company receives two thirds of the proceeds of any sale. The owner of the right of way receives the other third.

7.   Related Party Transactions

Consulting Arrangement
----------------------

In 2005, the Company entered into a separation and consulting agreement with Mr. Brandstatter. Under the agreement, Mr. Brandstatter will receive an annual consulting fee of $100,000 for ongoing consulting services during 2005 and can receive $15,000 for assistance with any transition to a trustee for dissolution or liquidation. Additionally, Mr. Brandstatter was paid a $45,000 bonus during the first quarter of 2005, which was accrued at December 31, 2004, based upon the achievement of certain criteria established by the General Partner. Mr. Brandstatter is a director of the General Partner.

Management Agreement
--------------------

Heartland had a management agreement with HTI. Heartland was required to pay HTI an annual management fee in the amount of $413,000 for the years ended December 31, 2004 and, 2003. The management agreement terminated on June 27, 2005. Management fee expense for 2005 was $197,000.

HTI Settlement and Notes Receivable From HTI
--------------------------------------------

           See "Note 1 - Treatment of Certain Loans from HTI to Heartland."

HTI Warrant
-----------

On December 29, 2000, HTI granted the Company a Series C Warrant that entitled Heartland to purchase 320,000 shares of HTI common stock at an exercise price of $1.05. The warrant was exercisable on or before February 16, 2006. HTI is currently in the process of being liquidated and the warrant is deemed to have no value.

Lease of Kinzie Station Homes from Officers
-------------------------------------------

On March 31, 2001, the two Kinzie Station Phase I model homes (a one bedroom unit and a two bedroom unit) and furniture were purchased by Richard Brandstatter and Susan Tjarksen Roussos, who at the time were officers of the Company, at fair market value. Heartland leased these model homes back from the officers starting April 1, 2001 and ending April 1, 2004. The monthly rent on the one bedroom model was $2,350 and on the two bedroom model was $4,200. The leases contained standard insurance and maintenance clauses as customary in these types of leases. These leases expired on April 1, 2004.

Other
-----

A senior partner of a law firm who provides services to the Company owns approximately 7.5% of the stock of HTI. Lawrence S. Adelson, C.E.O. of the Company, also owned 119,500 shares of HTI. Furthermore, Lawrence S. Adelson, C.E.O. of the Company, and Richard P. Brandstatter, former President of the Company, were employees and directors of HTI.

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

8.   Legal Proceedings and Contingencies

All operating leases expired during the year ended December 31, 2004. Heartland leases about 500 square feet of office space under a month-to-month lease. Rent is $2,200 per month.

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $25,000, $12,000 and $113,000 respectively.

At December 31, 2005 and 2004, Heartland's allowance for claims and liabilities was approximately $2,128,000 and $4,228,000, respectively. During the years ended December 31, 2005, 2004 and 2003, ($311,000), $863,000 and $1,649,000,
respectively, were recorded as environmental recoveries or expenses and other charges in respect to environmental matters. The environmental recoveries and expenses reflect adjustments to reserves and recoveries as described in more detail below. Significant legal matters are described below.

Krachtt Litigation
------------------

The surviving spouse of an employee of a contractor demolishing buildings on what was then Company owned property filed suit against the Company, the contractor and the contractor's insurer in Milwaukee County, Wisconsin Circuit Court alleging wrongful death of the employee and other damages. The Company was dismissed from the litigation on August 8, 2005.

Maples
------

           Under the terms of a lot agreement with the Longleaf Associates Limited Partnership ("LALP"), a Company subsidiary was required to make certain payments to Maples, the owner and operator of the golf course and club house located at the Longleaf Country Club in Southern Pines, North Carolina. Maples joined a Company subsidiary as a defendant in a lawsuit Maples filed against LALP in the North Carolina General Court of Justice Superior Court Division of Moore County for breach of contract. The suit against the Company subsidiary was dismissed on February 15, 2005.

Edwin Jacobson Lawsuit
----------------------

           On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or managers of the General Partner in Circuit Court, Cook County, Illinois. One of the lawsuits alleges CMC breached the terms of his employment contract and that the officers and/or board members wrongfully interfered with his contract. Jacobson is seeking compensatory and punitive damages ($1,000,000 in salary and $11,000,000 in incentive compensation). Jacobson asked the court to enforce his contract and enjoin the Company from selling property or making distributions to the Unitholders until the Company has appraised its properties and paid him according to the terms of his employment contract. Jacobson's second lawsuit was for defamation. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. On May 29, 2003, the court dismissed, with prejudice, the defamation lawsuit against the Company, CMC and certain officers and/or managers of the General Partner. At the same time, the court dismissed, with prejudice, Jacobson's motion to enjoin the Company from selling its real estate properties. Jacobson also filed a motion for summary judgment on his contract claims which the court denied. Jacobson filed a motion for reconsideration, which was denied on April 8, 2005. CMC has filed a counterclaim alleging breach of fiduciary duty and a motion to dismiss the claim for tortious interference with a contract. Jacobson filed a motion for summary judgment on CMC's counterclaim alleging breach of fiduciary duty, which was denied on April 8, 2005.

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

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


           CMC is vigorously defending itself against Jacobson's lawsuit and, in the opinion of management, has valid defenses against the remaining lawsuit relating to the Company's alleged breach of Jacobson's employment contract. At this time, the probability that a liability will be incurred and the amount of any potential liability cannot be determined. However, this litigation may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders. The parties have agreed to voluntary, non-binding mediation. If mediation is unsuccessful, this matter is expected to go to trial in the second half of 2006.

RACM
----

           On July 30, 2003, the Company conveyed 142 acres of property in Milwaukee, Wisconsin to the Redevelopment Authority of the City of Milwaukee ("RACM") in consideration of $3.55 million in lieu of condemnation. The Company reserved the right to appeal the fair market value of the property and filed that appeal on April 6, 2004, in Milwaukee County, Wisconsin Circuit court. In January 2006, the appeal was settled with RACM making an additional payment of $3.25 million on March 2, 2006. The RACM settlement will be reflected in the Company's first quarter 2006 financial statements.

Lite Yard
---------

           CMC owned a 5 acre site in Minneapolis, Minnesota ("Lite Yard") that was impacted with arsenic and lead. On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. US Borax Inc. ("Borax"), which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. Under a Confidential Settlement Agreement and Release dated September 27, 2004, between the Company and Borax, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At December 31, 2005 and 2004, the Company's aggregate allowance for claims and liabilities for this site was $20,000 and $1,588,000, respectively. The allowance was reduced because remediation of the site has been substantially completed. At December 31, 2005, the Company has recorded a $12,000 receivable for the portion of these amounts due from Borax under the settlement agreement.

           The Lite Yard was sold in August 2005. The sale does not affect CMC's obligations under the Response Action Plan.

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

           The Company offered the USEPA $300,000 to settle the Company's obligations under the Order and Letter. The USEPA has not yet responded to the Company's offer. The Company believes, based on USEPA publications and a newspaper article, that the USEPA has provided $1,500,000 to $2,200,000 for past and future remediation activities in the residential neighborhood. This amount does not necessarily represent the entire cost of the cleanup being under taken by the USEPA. The entire cost could be higher or lower. The USEPA could seek substantial penalties against the Company in addition to remediation costs. The Company engaged an environmental engineering consultant to review information available regarding the possible scope and cost of USEPA activities. The consultant projected a range of possible costs of $3,083,000 to $3,946,000. However, this estimate was based on limited data available to the consultant. The Company has reserved $1,293,000 in connection with the Order and Letter. This reserve amount takes into consideration the estimated range of possible costs and the allocation of costs among potentially responsible parties ("PRPs") for the on-site remediation at the Lite Yard.

Exponent
--------

           A former consultant for the Company at the Lite Yard, Exponent, Inc., filed suit against the Company in Minnesota state court on January 27, 2005. The complaint alleged that the Company owes Exponent $361,000 in unpaid consultant fees. The suit was settled on August 3, 2005. CMC paid $140,000 in connection with the settlement.

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

Miles City Yard
---------------

           By letter dated June 10, 2004, the Montana Department of Environmental Quality ("DEQ") demanded that the Company or Trinity Railcar Repair, Inc. ("Trinity") perform a remedial investigation of a railyard in Miles City, Montana. The yard was previously owned and operated by the Chicago, Milwaukee, St. Paul and Pacific Railroad (the "Milwaukee Road") and is now owned by Trinity. The Company has, for many years, been conducting a clean-up of a substantial diesel fuel release at this site. On September 7, 2004, Trinity filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors-in-interest and Trinity's alleged predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. The DEQ intervened in the litigation and filed a complaint asking, among other things, that both Trinity and CMC be held jointly and severally liable for remediation of the facility.

           On September 14, 2004, Trinity filed a motion for a preliminary injunction to prohibit the Company from liquidating or making distributions to its Unitholders. On January 10, 2005, the court held a hearing at which the Company's engineering witness testified that the maximum cost of investigation and remediation could be as much as $1,250,000. However, this estimate was not based on any direct investigation of conditions at the site. On March 24, 2005, the court ordered the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The court did not make a determination as to the requirement for any remediation, the costs of remediation or liability for any costs. The Company is considering an appeal of this order and has posted a letter of credit to comply with the terms of such order. At December 31, 2005, a letter of credit was secured with $1.1 million of the Company's restricted cash and a mortgage lien of $1.4 million on the Company's Kinzie Station Parcel B property. The Company, based on current review of the site, believes that the range of costs of investigation and remediation under the June 10, 2004 DEQ letter and completion of the ongoing diesel fuel remediation could be between $174,000 and $1,740,000. At December 31, 2005, the Company's aggregate allowance for claims and liabilities for this site (including costs of investigation, remediation and legal fees relating to the litigation) is $309,000.

Bozeman
-------

           In 2001, the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. The Company understands that the clean up cost of the north half of the site cost between $912,000 and $920,000. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. The City of Bozeman conducted studies indicating that no remediation is required for the south half of the site. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under the Montana Controlled Allocation of Liability Act ("CALA") with regard to the sold property. In the administrative proceeding, the DEQ will allocate environmental liability among potentially liable parties. The estimated range of costs for the neighboring property is $111,000 to $176,000. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liabilities for any clean-up of the south half of the property. The Company has reserved an aggregate of $126,000 for all claims and liabilities associated with this property and the neighboring property. This reserve amount reflects the ranges of costs for both on-site and off-site remediation and the Company's limited liability to the City of Bozeman under the terms of the sale of the property to the City of Bozeman.

Other
-----

           Under environmental laws, liability for hazardous substance contamination is imposed on the current owners and operators of the contaminated site, as well as the owner or the operator of the site at the time the hazardous substance was disposed or otherwise released. In most cases, this liability is

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

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

           The DEQ has asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by the Milwaukee Road's reorganization trustee prior to the consummation of its reorganization. The Company has denied liability at certain of these sites based on the reorganization bar of the Milwaukee Road bankruptcy proceeding. The Company's potential liability for the investigation and remediation of these sites was discussed in detail at a meeting with the DEQ in April 1997. While the DEQ has not formally changed its position, the DEQ has not elected to file suit.

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

           The Canadian Pacific Railroad, formerly known as the Soo Line Railroad Company, has asserted that the Company is liable for, among other things, the remediation of releases of petroleum or other regulated materials at six different sites located in Iowa, Minnesota and Wisconsin that Canadian Pacific acquired from the Company. The Company has denied liability based on the underlying sale agreement. The environmental claims are all currently being handled by Canadian Pacific, and the Company understands that Canadian Pacific has paid settlements on certain of these claims. Because Canadian Pacific has been handling these matters exclusively, the Company has made no determination as to the merits of the claims and is unable to determine their materiality. Therefore, there is no accrual recorded in the financial statements for these sites.

           In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. At December 31, 2005, Heartland's allowance for claims and liabilities for this site is $191,000. By letter dated April 6, 2005, the lead PRP at this site offered to settle the Company's future obligations for approximately $266,000. Additionally, the lead PRP at this site previously made a demand for monitoring costs of $53,000 incurred through March of 2004. The Company has not paid any amounts to the PRP in respect of monitoring costs for this site to date.

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

9.   Compensation and Benefits

Effective March 1, 2002, an employment agreement with Lawrence S. Adelson, Chief Executive Officer of CMC, was approved by the HTII Board of Managers. The term of the employment agreement (as amended) is from March 1, 2002 to October 31, 2006 and his salary is $200,000 per year. His incentive compensation is the economic (but not tax) equivalent of ownership of 100,000 (non-voting) Heartland Class A Partnership Units and is payable at the time of any distributions to the Unitholders. The Phantom Units awarded under the incentive compensation plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No compensation expense has been recognized in the consolidated statements of operations for the years ended December 31, 2005 and 2004. Compensation expense of $335,000 was recognized in the consolidated statements of operations, of which $59,000 had been paid by year end, for the year ending December 31, 2003. The outstanding balance owed of $276,000 was paid on January 5, 2004.

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


           Effective January 1, 2000, the Company approved the CMC Heartland Partners Incentive Plan ("CMC Plan") and the Sales Incentive Plan ("Sales Plan") to provide incentives to attract, retain or motivate highly competent employees of the Company. The aggregate benefits payable under the CMC Plan were computed by multiplying 3% for the year 2001, 2% for the year 2002 and 1% for the year 2003 by the net proceeds from the sale of certain land parcels during those years. Effective December 31, 2001, the CMC Plan was amended to vest benefits earned under the CMC Plan as of December 31, 2001 and provides that earned benefits shall be paid at the time of a cash distribution to the Unitholders. The CMC Plan was then terminated effective December 31, 2001. The aggregate benefits payable under the Sales Plan were computed by multiplying 3% for the year 2001 by the net proceeds from the sale of certain real estate during that year. During the year ended December 31, 2003, $973,000 had been recorded as compensation expense under the plans of which $481,000 had been paid to the officers by the Company in 2003. The outstanding balance owed of $492,000 was paid on January 5, 2004.

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. Effective December 22, 2004, the 2002 CMC Plan was amended to extend to the later of December 31, 2006, or the conclusion of litigation brought by the Company against the Redevelopment Authority of the City of Milwaukee ("RACM") for recovery of the fair value of 142 acres of property previously conveyed to RACM. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2006. One current and two former officers of the Company are eligible for benefits under the 2002 CMC Plan. During the years ended December 31, 2005, 2004, and 2003, compensation expense under the 2002 CMC Plan was $109,000, $77,000 and $542,000, respectively. Also, the 2002 CMC Plan granted three officers the economic (but not tax) equivalent of ownership of 10,000 (non-voting) Heartland Class A Partnership Units payable at the time of any distributions to the Unitholders. These "phantom" Units are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Compensation expense is recognized when the amount of the underlying distribution is probable and estimable. Compensation expense related to these "phantom" Units of $100,500 was recognized in the consolidated statement of operations, of which $19,500 had been paid, for the year ending December 31, 2003. The outstanding balance owed of $81,000 was paid on January 5, 2004. No expense related to the phantom Units was recognized in 2005.

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

10.  Liquidation of Heartland Partners, L.P.

           The Company's management expects to sell to unrelated third parties the remainder of its saleable properties with a view towards dissolving the partnership. The Company has engaged a consultant and a law firm to advise it on procedures for dissolution and expects to begin the process in the second quarter of 2006. The Company may soon be required to use a liquidation basis of accounting in light of the foregoing. As part of any dissolution and liquidation, the Company will need to make reasonable provisions to pay all claims and obligations, which include contingent and conditional claims as well as unknown claims that may arise after dissolution. The consequence is that Unitholders may not receive any distributions, or if they do, the distributions may be lower than the true value of the Units. Because the amount of reserve required is uncertain, the Company may reserve a higher amount than necessary. The Company does not plan to distribute cash to Unitholders before entering dissolution. Its ability to make cash distributions during dissolution will depend on resolution of claims and liabilities. Alternatively, the Company may determine to dissolve and liquidate in the context of a bankruptcy proceeding if the Company believes that such a proceeding would likely serve to maximize value for the Company's Unitholders by providing greater certainty with respect to the satisfaction of, or provision for, the Company's known and contingent liabilities. However, even in the context of a bankruptcy proceeding, the

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

Company will still face uncertainty, especially with respect to the environmental claims. Additionally, under any liquidation scenario, the Unitholders will not have control over the divestiture of the Company's remaining assets or the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that under any liquidation scenario the Unitholders will receive any liquidating distributions of cash or other property, or if they do, that the distributions will reflect the true value of the Units.

           The Company is working to resolve its remaining liabilities which primarily consist of environmental matters and Edwin Jacobson's claim against the Company. Significant estimates are used in the preparation of financial statements to value the Company's environmental liabilities. The amount and timing of future cash distributions, if any, to the Company's Unitholders will depend on generation of cash from sales of real estate holdings and the resolution of liabilities and associated costs. The Company has experienced recurring operating losses for the years ended December 31, 2005, 2004, 2003 and 2002 and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of the remaining assets of the Company will be sufficient to fund Heartland's anticipated operations and meet existing and future liabilities. These losses, and the uncertainty surrounding such environmental liabilities and other claims, particularly the Edwin Jacobson lawsuit, create uncertainties about the Company's ability to meet existing and future liabilities as they become due. The Company has taken certain steps, including the reduction of fixed overhead and conservation of cash, in light of these uncertainties. The Company may be required to seek additional capital in the form of bank financing, however, there is no assurance that such bank financing will be available or, if available, will be on terms favorable to the Company.

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

11.  Recently Issued Accounting Standards Not Yet Adopted

           In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 primarily requires retrospective application to prior periods' financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2006.

12.  Subsequent Events

           In January 2006, the Company and RACM agreed to settle the Company's appeal in the RACM litigation for an additional payment to the Company of $3.25 million. The amount will be recorded as revenue for the first quarter of 2006. Payment was received on March 2, 2006.

                    Heartland Partners, L.P. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


13.  Quarterly Financial Data (Unaudited)


                                                                        (dollars in thousands)
        FOR THE THREE MONTHS ENDED                 March 31,        June 30,       September 30,     December 31,
                                                      2005            2005            2005               2005
                                                 -------------    ------------    --------------   ----------------
Property sales                                   $      4,203     $       170     $         490    $           650
Gross profit on property sales                            337             164                 4                329
Operating income (loss)                                (1,090)            222              (683)            (3,680)
Other income net                                            3             392                46                 78
Net income (loss)                                $     (1,087)    $       614     $        (637)   $        (3,602)
                                                 -------------    ------------    --------------   ----------------
Net loss allocated to Class A Units              $         --     $        --     $          --    $          (141)


                                                 -------------    ------------    --------------   ----------------
Net loss per Class A Unit                        $         --     $        --     $          --    $         (0.07)
                                                 -------------    ------------    --------------   ----------------


                                                                        (dollars in thousands)
        FOR THE THREE MONTHS ENDED                March 31,        June 30,        September 30,      December 31,
                                                     2004            2004               2004              2004
                                                 -------------    ------------    --------------    ---------------
Property sales                                   $      3,115     $       749     $         128     $           43
Gross profit (loss) on property sales                   2,371             336               (35)                42
Operating income (loss)                                   630          (1,296)            1,096             (4,954)
Other income (loss), net                                  307             (61)             (125)                48
Net income (loss)                                $        937     $    (1,357)    $         971     $       (4,906)
                                                 -------------    ------------    --------------    ---------------
Net income (loss) allocated to Class A           $        880     $      (880)    $         520     $         (520)
Units


                                                 -------------    ------------    --------------    ---------------
Net income (loss) per Class A Unit               $       0.42     $     (0.42)    $        0.25     $        (0.25)
                                                 -------------    ------------    --------------    ---------------

                                                                                                       SCHEDULE II

                                                       HEARTLAND PARTNERS, L.P.
                                                   VALUATION AND QUALIFYING ACCOUNTS
                                         For The Years Ended December 31, 2005, 2004 and 2003
                                                        (dollars in thousands)

                    Description                                          Additions
                    -----------                       Balance at         charged to                       Balance
                                                      beginning          costs and                        at end
        Allowance for Claims and Liabilities           of year            expenses     Deductions         of year
                                                       -------            --------     ----------         -------
Year ended December 31, 2005:                         $   4,228          $    (311)    $  (1,789)        $   2,128
                                                      =========          ==========    ==========        ==========

Year ended December 31, 2004:                         $   3,970          $     863     $    (605)        $   4,228
                                                      =========          ==========    ==========        ==========

Year ended December 31, 2003:                         $   4,050          $   1,649     $  (1,729)        $   3,970
                                                      =========          ==========    ==========        ==========

                    Description
                    -----------                                          Additions
                                                      Balance at         charged to                       Balance
          Allowance for Doubtful Accounts             beginning          costs and                        at end
                Accounts Receivable                    of year            expenses     Deductions         of year
                                                       -------            --------     ----------         -------

Year ended December 31, 2005:                         $     354          $      --     $      --         $     354
                                                      =========          ==========    ==========        ==========

Year ended December 31, 2004:                         $     316          $      38     $      --         $     354
                                                      =========          ==========    ==========        ==========

Year ended December 31, 2003:                         $     316          $      --     $      --         $     316
                                                      =========          ==========    ==========        ==========


                     Description
                     ------------                                        Additions
                                                       Balance at        charged to                        Balance
           Allowance for Doubtful Accounts             beginning         costs and                          at end
                 Due from Affiliate                     of year           expenses      Deductions          of year

Year ended December 31, 2005:                         $   7,234          $   2,625     $  (9,859)        $      --
                                                      =========          ==========    ==========        ==========

Year ended December 31, 2004:                         $   5,133          $   2,101     $      --         $    7,234
                                                      =========          ==========    ==========        ==========

Year ended December 31, 2003:                         $     133          $   5,000     $      --         $    5,133
                                                      =========          ==========    ==========        ==========

                                                                                                     SCHEDULE III

                                                       HEARTLAND PARTNERS, L.P.
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           December 31, 2005
                                                        (dollars in thousands)

  Description
     Land,                                           Cost Capitalized                         Gross Amount at
 Buildings and                                         Subsequent to                          Which Carried at
 Improvements       Initial Cost to Heartland           Acquisition                          Close of Period (1)
 ------------       -------------------------     ----------------------------   ------------------------------------------
                                Buildings                                                           Building,
                                   and                                                             Improvement
                                 Improve-          Improve-          Carrying                     and Carrying
                      Land        ments            ments(2)          Costs (3)        Land            Costs         Total
                      ----        -----            --------          ---------        ----            -----         -----
Chicago, IL      $      237    $     --           $      50         $      96       $    237        $     146     $   383
                 -----------   ---------          ----------        ----------      ---------       ----------    --------
TOTAL            $      237    $     --           $      50         $      96       $    237        $     146     $   383
                 ===========   =========          ==========        ==========      =========       ==========    ========

(1) See Attachment A to Schedule III for reconciliation of beginning of period total to total at end of period.

(2) Improvements include all costs which increase the net realizable value of the property except carrying costs.

(3) Carrying costs consists primarily of legal fees, real estate taxes and interest.

                            HEARTLAND PARTNERS, L.P.
                          ATTACHMENT A TO SCHEDULE III

                    RECONCILIATION OF COST OF REAL ESTATE AT
                   BEGINNING OF YEAR WITH TOTAL AT END OF YEAR
                                December 31, 2005
                             (dollars in thousands)

                                                                    2005
                                                               -------------

Balance at January 1                                           $        524
                                                               -------------

Additions during year:  Other acquisitions                               --
                                                               -------------

     Total additions                                                     --
                                                               -------------

Deductions during year:
     Sale of asset                                                     (141)

                                                               -------------
     Total deductions                                                  (141)
                                                               -------------

Balance at December 31                                         $        383
                                                               =============



             RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION
                 AT BEGINNING OF YEAR WITH TOTAL AT END OF YEAR
                                  December 2005
                             (dollars in thousands)

                                                                    2005
                                                               -------------

Balance at January 1                                           $         20
                                                               -------------

Additions during year:  Charged to expense                                2
                                                               -------------

     Total additions                                                      2
                                                               -------------

Deductions during year:
     Write off of accumulated depreciation
         in connection with sale of asset                               (22)


     Total deductions                                                   (22)
                                                               -------------

Balance at December 31                                         $          0
                                                               =============

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

10.70 2004 Amendment to the CMC Heartland Partner 2002 Incentive Plan, incorporated by reference to Exhibit 10.70 to Heartland's Annual Report on Form 10-K for the Year Ending December 31, 2004.

10.71 Separation, Release and Consulting Agreement between CMC Heartland Partners and Richard P. Brandstatter, incorporated by reference to
          Exhibit 10.71 to Heartland's Annual Report on Form 10-K for the Year Ending December 31, 2004.

10.72 Amendment No. 1 to Employment Agreement, dated January 26, 2006, between CMC Heartland Partners and Lawrence S. Adelson, incorporated by reference to Exhibit 10.1 to Heartland's Current Report on Form 8-K dated January 26, 2006.

10.73 Amendment Number 2 to the Amended and Restated Agreement of Limited Partnership of Heartland Partners, L.P., dated March 7, 2006, by CMC/Heartland Partners Holdings, Inc., the General Partner, incorporated by reference to Exhibit 10.1 to Heartland's Current Report on Form 8-K dated March 13, 2006.

10.74 Severance Agreement, dated March 31, 2006, between CMC Heartland Partners and Charles Harrison.

14 Heartland Partners, L.P. Code of Ethics adopted March 29, 2004, incorporated by reference to Exhibit 14 to Heartland's Annual Report on Form 10-K for the year ending December 31, 2003.

16.1 Letter from PricewaterhouseCoopers LLP, dated September 12, 2005, incorporated by reference to Exhibit 16.1 to Heartland's Current Report on Form 8-K dated September 6, 2005.

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