Form 10-Q
period 2006-03-31
HEARTLAND PARTNERS L P
filed 2006-08-28
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the quarterly period ended         March 31, 2006
                                                --------------------------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to ______________________

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

                          Yes               No    X
                              ------           ------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[_] Large accelerated filer    [_] Accelerated filer   [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            [_] Yes         [X] No
                            ----------------------

                            HEARTLAND PARTNERS, L.P.
                                 MARCH 31, 2006



                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION...........................................3

      ITEM 1.        FINANCIAL STATEMENTS......................................3

               CONSOLIDATED BALANCE SHEETS.....................................3

               CONSOLIDATED STATEMENTS OF OPERATIONS...........................4

               CONSOLIDATED STATEMENTS OF CASH FLOWS...........................5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................6

      ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS......................18

      ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                     RISK.....................................................29

      ITEM 4.        CONTROLS AND PROCEDURES..................................29

PART II.       OTHER INFORMATION..............................................30

      ITEM 1.        LEGAL PROCEEDINGS........................................30

      ITEM 1A.       RISK FACTORS.............................................30

      ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND
                     USE OF PROCEEDS..........................................30

      ITEM 3.        DEFAULTS UPON SENIOR SECURITIES..........................30

      ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......30

      ITEM 5         OTHER INFORMATION........................................30

      ITEM 6.        EXHIBITS.................................................31

               SIGNATURES.....................................................32

               EXHIBIT INDEX..................................................33

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                              (dollars in thousands)

                                                    March 31, December 31,
                                                      2006        2005
                                                   (unaudited)
                                                    ---------   ---------
Assets:
Cash and cash equivalents                           $   5,500   $   1,160
Restricted cash                                         1,093       1,093
Accounts receivable (net of allowance of $354
  at March 31, 2006 and  December 31, 2005)                16          33
Prepaid and other assets                                   90         137
                                                    ---------   ---------
       Total                                            6,699       2,423
                                                    ---------   ---------

Land                                                       59         383
Land held for sale                                        947       1,569

                                                    ---------   ---------
       Net properties                                   1,006       1,952
                                                    ---------   ---------

Total assets                                        $   7,705   $   4,375
                                                    =========   =========

Liabilities:
Accounts payable and accrued expenses               $     547   $   1,011
Allowance for claims and liabilities                    2,172       2,128
Unearned rents and deferred income                        793         812
                                                    ---------   ---------
       Total liabilities                                3,512       3,951
                                                    ---------   ---------

Partners' capital:
General Partner                                            18        --
Class A Limited Partners - 2,142 units
  authorized and issued and  2,092 outstanding at
  March 31, 2006 and December 31, 2005                  4,175         424
                                                    ---------   ---------
       Total partners' capital                          4,193         424
                                                    ---------   ---------
Total liabilities and partners' capital             $   7,705   $   4,375
                                                    =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                             HEARTLAND PARTNERS, L. P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (dollars in thousands except per Unit data)
                                   (Unaudited)

                                                           For the Three Months
                                                              Ended March 31,
                                                          ----------------------
                                                            2006          2005
                                                          ----------------------
INCOME:
Property sales                                            $ 2,850       $ 4,203
Settlement of condemnation                                  3,250          --
                                                          -------       -------
Total income                                                6,100         4,203
Less: Cost of property sales                                1,121         3,952
                                                          -------       -------

GROSS PROFIT                                                4,979           251
                                                          -------       -------

OPERATING EXPENSES:
Selling expenses                                              260           287
General and administrative expenses                           770           617
Bad debt expense                                             --             100
Real estate taxes                                              12            42
Depreciation                                                 --               1
Environmental expenses and other charges                      207           300
                                                          -------       -------

TOTAL OPERATING EXPENSES                                    1,249         1,347
                                                          -------       -------

OPERATING INCOME (LOSS)                                     3,730        (1,096)

OTHER INCOME AND (EXPENSES):
Interest income                                                 4             6
Rental income                                                  37            49
Other (expense) income                                         (2)           57
Management fee to General Partner                            --            (103)
                                                          -------       -------

TOTAL OTHER INCOME                                             39             9
                                                          -------       -------

NET INCOME (LOSS)                                         $ 3,769       $(1,087)
                                                          =======       =======

Net income allocated to General Partner                   $    38       $  --
                                                          =======       =======
Net loss allocated to
  Class B Limited Partner                                 $  --         $(1,087)
                                                          =======       =======
Net income allocated to
  Class A Limited Partners                                $ 3,731       $  --
                                                          =======       =======
Net income  per Class A
  Limited Partnership Unit                                $  1.78       $  --
                                                          =======       =======
Weighted average number of Class A Limited
  Partnership Units outstanding                             2,092         2,092
                                                          =======       =======

        The accompanying notes are an integral part of these consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                            For the Three Months
                                                               Ended March 31,
                                                             -------------------
                                                               2006       2005
                                                             -------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                            $ 3,769    $(1,087)
Adjustments reconciling net income (loss) to net cash
  provided by operating activities:
Depreciation                                                    --            1
Bad debt expense                                                --          100
Net change in assets and liabilities:
   Decrease in accounts receivable                                17        267
   Change in allowance for claims and liabilities                 44       (563)
   Decrease in land held for sale                                946      3,569
    (Decrease) increase in accounts payable and accrued
    liabilities                                                 (464)       606
   Net change in other assets and liabilities                     28         53
                                                             -------    -------

Net cash provided by operating activities                      4,340      2,946
                                                             -------    -------

Net increase in cash                                           4,340      2,946

Cash and cash equivalents at beginning of period               1,160      1,450
                                                             -------    -------

Cash and cash equivalents at end of period                   $ 5,500    $ 4,396
                                                             =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            Heartland Partners, L.P.
               Notes to Consolidated Financial Statements for the
                        Three Months Ended March 31, 2006
                                   (Unaudited)

These unaudited consolidated financial statements of Heartland Partners, L.P., a Delaware limited partnership, and its subsidiaries (collectively, "Heartland" or the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K (the "2005 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the notes included in the 2005 Form 10-K and present interim disclosures as required by the SEC. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

1.       Organization

Organization and Purpose

Heartland was formed on October 6, 1988. Its partnership agreement provided Heartland's existence would continue until December 31, 2065, unless extended or dissolved pursuant to the provisions of Heartland's partnership agreement. Heartland was originally organized to engage in the ownership, purchasing, development, leasing, marketing, construction and sale of real estate properties. On April 28, 2006, Heartland filed a petition to liquidate under Chapter 11 of the federal bankruptcy laws.

Heartland is now attempting to dispose of its remaining real estate holdings. The Company is additionally undertaking to resolve and pay or make provisions for its remaining liabilities, most of which are actual or contingent environmental liabilities. Heartland is also a party to litigation involving its former chief executive officer. The amount and timing of future cash distributions will depend on generation of cash from sales and claims, resolution of liabilities and associated costs.

As of March 31, 2006, CMC/Heartland Partners Holdings Corp., a Delaware corporation and sole general partner of Heartland (the "General Partner" or "Holdings"), was owned by Lawrence Adelson, Chief Executive Officer of CMC Heartland Partners, Richard Brandstatter, the Company's former President, George Lightbourn and Thomas F. Power, Jr.. CMC Heartland Partners, a Delaware general partnership ("CMC"), is an operating general partnership owned 99.99% by Heartland and 0.01% by Holdings. Until November 14, 2005 the general partner was HTI Interests, LLC ("HTI"). The general partner interest of HTI was transferred to Holdings in connection with the Chaper 11 liquidation of HTI and the resulting settlement.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



The following table sets forth certain entities formed by Heartland since its inception that currently hold real estate and other assets, the date and purpose of formation, development location and ownership:

                                                      YEAR
               COMPANY                               FORMED          BUSINESS PURPOSE
               -------                               ------          ----------------
Heartland Development Corporation(1)  ("HDC")         1993     General Partner of CMC Heartland Partners I,
                                                                 Limited Partnership

(1) Wholly owned by Heartland Partners, L.P.\.



Except as otherwise noted herein, references in this report to "Heartland" or the "Company" include CMC and HDC.

2.       Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Heartland Partners, L.P.; CMC, its 99.99% owned operating partnership; and HDC, its wholly-owned corporate subsidiary. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Land sales are recognized when the following conditions are met: persuasive evidence of an agreement exists; risks of ownership have passed to the buyer; the Company's price to the buyer is fixed and determinable; and collectibility is reasonably assured.

Property

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. No event occurred during the first three months of 2006 that resulted in an impairment loss being recognized.

Unearned Rents

Any unearned rents held by the Company are recognized as income ratably over the life of the lease.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Estimation of Amount of Reserve for Environmental Claims and Liabilities

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

3.       Real Estate Sale Activities

Property sales for the first quarter of 2006 were $2,850,000. The Company closed the $2,850,000 sale of a 1.75-acre parcel of land, and associated air rights, in Chicago, IL to Jewel, a supermarket company.

In addition, on March 2, 2006, the Company received $3,250,000 in settlement of its appeal of a condemnation award. CMC had conveyed its property in Menomonee Valley located in Milwaukee, Wisconsin to the Redevelopment Authority of the City of Milwaukee ("RACM") and received $3,550,000 in connection with a July 2003 condemnation proceeding. It retained the right to appeal the purchase price and to seek additional consideration. In April 2004, the Company filed suit against RACM in the Milwaukee County Circuit Court appealing the compensation paid by RACM. The proceeds are treated as operating income in the Company's financial statements.

Property sales during the three months ended March 31, 2005 totaled $4,203,000 which consisted of the sale of 1.25 acres of land in Chicago, IL (Kinzie Station Phase II) for $4,200,000 and various minor land held for sale parcels for $3,000.

At March 31, 2006, the Company had remaining property at Kinzie Station in Chicago, Illinois, of approximately 1.25 acres, and approximately 130 acres of land scattered over 8 states.

4.       Related Party Transactions

Conflicts of Interest of General Partner and its Officers and Directors

The officers and directors of Holdings, and the officers of Heartland; including Lawrence S. Adelson, President of Holdings and Chief Executive Officer of CMC Heartland, will not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that (i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland, or any unitholder of Heartland ("Unitholder") on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner. The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


act in its sole discretion, in good faith or pursuant to other appropriate standards. The General Partner has sole authority over the timing and amount of distributions as well as dissolution of the partnership.

Heartland had a management agreement with HTI pursuant to which Heartland was required to pay HTI an annual management fee in the amount of $413,000. The management agreement terminated on June 27, 2005. The fee for the three months ended March 31, 2005 was approximately $103,000.

5.       Legal Proceedings and Contingencies

At March 31, 2006 and December 31, 2005, Heartland's allowance for claims and liabilities was approximately $2,172,000 and $2,128,000, respectively. The increase in the allowance resulted from an increase in the reserve for off site contamination in the area of the Lite Yard site in Minneapolis, Minnesota which was partially offset by payments made by Heartland and Borax for remediation of contamination at the Lite Yard site.

Edwin Jacobson Lawsuit
----------------------

On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or managers of the General Partner. One of the lawsuits alleges CMC breached the terms of his employment contract and that the officers and/or board members wrongfully interfered with his contract. Jacobson is seeking compensatory and punitive damages (In the state court case, Jacobson claimed damages of $1,000,000 in salary and $11,000,000 in incentive compensation. In the bankruptcy proceeding, he has claimed damages of $14,600,000). Jacobson asked the court to enforce his contract and enjoin the Company from selling property or making distributions to the Unitholders until the Company has appraised its properties and paid him according to the terms of his employment contract. Jacobson's second lawsuit was for defamation. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. On May 29, 2003, the court dismissed, with prejudice, the defamation lawsuit against the Company, CMC and certain officers and/or managers of the General Partner. At the same time, the court dismissed, with prejudice, Jacobson's motion to enjoin the Company from selling its real estate properties. Jacobson also filed a motion for summary judgment on his contract claims which the court denied. Jacobson filed a motion for reconsideration that was denied on April 8, 2005. CMC has filed a counterclaim alleging breach of fiduciary duty and a motion to dismiss the claim for tortious interference with a contract. Jacobson filed a motion for summary judgment on CMC's counterclaim alleging breach of fiduciary duty which was denied on April 8, 2005. On June 15, 2006, Jacobson's claims against Lawrence Adelson, Robert Davis and John Torell, III were dismissed. Jacobson has filed an appeal of the dismissals.

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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders. The parties have agreed to voluntary, non-binding mediation.

RACM
----

On July 30, 2003, the Company conveyed 142 acres of property in Milwaukee, Wisconsin to the RACM in consideration of $3.55 million in lieu of condemnation. The Company reserved the right to appeal the fair market value of the property and filed that appeal on April 6, 2004, in Milwaukee County, Wisconsin Circuit Court. In January 2006 a settlement was reached with RACM agreeing to pay CMC an additional $3,250,000. The settlement was received in March 2006.

Lite Yard
---------

CMC owned a 5 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead ("Lite Yard"). On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. The Company filed suit against US Borax Inc. ("Borax") on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. This matter was settled pursuant to a Confidential Settlement Agreement and Release dated September 27, 2004 ("Settlement Agreement"), between the Company and Borax. Pursuant to the Settlement Agreement, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At March 31, 2006 and December 31, 2005, the Company's aggregate allowance for claims and liabilities for this site was $4,000 and $20,000, respectively. Of this amount, $2,400 was billed, but not yet paid, in respect of work related to the site through March 31, 2006.

At March 31, 2006, the Company has recorded a $2,400 receivable for the portion of these amounts due from Borax under the Settlement Agreement.

The Lite Yard property was sold to a third party in August 2005. The sale did not affect the Company's environmental responsibility. The company believes that with the exception of amounts estimated to be less than $5,000 required to be paid in connection with obtaining regulatory compliance confirmation, it has now completed the environmental remediation of the Lite Yard.

On September 3, 2004, the United States Environmental Protection Agency ("USEPA") issued an order ("Order") requiring the Company and Borax to remediate arsenic in the soils of a nearby residential neighborhood on an emergency basis. On January 24, 2005, USEPA issued a general notice letter ("Letter) to the Company and Borax requesting that the Company and Borax perform a remedial investigation and feasibility study on the soils of the same nearby residential neighborhood on a non-emergency basis for matters not covered by the Order. Neither the Order nor the Letter are covered by the Settlement Agreement.

The Company offered USEPA $300,000 to settle the Company's obligations under the Order and Letter. USEPA has not yet responded to the Company's offer. The Company believes, based on USEPA publications and a newspaper article, that USEPA has provided $1,500,000 to $2,200,000 for past and future remediation activities in the residential neighborhood. This amount does not necessarily

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

represent the entire cost of the cleanup being under taken by USEPA. The entire cost could be higher or lower. USEPA could seek substantial penalties against the Company in addition to remediation costs. The Company engaged an environmental engineering consultant to review information available regarding the possible scope and cost of USEPA activities. The consultant projected a range of possible costs of $3,374,000 to $3,948,000. However, this estimate was based on limited data available to the consultant. The Company has reserved $1,370,000 in connection with the Order and Letter. This reserve amount takes into consideration the estimated range of possible costs and the allocation of costs among the Company and Borax for the on-site remediation at the Lite Yard.

Borax filed suit in federal court in Minneapolis, Minnesota for seeking contribution from CMC in connection with any liability arising out of arsenic in the nearby residential area. CMC is opposing Borax's lawsuit and believes it has good defenses. The matter is stayed as a result of the Company's Chapter 11 filing.

Miles City Yard
---------------

By letter dated June 10, 2004, the Montana Department of Environmental Quality (the "DEQ") demanded that the Company perform a remedial investigation of a railyard in Miles City, Montana previously owned and operated by the Chicago, Milwaukee, St. Paul and Pacific Railroad ("Milwaukee Road"). The Company has, for many years, been conducting a clean-up of a substantial diesel fuel release at this site. On September 7, 2004, Trinity Railcar Repair, Inc. ("Trinity") filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors-in-interest and Trinity's alleged predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. On September 14, 2004, Trinity filed a motion for a preliminary injunction to prohibit the Company from liquidating or making distributions to its Unitholders. On January 10, 2005, the court held a hearing at which the Company's engineering witness testified that the maximum cost of investigation and remediation could be as much as $1,250,000. However, this estimate was not based on any direct investigation of conditions at the site. On March 24, 2005, the court ordered the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The court did not make a determination as to the requirement for any remediation, the costs of remediation or liability for any costs. The Company is considering an appeal of this order and has provided a letter of credit to comply with the terms of such order. After the Company's Chapter 11 filing, DEQ petitioned the state court to order the letter of credit be replaced with cash. The Company, based on current review of the site believes that the range of costs of investigation and remediation, including the ongoing diesel fuel clean-up could be between $296,000 and $1,840,000. At March 31, 2006, the Company's aggregate allowance for claims and liabilities for this site (including costs of investigation, remediation and legal fees relating to the litigation) is $296,000.

Discovery is pending in Trinity's state court lawsuit and trial is set for mid-September, 2006. The Company brought a motion asserting, against certain of Trinity's claims, the bar against claims from the Milwaukee Road bankruptcy reorganization. That motion was denied. The Company plans to raise the bar defense against certain of DEQ's claims as well.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Bozeman
-------

In 2001, the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under the Montana Controlled Allocation of Liability Act ("CALA") with regard to the sold property. In the administrative proceeding, the DEQ will allocate environmental liability among potentially liable parties. The Company has projected that the total cost of the remediation already performed by the City of Bozeman plus additional remediation which may be required for the south half of the property is approximately within a range from $912,000 to $920,000. Additional studies by the City of Bozeman on the south half of the property indicate that no further remediation will be required for the south half of the property. The estimated range of costs for the neighboring property is $111,000 to $176,000. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liabilities for any clean-up of the south half of the property. The Company has reserved an aggregate of $126,000 for all claims and liabilities associated with this property and the neighboring property. This reserve amount reflects the ranges of costs for both on-site and off-site remediation and the Company's limited liability to the City of Bozeman under the terms of the sale of the property to the City of Bozeman.


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

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. At March 31, 2006, Heartland's allowance for claims and liabilities for this site is $191,000. By letter dated April 6, 2005, the lead PRP at this site offered to settle the Company's future obligations for approximately $266,000. Additionally, the lead PRP at this site previously made a demand for monitoring costs of $53,000 incurred through March of 2004. The Company has not paid any amounts to the PRP in respect of monitoring costs for this site to date.

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

The Company has given notice to its insurers, which issued policies to the Milwaukee Road, of certain of the Company's environmental liabilities. Due to the high deductibles on these policies, the Company has not yet demanded that any insurer indemnify or defend the Company. Consequently, management has not formed an opinion regarding the legal sufficiency of the Company's claims for insurance coverage.

6.       Compensation and Benefits

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Effective December 22, 2004, the 2002 CMC Plan was amended to extend to the later of December 31, 2006, or the conclusion of litigation brought by the Company against RACM for recovery of the fair value of 142 acres of property previously conveyed to RACM. One current and two former officers of the Company are eligible for benefits under the 2002 CMC Plan. Total compensation expense under the 2002 CMC Plan was $115,000 for the three months ended March 31, 2006. The total compensation expense under the 2002 CMC Plan for the same period in 2005 was $74,000.

The 2002 CMC Plan also provides compensation in the form of 30,000 "phantom units" which are the economic, but not tax, equivalent of Class A Units. Approximately $54,000 was reserved in the first quarter of 2006 for the 2002 CMC Plan phantom units. The amount is based on a ratable allocation of the Company's net profit for the quarter among the Class A Units outstanding, the General Partner interest and all phantom units. No payments were made with respect to the phantom units, however.

Under Mr. Adelson's employment agreement he has 100,000 "phantom units" as well. Approximately $178,000 was reserved for Mr. Adelson's phantom units in the second quarter of 2006. The amount is based on a ratable allocation of the Company's net profit for the quarter

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


among the Class A Units outstanding, the General Partner interest and all phantom units. Mr. Adelson did not receive any payment with respect to the phantom units.

In 2005 the Company entered into a separation and consulting agreement with Mr. Harrison. Under the agreement, Mr. Harrison received $50,000 in addition to his salary during the first quarter of 2006.

7.       Liquidation of Heartland Partners, L.P.

The Company's management intends to sell to unrelated third parties the remainder of its properties and dissolve the partnership.

GENERAL INFORMATION

On April 28, 2006 (the "Petition Date"), the Company and certain of its affiliated entities (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). The Debtors' cases are being jointly administered under the caption "In re CMC Heartland Partners, L. P., et al., at Case No. 06-B-04769."

The Debtors are operating as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to administer their bankruptcy estates, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Through their bankruptcy proceedings, the Debtors intend to liquidate all outstanding claims against the Debtors, including any environmental claims, and to provide for a fair and equitable distribution of estate property to all creditors.

     The Automatic Stay. Subject to certain exceptions under the Bankruptcy Code, the Debtors' Chapter 11 filings served to automatically stay the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property including any actions to recover on, collect or secure a claim that arose prior to the Petition Date. Upon the request of Trinity, the Bankruptcy Court modified the automatic stay in order for Trinity to proceed to liquidate its claim in the Montana state court (see
Note 5-Legal Proceedings and Contingencies). In addition, the Debtors expect that plaintiffs in the Jacobson and Borax lawsuits will seek to have the automatic stay modified by the Bankruptcy Court in order to liquidate their claims against the Debtors (see Note 5-Legal Proceedings and Contingencies). The automatic stay has not been modified with respect to any of these creditors such that they might be able to collect on any judgment and thus frustrate the bankruptcy process and Debtors do not expect any such modification of the automatic stay.

     Appointment of Creditors Committee. The United States Trustee for the Northern District of Illinois has not appointed an official committee of unsecured creditors in the Debtors' cases.

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Magnitude of Potential Claims. The Debtors have filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules will be subject to further amendment or modification. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. To that end, the Bankruptcy Court has fixed July 31 as the last date for non-governmental creditors and interest holders to timely file proofs of claim or interest and October 25, 2006 as the last day for governmental units to timely file proofs of claim. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Based on pending litigation, the Debtors have scheduled Trinity and DEQ with with contingent, unliquidated, disputed, unsecured, non-priority claims related to the Miles City Montana railyard. Borax and USEPA have been scheduled with significant claims in connection with the clean up of arsenic and other materials in a neighborhood in Minneapolis, Minnesota near the Company's former Lite Yard property. Edwin Jacobson has been scheduled with a contingent, unliquidated, disputed, unsecured, non-priority claim of $14,600,000 in connection with the termination of his employment contract.

     Costs of Liquidation. The Company has incurred and will continue to incur significant costs associated with its Chapter 11 proceedings. The amount of these costs, which are being expensed as incurred, are expected to materially affect results of operations. The Company believes, however, that the proceedings will produce the best outcome for the Company and its creditors.

     Effect of Filing on Creditors and Unitholders. Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before unitholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or unitholders, if any, may not be determined until confirmation of a plan or plans of liquidation and, in all likelihood, not until all of the Debtors' assets are fully liquidated and all claims finally determined. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to each of these constituencies or what types or amounts of distributions, if any, they may receive.

As discussed below, if the requirements of Section 1129(b) of the Bankruptcy Code are met, a plan of liquidation can be confirmed notwithstanding its rejection by the Unitholders and notwithstanding the fact that such Unitholders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our partnership units, is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.

 Process for Plan of Liquidation. On August 8, 2006, Debtors filed a plan and disclosure statement ("Liquidation Plan").

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of plan of liquidation will be deemed accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.

     Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or Class A Units). Generally, with respect to equity interests, such as the Class A Units , a plan may be "crammed down" even if the unitholders receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the Class A Units is receiving or retaining property under the plan and (2) no class of claims or interests senior to the Class A Units is being paid more than in full.

Liquidating Trust. Under the Liquidation Plan a liquidating trust ("Trust") will be created. The assets of the Company will be transferred to the Trust. The assets consist essentially of cash, the fiber optics agreement and approximately 130 acres of land scattered over 8 states. LePetomane XVIII, Inc. will be appointed trustee of the Trust ("Trustee"). Class A Unitholders are treated in the Liquidating Plan as having rejected the Liquidating Plan and will not, therefore, vote on the Liquidating Plan. The Company has proposed a schedule for approval of the Liquidating Plan pursuant to which it would be confirmed by November 2006. It is subject, however, to a vote by certain creditor classes and approval by the Bankruptcy Court. Approval could take longer and the Liquidating Plan could be modified from the Company's proposal.

Claims against the Company basically consist of the environmental claims and the Jacobson claim, both of which are described above in Note 5 to the Notes to Consolidated Financial Statements--Legal Proceedings and Contingencies, and certain property tax claims. The value, if any, of the environmental claims, particularly the Miles City and Lite Yard Offsite claims, and of the Jacobson claim will be settled either through negotiated settlement or trial. After claims have been liquidated, all allowed claims will be paid in full. If there are assets remaining after payment of claims and costs and expenses, the assets will be distributed to Class A Unitholders as reflected on the Company's books as of the date of transfer to the Liquidating Trust.

LIABILITIES SUBJECT TO COMPROMISE

The following table summarizes the components of liabilities subject to compromise included in our Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005:

                            HEARTLAND PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                     MARCH 31,    DECEMBER 31,
(in thousands)                                         2006          2005

Allowance for claims and liabilities                  $2,172        $2,128

--------------------------------------------------------------------------------
                                                      $2,172        $2,128
================================================================================

Liabilities subject to compromise refers to pre-petition obligations, which may be impacted by the Chapter 11 reorganization process. These amounts represent our current estimate of known or potential pre-petition obligations to be resolved in connection with our Chapter 11 proceedings.

Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.

8.       Subsequent Events

On April 20, 2006, Lawrence Adelson, Richard Brandstatter, George Lightbourn, and Thomas F. Power, Jr. sold their stock in Holdings to LePetomane XIX, Inc., a company owned by Jay Steinberg for a total of $100. Richard Brandstatter, George Lightbourn and Thomas F. Power, Jr. then resigned as directors of Holdings. On May 2, 2006, LePetomane XIX sold its stock in Holdings to Mr. Adelson for $100.

On April 20, 2006, the board of directors authorized management to dissolve or liquidate the Company. On April 28, 2006, the Company filed a petition to liquidate under Chapter 11 of the Bankruptcy Code. The Company will be required to use a liquidation basis of accounting prospectively in light of the filing.

In April 2006, the American Stock Exchange suspended trading of the Company's Class A units. On June 13, 2006, the American Stock Exchange filed an application with the SEC to delist the Class A units. The Company has not opposed or appealed the application to delist the units.

On May 29, 2006, CMC closed the sale of Parcel B, a 1.25 acre parcel of land in its Kinzie Station property in Chicago, Illinois for $2,850,000.

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

Chapter 11 Proceedings

On April 28, 2006, the Company and certain of its affiliated entities (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). The Debtors' cases are being jointly administered under the caption "In re CMC Heartland Partners, L. P., et al.," at Case No. 06-B-04769.

The Debtors are operating as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to administer their bankruptcy estates, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Through their bankruptcy proceedings, the Debtors intend to liquidate all outstanding claims against the Debtors, including any environmental claims, and to provide for a fair and equitable distribution of estate property to all creditors.

Risk Factors

Chapter 11 Bankruptcy

The Company filed for reorganization under Chapter 11 of the Bankruptcy Code on April 28, 2006 and is subject to the risks and uncertainties associated with Chapter 11 proceedings. Risks and uncertainties associated with the Company's Chapter 11 proceedings include the following: (i) the actions and decisions of the Company's creditors and other third parties with interests in the Company's Chapter 11 proceedings may be inconsistent with those of Unitholders, (ii) the ability of the Company to develop, prosecute, confirm and consummate a plan of liquidation with respect to the Chapter 11 proceedings, (iii) the ability of the Company to make distributions will depend on resolution of claims and liabilities in the Chapter 11 proceedings, and (iv) the ultimate distribution, if any, to Unitholders may not reflect the true value of the Units.

Because of the risks and uncertainties associated with the Company's Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on the Company's business and financial condition cannot be accurately predicted or quantified.

Real Estate Investment Risks; General Economic Conditions Affecting Real Estate Industry

The Company faces risks associated with local real estate conditions in areas where the Company owns properties. These risks include, but are not limited to: liability for environmental hazards; changes in general or local economic conditions; changes in real estate and zoning laws; changes in income taxes, real estate taxes, or federal or local taxes; floods, earthquakes, and other acts of nature; and other factors beyond the Company's control. These risks could adversely affect the Company's financial condition and ability to make distributions to the Unitholders.

Owners of real estate are subject to various risks, many of which are outside the control of the seller, including real estate market conditions, changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes and tornadoes, changes in government regulations or requirements and increases in real estate taxes and other local government fees. The occurrence of any of the foregoing could have a material adverse effect on the financial condition of Heartland.

Pending Litigation

The Jacobson litigation described above in Note 5 to the Notes to Consolidated Financial Statements--Legal Proceedings and Contingencies may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders.

As set out above in Note 5 to the Notes to Consolidated Financial Statements--Legal Proceedings and Contingencies, Borax has sued the Company for contribution in connection with possible liability for arsenic found in a residential neighborhood near the Lite Yard in Minneapolis, Minnesota. The Company has opposed the Borax motion. The matter is currently stayed by the Company's bankruptcy filing.

Additionally, as discussed above in Note 5 to the Notes to Consolidated Financial Statements--Legal Proceedings and Contingencies, a state court in Montana issued an order requiring the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs on land formerly owned by the Company, or its predecessor-in-interest, in Miles City, Montana. The Company is considering an appeal of this order and has posted a letter of credit to comply with the terms of such order. Following the Company's Chapter 11 filing, the DEQ filed a motion seeking to have the letter of credit replaced by a cash escrow. The Company is opposing the DEQ motion.

Liquidation of Assets

The Company has filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The Unitholders will not have control over the divestiture of the Company's remaining assets or the liquidation process. The Company cannot make any assurance that changes in its policies will serve fully the interests of all Unitholders or that the Unitholders will receive any liquidating distributions of cash or other property.

The Company is working to resolve its remaining liabilities which primarily consist of environmental matters and Edwin Jacobson's claim against the Company. The amount and timing of any future cash distributions will depend on generation of cash from sales and claims and the resolution of liabilities. There can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of the remaining assets of the Company will be sufficient to fund Heartland's anticipated costs of liquidation and meet existing and future liabilities.

Risks Related to the Class A Units

The Class A units are not currently traded on a stock exchange and the American Stock Exchange has filed with the SEC to delist the Company's units. The Company has not opposed the delisting.

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

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES

The Company's most significant accounting estimates relate to the net realizable value of assets, potential environmental liabilities, and the Jacobson litigation.

Net Realizable Value of Assets

For properties held for sale, and impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. There have been no events in the first quarter of 2006 giving rise to recognition of an impairment loss.

Potential Environmental Liabilities

Estimation of Amount of Reserve for Environmental Claims and Liabilities:

The Company evaluates the environmental liabilities associated with its properties on a regular basis. The Company records an allowance, or reserve, for known potential environmental claims and liabilities, including remediation, legal and consulting fees, to the extent it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The reserve amount does not include any estimated amounts for unknown claims and liabilities. The Company estimates its reserve for known environmental claims and liabilities independent from any claims the Company may have for recovery against third parties, including from governmental sponsored clean-up funds. If the Company cannot reasonably estimate the amount of an environmental claim or liability, but (i) the Company's management is able to determine that the amount of the liability is likely to fall within a range and (ii) no amount within that range can be determined to be a better estimate than any other amount, then the Company records the reserve at the minimum amount of the range. At March 31, 2006, the reserve for environmental claims and liabilities was $2,172,000, which represents the minimum amount of the range of the Company's estimate of environmental claims and liabilities. The upper range of the Company's environmental claims and liabilities is estimated to be approximately $8,794,000 based on an estimate by outside consultants.

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

In connection with the liquidation of the Company under Chapter 11, the Company will have to make a provision for all of its potential environmental liabilities, including known liabilities and unknown liabilities that are likely to arise or become known.

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

Lite Yard

Lite Yard is a 5 acre site in Minneapolis, Minnesota, formerly owned by CMC, that is impacted with arsenic and lead. On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. The Company filed suit against Borax on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. This matter was settled pursuant to the Settlement Agreement. Pursuant to the Settlement Agreement, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At March 31, 2006 and December 31, 2005, the Company's aggregate allowance for claims and liabilities for this site was $4,000 and $20,000, respectively. Of this amount, $2,400 was billed, but not yet paid, in respect to work related to the site through March 31, 2006.

At March 31, 2006, the Company has recorded a $2,400 receivable for the portion of these amounts due from Borax under the Settlement Agreement.

The Company sold the Lite Yard to a third party in August 2005. The sale did not affect the Company's environmental responsibility. The company believes that with the exception of amounts estimated to be less than $5,000 required to be paid in connection with obtaining regulatory compliance confirmation, it has now completed the environmental remediation of the Lite Yard.

On September 3, 2004, USEPA issued an order ("Order") requiring the Company and Borax to remediate arsenic in the soils of a nearby residential neighborhood on an emergency basis. On January 24, 2005, USEPA issued a general notice letter ("Letter) to the Company and Borax requesting that the Company and Borax perform a remedial investigation and feasibility study on the soils of the same nearby residential neighborhood on a non-emergency basis for matters not covered by the Order. Neither the Order nor the Letter is covered by the Settlement Agreement.

The Company offered USEPA $300,000 to settle the Company's obligations under the Order and Letter. USEPA has not yet responded to the Company's offer. The Company believes, based on USEPA publications and a newspaper article, that USEPA has provided $1,500,000 to $2,200,000 for past and future remediation activities in the residential neighborhood. This amount does not necessarily represent the entire cost of the cleanup being undertaken by USEPA. The entire cost could be higher or lower. USEPA could seek substantial penalties against the Company in addition to remediation costs. The Company engaged an environmental engineering consultant to review information available regarding the possible scope and cost of USEPA activities. The consultant projected a range of possible costs of $3,374,000 to $3,948,000. However, this estimate was based on limited data available to the consultant. The Company has reserved $1,370,000 in connection with the Order and Letter. This reserve amount takes into consideration the estimated range of possible costs and the allocation of costs among PRPs for the on-site remediation at the Lite Yard.

Borax has filed suit in federal court in Minneapolis, Minnesota for seeking contribution from CMC in connection with any liability arising out of arsenic in the nearby residential area. CMC is opposing Borax's lawsuit and believes it has good defenses. The matter is stayed as a result of the Company's Chapter 11 filing.

Miles City Yard

By letter dated June 10, 2004, the DEQ demanded that the Company perform a remedial investigation of a railyard in Miles City, Montana previously owned and operated by the Milwaukee Road. The Company has, for many years, been conducting a clean-up of a substantial diesel fuel release at this site. On September 7, 2004, Trinity filed suit against the Company and CMC in Custer County, Montana state court, for contribution under state environmental law, for indemnification under sale agreements between the Company's predecessors-in-interest and Trinity's alleged predecessors and for injunctive relief prohibiting the Company from dissolving or making any distributions to its Unitholders. On September 14, 2004, Trinity filed a motion for a preliminary injunction to prohibit the Company from liquidating or making distributions to its Unitholders. On January 10, 2005, the court held a hearing at which the Company's engineering witness testified that the maximum cost of investigation and remediation could be as much as $1,250,000. However, this estimate was not based on any direct investigation of conditions at the site. On March 24, 2005, the court ordered the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs for the site. The court did not make a determination as to the requirement for any remediation, the costs of remediation or liability for any costs. The Company is considering an appeal of this order and has posted a letter of credit to comply with the terms of such order. Following the Company's Chapter 11 filing, DEQ filed a motion to replace the letter of credit with a cash escrow. The Company has opposed the DEQ motion. The Company, based on current review of the site, believes that the range of costs of investigation and remediation, including the ongoing diesel fuel clean-up, could be between $296,000 and $1,740,000. The Company filed a motion to bar certain of the Trinity claims based on the bankruptcy bar in the Milwaukee Road reorganization case. The motion was denied. The Company intends to file a similar motion with respect to certain of the DEQ claims. At March 31, 2006, the Company's aggregate allowance for claims and liabilities for this site (including costs of investigation, remediation and legal fees relating to the litigation) is $296,000.

Bozeman

In 2001 the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under CALA with regard to the sold property. In the administrative proceeding, the DEQ will allocate environmental liability among potentially liable parties. The Company has projected that the total cost of the remediation already performed by the City of Bozeman plus additional remediation which may be required for the south half of the property is approximately within a range from $912,000 to $920,000. Additional studies by the City of Bozeman on the south half of the property indicate that no further remediation will be required for the south half of the property. The estimated range of costs for the neighboring property is $111,000 to $176,000. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liabilities for any clean-up of the south half of the property. The Company has reserved an aggregate of $126,000 for all claims and liabilities associated with this property and the neighboring property. This reserve amount reflects the ranges of costs for both on-site and off-site remediation and the Company's limited liability to the City of Bozeman under the terms of the sale of the property to the City of Bozeman.

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

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. At March 31, 2006, Heartland's allowance for claims and liabilities for this site is $191,000. By letter dated April 6, 2005, the lead PRP at this site offered to settle the Company's future obligations for approximately $266,000. Additionally, the lead PRP at this site previously made a demand for monitoring costs of $53,000 incurred through March of 2004. The Company has not paid any amounts to the PRP in respect of monitoring costs for this site to date.

In addition to the environmental matters set forth above, there may be other properties (i) with environmental liabilities not yet known to the Company; (ii) with potential environmental liabilities for which the Company has no reasonable basis to estimate; (iii) or for which the Company believes it is not reasonably likely to ultimately bear responsibility for the liability but the investigation or remediation of which may require future expenditures. Management is not able to express an opinion at this time whether the environmental expenditures for these properties will or will not be material.

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

Edwin Jacobson, the former President and Chief Ececutive Officer of CMC, has sued the Company claiming that it owes him additional salary and incentive compensation based on the terms of his employment contract. In the court case he has demanded $12,000,000 ($1,000,000 salary and $11,000,000 incentive compensation) in damages. Jacobson filed a claim in the bankruptcy proceeding in the amount of $14,600,000. The Company has denied Mr. Jacobson's claims and has countersued to recover past payments made to him and to collect $332,000 in principal and interest under a note from Jacobson to the Company (this matter is explained in greater detail in Note 5 to the Notes to Consolidated Financial Statements-Legal Proceedings and Contingencies, above). The Company offered to settle the lawsuits in exchange for forgiving Jacobson's debt to the Company. When it made the offer, the Company established an allowance against the note receivable of $316,000. CMC has made no other provision for this potential liability.

Results of Operations

Operations for the three months ended March 31, 2006 and 2005 resulted in net income of $3,769,000 and net loss of ($1,087,000) and income of $1.78 and $0.00 per Class A Unit, respectively. The loss for the three months ended March 31, 2005 was allocated to the Class B partnership interest in accordance with the terms of the partnership agreement.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Property Sales. Property sales increased $1,897,000 or 45% to $6,100,000 for the three months ended March 31, 2006 from $4,203,000 for the three months ended March 31, 2005. The Company closed the sale of a parcel of Kinzie Station land to Jewel Stores for $2,850,000 and received $3,250,000 in settlement of the RACM condemnation appeal in the first quarter of 2006. The Company sold a single parcel of land in March 2005 comprising approximately 1.25 acres known as Kinzie Station Phase II for $4,200,000.

Cost of Property Sales. Cost of property sales decreased $2,831,000, or 72% to $1,121,000 for the three months ended March 31, 2006 from $3,952,000 for the three months ended March 31, 2005. This decrease was the result of relatively lower costs of property sales related to the Jewel sale compared to 2005's Kinzie Station Phase II sale. There were substantial capitalized development costs for Kinzie Station Phase II reflected in the first quarter 2005 results. In addition, the RACM settlement had no related costs as they had been recognized at the time of the initial taking of the property by eminent domain.

Gross Profit on Property Sales. Gross profit on property sales increased $4,728,000, or 1,184% to $4,979,000 for the three months ended March 31, 2006 from $251,000 for the three months ended March 31, 2005. The Company had both higher sales and lower costs of sales in the first quarter of 2006.

Selling Expenses. Selling expenses decreased $27,000, or 9% to $260,000 for the three months ended March 31, 2006 from $287,000 for the three months ended March 31, 2005.

General and Administrative Expenses. General and administrative expenses increased $153,000, or 25% to $770,000 for the three months ended March 31, 2006 from $617,000 for the three months ended March 31, 2005. The increase was primarily due to the accrual of $232,000 for "phantom stock" rights held by certain present and former officers of the Company. The reserve was calculated by allocating the Company's net profit for the quarter ratably to the Class A partners, the General Partner and the phantom units. No payment was made with respect to the phantom units.

Real Estate Taxes. Real estate taxes decreased $30,000, or 71% to $12,000 for the three months ended March 31, 2006 from $42,000 for the three months ended March 31, 2005. The decrease was the result of the decrease in properties held in 2006.

Environmental Expenses and Other Charges. Environmental expenses and other charges decreased $93,000, or 31% to $207,000 for the three months ended March 31, 2006 from $300,000 for the three months ended March 31, 2005. This decrease was primarily the result of the completion of the Lite Yard clean up.

Rental Income. Total rental income decreased $12,000, or 24% to $37,000 for the three months ended March 31, 2006 from $49,000 for the three months ended March 31, 2005. This decrease was primarily the result of lower revenues from a parking lease.

Management fee. Management fee expense decreased $103,000 or 100% to $0 for the quarter ended March 31, 2006 from $103,000 for the first quarter 2005. This was due to the expiration of the Management Agreement with HTI.

Net Income (loss). Net income increased by $4,856,000, or 447% to $3,769,000 for three months ended March 31, 2006 from a net loss of ($1,087,000) for three months ended March 31, 2005. This was the result of an increase in gross profit on property sales in 2006 compared to 2005, and the $3,250,000 RACM settlement.

Liquidity and Capital Resources

The primary sources of cash for operating activities has been proceeds of property sales, rental income and interest income. Cash was $6,593,000 at March 31, 2006 and $2,253,000 at December 31, 2005.

Net cash provided by operating activities was $4,340,000 and $2,946,000 for the three months ended March 31, 2006 and 2005, respectively. Cash provided by operating activities increased by $1,394,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, which is primarily attributable to cash received from the sale of a parcel in Kinzie Station and receipt of the RACM Settlement.

No distributions were made during the first quarter of 2006. As of March 31, 2006, the Unitholders' capital account balance was $4,175,000 and the General Partner's capital account balance was $18,000.

Proceeds from property sales were $6,100,000 and $4,203,000 for the three months ended March 31, 2006 and 2005, respectively. During the remainder of 2006, the Company expects proceeds from property sales to consist primarily of the sale of the remaining Kinzie Station North acreage for $2,850,000. The Company may also receive proceeds from the sale of fiber optics easements across or along 83 miles of rail right of way running from downtown Chicago, Illinois, west to Elgin, Illinois and northwest to Fox Lake, Illinois.

The cost of property sales for the three months ended March 31, 2006 and 2005 was $1,121,000, or 18% of sales proceeds and $3,592,000 or 94% of sales proceeds, respectively. The Company expects the percentage cost of property sales to be about 40% for the sale of the last Kinzie Station parcel.

On July 30, 2003, the Company conveyed 142 acres of property in Milwaukee, Wisconsin to RACM in consideration of $3.55 million in lieu of condemnation. The Company reserved the right to appeal the fair market value of the property and filed that appeal on April 6, 2004, in Milwaukee County, Wisconsin Circuit Court. The parties reached a settlement of the appeal in January 2006 and the Company received $3,250,000 in March 2006.

The company believes that with the exception of amounts estimated to be less than $5,000 required to be paid in connection with obtaining regulatory compliance confirmation, it has now completed the environmental remediation of the Lite Yard.

Economic and Other Conditions

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

Interest Rate Sensitivity

As of March 31, 2006, the Company did not have any financial instruments for which there was a significant exposure to interest rate changes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Interest Rate Sensitivity." The Company is not subject to significant foreign currency exchange rate risk, commodity price risk or other relevant market price risks.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report and believes that the Company's controls and procedures are adequate to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is, in fact, recorded, processed, summarized and reported. The Company did not timely file its Form 10Q for the first quarter of 2006.

Changes in Internal Control over Financial Reporting

  Following the April 20, 2006, resignation of the Company's independent directors, the Company does not have any independent directors and has an audit committee comprised of a single, non-independent director.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At March 31, 2006, Heartland's allowance for claims and liabilities was approximately $2,172,000.

There have been no legal proceedings instituted against the Company during the three months ended March 31, 2006. Material developments in the legal proceedings disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 since the filing thereof on March 31, 2006 include the RACM Settlement in January 2006. These legal proceedings are discussed above in Note 5 to the Notes to Consolidated Financial Statements--Legal Proceedings and Contingencies". In April 2006 the Company filed for liquidation under Chapter 11 of the federal bankruptcy laws.

ITEM 1A. RISK FACTORS

The Company filed for reorganization under Chapter 11 of the Bankruptcy Code on April 28, 2006 and is subject to the risks and uncertainties associated with Chapter 11 proceedings. Risks and uncertainties associated with the Company's Chapter 11 proceedings include the following: (i) the actions and decisions of the Company's creditors and other third parties with interests in the Company's Chapter 11 proceedings may be inconsistent with those of Unitholders, (ii) the ability of the Company to develop, prosecute, confirm and consummate a plan of liquidation with respect to the Chapter 11 proceedings, (iii) the ability of the Company to make distributions will depend on resolution of claims and liabilities in the Chapter 11 proceedings, and (iv) the ultimate distribution, if any, to Unitholders may not reflect the true value of the Units.

Because of the risks and uncertainties associated with the Company's Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on the Company's business and financial condition cannot be accurately predicted or quantified.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.    Description

10.1 Amendment No. 1 to Employment Agreement, dated January 26, 2006, between CMC Heartland Partners and Lawrence S. Adelson. (Incorporated herein by reference from the Company's Form 8-K filed with the Commission on January 26, 2006.)

10.2 Amendment Number 2 to the Amended and Restated Agreement of Limited Partnership of Heartland Partners, L.P., dated March 7, 2006, by CMC/Heartland Partners Holdings, Inc., the General Partner. (Incorporated herein by reference from the Company's Form 8-K filed with the Commission on March 13, 2006.)

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



                                                HEARTLAND PARTNERS, L.P.
                                                (Registrant)

Date:  August 22, 2006                          By      /s/ Lawrence S. Adelson
                                                   -----------------------------
                                                    Lawrence S. Adelson
                                                    Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit No.    Description

10.1 Amendment No. 1 to Employment Agreement, dated January 26, 2006, between CMC Heartland Partners and Lawrence S. Adelson. (Incorporated herein by reference from the Company's Form 8-K filed with the Commission on January 26, 2006.)

10.2 Amendment Number 2 to the Amended and Restated Agreement of Limited Partnership of Heartland Partners, L.P., dated March 7, 2006, by CMC/Heartland Partners Holdings, Inc., the General Partner. (Incorporated herein by reference from the Company's Form 8-K filed with the Commission on March 13, 2006.)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.