Form 10-Q
period 2006-06-30
HEARTLAND PARTNERS L P
filed 2006-11-14
CIK 843964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                               -------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

  [ ]Large accelerated filer  [ ]Accelerated filer  [X]Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

                            HEARTLAND PARTNERS, L.P.
                                  JUNE 30, 2006



                                TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION.............................................3

       ITEM 1.       FINANCIAL STATEMENTS......................................3
             CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
              AND BALANCE SHEET................................................3

             CONSOLIDATED STATEMENT OF CHANGES OF NET ASSETS
              IN LIQUIDATION AND STATEMENT OF OPERATIONS.......................4

             CONSOLIDATED STATEMENTS OF CASH FLOWS.............................5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................6

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS......................16

         ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK..............................................29

         ITEM 4.     CONTROLS AND PROCEDURES..................................29

PART II.     OTHER INFORMATION................................................31

         ITEM 1.     LEGAL PROCEEDINGS........................................31

         ITEM 1A.    RISK FACTORS.............................................31

         ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                     PROCEEDS.................................................31

         ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..........................31

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......31

         ITEM 5.     OTHER INFORMATION........................................32

         ITEM 6.     EXHIBITS.................................................32

             SIGNATURES.......................................................33

             EXHIBIT INDEX....................................................34

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            HEARTLAND PARTNERS, L.P.
      CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AND BALANCE SHEET

                             (dollars in thousands)

                                                  Statement of    Balance Sheet
                                                 Net Assets in   (Going Concern
                                                  Liquidation         Basis)
                                                    June 30,       December 31,
                                                      2006             2005
                                                  (unaudited)
                                                 -------------    --------------
Assets:
Cash and cash equivalents                           $6,227               $1,160
Restricted cash                                      2,500                1,093
Accounts receivable (net of allowance of $354
  at December 31, 2005)                                 17                   33
Prepaid and other assets                                44                  137
                                                                         ------
       Total                                                              2,423
                                                                         ------

Land                                                    59                  383
Land held for sale                                    --                  1,569

                                                    ------               ------
       Net properties                                   59                1,952
                                                    ------               ------

Total assets                                        $8,847               $4,375
                                                    ======               ======

Liabilities:
Accounts payable and accrued expenses               $  708               $1,011
Allowance for claims and liabilities                 5,362                2,128
Unearned rents and deferred income                    --                    812
                                                    ------               ------
       Total liabilities                             6,070                3,951
                                                    ------               ------

Partners' capital:
General Partner                                          4                 --
Class A Limited Partners - 2,142 units
  authorized and issued and  2,092 outstanding at
  June 30, 2006 and December 31, 2005                2,773                  424
                                                    ------               ------
       Total partners' capital (Net  assets in       2,777                  424
liquidation)
                                                    ------               ------
Total liabilities and partners' capital             $8,847               $4,375
                                                    ======               ======

        The accompanying notes are an integral part of these consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                 CONSOLIDATED STATEMENT OF CHANGES OF NET ASSETS
                   IN LIQUIDATION AND STATEMENT OF OPERATIONS
                   (dollars in thousands except per unit data)
                                   (Unaudited)

                                                       For the                            For the
                                              Three Months Ended June 30,         Six Months Ended June 30,
                                                  2006         2005                   2006         2005
                                                 -------      -------                -------      -------
INCOME:
Property sales                                   $ 2,850      $   170                $ 5,700      $ 4,373
Settlement of Condemnation                          --           --                    3,250         --
                                                 -------      -------                -------      -------
Total Income                                       2,850          170                  8,950        4,373
Less: Cost of property sales                         973            6                  2,094        3,958
                                                 -------      -------                -------      -------



GROSS PROFIT ON PROPERTY SALES                     1,877          164                  6,856          415
                                                 -------      -------                -------      -------
OPERATING EXPENSES:
Selling expenses                                     184           85                    444          372
General and administrative expenses                  656          582                  1,427        1,199
Bad debt expense                                    --           --                     --            100
Real estate taxes                                      8          (22)                    20           20
Depreciation                                        --              1                   --              2
Environmental expenses and other
 charges (credits)                                 3,333         (699)                 3,540         (399)
                                                 -------      -------                -------      -------

TOTAL OPERATING EXPENSES                           4,181          (53)                 5,431        1,294
                                                 -------      -------                -------      -------
OPERATING  INCOME (LOSS)                          (2,304)         217                  1,425         (879)
                                                 -------      -------                -------      -------

OTHER INCOME AND (EXPENSES):
Rental Income-accounting basis change
adjustment                                           793         --                      793         --
Interest income                                       72           17                     77           23
Rental income and earned rental lease income          19           34                     56           83
Other income                                           5            9                      6           66
Gain on sale of building and improvements           --            430                   --            430
Management fee                                      --            (94)                  --           (197)
Bank fees                                             (2)        --                       (4)        --
                                                 -------      -------                -------      -------
TOTAL OTHER  INCOME (EXPENSE)                        887          396                    928          405
                                                 -------      -------                -------      -------
NET INCOME (LOSS)                                $(1,417)     $   613                $ 2,353      $  (474)
                                                 =======      =======                =======      =======

Net (loss) income allocated to General
Partner                                          $   (14)     $  --                  $    23          $--
                                                 =======      =======                =======      =======
Net  income (loss) allocated to
  Class B Limited Partner                        $  --        $   613                $  --        $  (474)
                                                 =======      =======                =======      =======

Net (loss) income allocated to
  Class A Limited Partners                       $(1,403)     $  --                  $ 2,330          $--
                                                 =======      =======                =======      =======
Net  (loss) income per Class A
  Limited Partnership Unit                       $ (0.67)     $  --                  $  1.11          $--
                                                 =======      =======                =======      =======
Weighted average number of Class A Limited
  Partnership Units outstanding                    2,092        2,092                  2,092        2,092
                                                 =======      =======                =======      =======


        The accompanying notes are an integral part of these consolidated financial statements.

                            HEARTLAND PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                             For the Six Months
                                                              Ended June 30,
                                                           --------------------
                                                             2006         2005
                                                           -------      -------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ 2,353      $  (474)
Adjustments reconciling net income (loss) to net cash
  provided by operating activities:
Unearned Rent Adjustment                                      (793)        --
Accrued Compensation Adjustment                               (232)        --
Gain on Sale of Buildings and Improvements                    --           (430)
Depreciation                                                  --              2
Bad debt expense                                              --            100
Net change in allowance for claims and liabilities           3,234       (1,773)
Net change in assets and liabilities:
   Decrease in accounts receivable                              16          427
   Decrease in land held for sale                            1,893        3,570
    (Decrease) increase in accounts payable and accrued
      expenses                                                 (71)         287
   Net change in other assets and liabilities                  (38)         121
                                                           -------      -------

Net cash provided by operating activities                    6,474        1,830
                                                           -------      -------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of buildings and improvements              --            549
                                                           -------      -------

Net cash provided by investing activities                     --            549
                                                           -------      -------

CASH FLOW FROM FINANCING ACTIVITIES
Increase in restricted cash                                 (1,407)      (2,500)
                                                           -------      -------
Net decrease in cash from financing activities              (1,407)      (2,500)
                                                           -------      -------

Net increase (decrease) in cash                              5,067         (121)


Cash at beginning of period                                  1,160        1,450
                                                           -------      -------

Cash at end of period                                      $ 6,227      $ 1,329
                                                           =======      =======

                            Heartland Partners, L.P.
               Notes to Consolidated Financial Statements for the
                         Six Months Ended June 30, 2006
                                   (Unaudited)

These unaudited consolidated financial statements of Heartland Partners, L.P., a Delaware limited partnership, and its subsidiaries (collectively, "Heartland" or the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K (the "2005 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the notes included in the 2005 Form 10-K and present interim disclosures as required by the SEC. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature other than as they relate to the change in accounting described in Note 2.

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

On April 20, 2006, Lawrence Adelson, Richard Brandstatter, George Lightbourn, and Thomas F. Power, Jr. sold their stock in CMC/Heartland Partners Holdings Corp., a Delaware corporation and sole general partner of Heartland (the "General Partner" or "Holdings"), to LePetomane XIX, Inc., a company owned by Jay Steinberg, for a total of $100. Richard Brandstatter, George Lightbourn and Thomas F. Power, Jr. then resigned as directors of Holdings. On May 2, 2006, LePetomane XIX sold its stock in Holdings to Mr. Adelson for $100.

As of June 30, 2006, Holdings, was owned by Lawrence Adelson, Chief Executive Officer of CMC Heartland Partners. CMC Heartland Partners, a Delaware general partnership ("CMC"), is an operating general partnership owned 99.99% by Heartland and 0.01% by Holdings. Until November 14, 2005 the general partner was HTI Interests, LLC ("HTI"). The general partner interest of HTI was transferred

                            Heartland Partners, L.P.
               Notes to Consolidated Financial Statements for the
                                   (Unaudited)


to Holdings in connection with the Chapter 11 liquidation of HTI and the resulting settlement.

The following table summarizes information for the remaining entity formed by Heartland since its inception that currently hold real estate and other assets, the date and purpose of its formation, development, location and ownership:

                              YEAR
        COMPANY              FORMED                      BUSINESS PURPOSE

Heartland Development         1993     General Partner of CMC Heartland Partners
    Corporation(1) ("HDC")             I, Limited Partnership

(1) Wholly owned by Heartland Partners, L.P.\.


Except as otherwise noted herein, references in this report to "Heartland" or the "Company" include CMC and HDC.

2.       Summary of Significant Accounting Policies

Liquidation Accounting

The Company began preparing for and filed to liquidate under Chapter 11 of the Bankruptcy Code in April 2006. The Company has adopted the liquidation basis of accounting effective April 1, 2006. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, for which estimates will be periodically reviewed and adjusted.

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the dissolution and liquidation of the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable value of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater of less than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to unitholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per unit in the accompanying Statement of Net Assets in Liquidation or the price or prices at which the Class A Units have generally traded or trade in the future.

There were two significant adjustments in the quarter as a result of adopting the liquidation basis of accounting. At March 31, 2006, the Company had recorded a liability in the amount of $793,000 for unearned rents and deferred income. The Company had sold 10 and 20 year fiber optics easements and had received a single payment at the beginning of the term of the easement. The Company was recognizing income ratably over the life of the easements. Under

                            Heartland Partners, L.P.
               Notes to Consolidated Financial Statements for the
                                   (Unaudited)


liquidation accounting the unrecognized amount was recognized as income and the liability removed. No amounts are reimbursable to the easement purchasers. Also, the $232,000 accrual for "phantom unit" compensation was reversed as this amount is now not expected to be paid.

Consolidation

The consolidated financial statements include the accounts of Heartland Partners, L.P.; CMC, its 99.99% owned operating partnership; and HDC, its wholly-owned corporate subsidiary. All intercompany transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of the short maturity of these financial instruments.

Revenue Recognition

Land sales are recognized when the following conditions are met: persuasive evidence of an agreement exists; risks of ownership have passed to the buyer; the Company's price to the buyer is fixed and determinable; and collectibility is reasonably assured.

Property

Properties and improvements were carried at their historical cost up until the change to the liquidation basis of accounting. Depreciation was provided for financial statement purposes over the estimated useful life of the respective assets ranging from seven (7) years for office equipment and fixtures to forty
(40) years for building and improvements using the straight-line method.

For properties previously held for sale, an impairment loss was recognized when the fair value of the property, less the estimated cost to sell, was less than the carrying amount of the property. At June 30, 2006, all land held for sale had been sold.


3.       Real Estate Sale Activities

Property sales for the first half of 2006 were $5,700,000. The Company closed the $2,850,000 sale of a 1.75-acre parcel of land, and associated air rights, in Chicago, IL to Jewel, a supermarket company and the $2,850,000 sale of a 1.25 acres parcel in Chicago called Kinzie Station Parcel B.

Property sales during the six months ended June 30, 2005 totaled $4,373,000 which consisted primarily of the sale of 1.25 acres of land in Chicago, IL (Kinzie Station Phase II) for $4,200,000 and various minor land held for sale parcels.

At June 30, 2006 the Company had approximately 130 acres of land scattered over 8 states. This land is valued at its estimated net realizable value.

4.       Related Party Transactions

                            Heartland Partners, L.P.
               Notes to Consolidated Financial Statements for the
                                   (Unaudited)


Conflicts of Interest of General Partner and its Officers and Directors

The officers and directors of Holdings, and the officers of Heartland; including Lawrence S. Adelson, President of Holdings and Chief Executive Officer of CMC Heartland, do not devote their entire business time to the affairs of Heartland. The Heartland Partnership Agreement provides that (i) whenever a conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and Heartland, or any unitholder of Heartland ("Unitholder") on the other hand, or (ii) whenever the Heartland Partnership Agreement or any other agreement contemplated therein provides that the General Partner shall act in a manner which is, or provide terms which are, fair and reasonable to Heartland, or any Unitholder, the General Partner shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interests of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. Thus, unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary, the Heartland Partnership Agreement permits the General Partner to consider the interests of all parties to a conflict of interest, including the General Partner. The Heartland Partnership Agreement also provides that, in certain circumstances, the General Partner will act in its sole discretion, in good faith or pursuant to other appropriate standards. The General Partner has sole authority over the timing and amount of distributions as well as dissolution of the partnership.

5.       Legal Proceedings and Contingencies

At June 30, 2006 and December 31, 2005, Heartland's allowance for claims and liabilities was approximately $5,362,000 and $2,128,000, respectively. The increase in the allowance was due to the proposed settlement of environmental claims in Montana, discussed below, and an increase in the reserve for off site contamination in the area of the Lite Yard site in Minneapolis, Minnesota partially offset by payments made by Heartland and Borax for remediation of contamination at the Lite Yard site.

Edwin Jacobson Lawsuit
----------------------

On August 19, 2002, the former President and Chief Executive Officer of CMC, Edwin Jacobson, filed two lawsuits against the Company, CMC and certain officers and/or managers of the General Partner. One of the lawsuits alleges CMC breached the terms of his employment contract and that the officers and/or board members wrongfully interfered with his contract. Jacobson is seeking compensatory and punitive damages (In the state court case Jacobson claimed damages of $1,000,000 in salary and $11,000,000 in incentive compensation. In the bankruptcy proceeding he has claimed damages of $14,600,000). Jacobson asked the court to enforce his contract and enjoin the Company from selling property or making distributions to the Unitholders until the Company has appraised its properties and paid him according to the terms of his employment contract. Jacobson's second lawsuit was for defamation. On January 31, 2003, the Company filed motions to dismiss the amended lawsuits. On May 29, 2003, the court dismissed, with prejudice, the defamation lawsuit against the Company, CMC and certain officers and/or managers of the General Partner. At the same time, the court dismissed, with prejudice, Jacobson's motion to enjoin the Company from selling its real estate properties. Jacobson also filed a motion for summary judgment on

                            Heartland Partners, L.P.
               Notes to Consolidated Financial Statements for the
                                   (Unaudited)


his contract claims which the court denied. Jacobson filed a motion for reconsideration that was denied on April 8, 2005. CMC has filed a counterclaim alleging breach of fiduciary duty and a motion to dismiss the claim for tortious interference with a contract. Jacobson filed a motion for summary judgment on CMC's counterclaim alleging breach of fiduciary duty which was denied on April 8, 2005. On June 15, 2006, Jacobson's claims against Lawrence Adelson, Robert Davis and John Torell, III were dismissed. Jacobson has filed an appeal of the dismissals.

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

All of the judicial or administrative proceedings to which the Company is a party have been stayed as a result of the Company's voluntary petition under Chapter 11 of the Bankruptcy Code.

RACM
----

On July 30, 2003, the Company conveyed 142 acres of property in Milwaukee, Wisconsin to RACM in consideration of $3.55 million in lieu of condemnation. The Company reserved the right to appeal the fair market value of the property and filed that appeal on April 6, 2004 in Milwaukee County, Wisconsin Circuit Court. In January 2006, a settlement was reached with RACM agreeing to pay CMC an additional $3,250,000. The settlement was received in March 2006.

Lite Yard
---------

CMC owned a 5 acre site in Minneapolis, Minnesota that is impacted with arsenic and lead ("Lite Yard"). On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. The Company filed suit against US Borax Inc. ("Borax") on July 23, 2003 in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. This matter was settled pursuant to a Confidential Settlement Agreement and Release dated September 27, 2004 ("Settlement Agreement"), between the Company and Borax. Pursuant to the Settlement Agreement, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At June 30, 2006 and December 31, 2005, the Company's aggregate allowance for claims and liabilities for this site was $4,000 and $20,000, respectively. The Lite Yard property was sold to a third party in August 2005. The sale did not affect the Company's environmental responsibility. The Company believes that with the exception of amounts estimated to be less than $5,000 required to be paid in connection with obtaining regulatory compliance confirmation, it has now completed the environmental remediation of the Lite Yard.

                            Heartland Partners, L.P.
               Notes to Consolidated Financial Statements for the
                                   (Unaudited)


On September 3, 2004, the United States Environmental Protection Agency ("USEPA") issued an order (the "Order") requiring the Company and Borax to remediate arsenic in the soils of a nearby residential neighborhood on an emergency basis. On January 24, 2005, USEPA issued a general notice letter (the "Letter) to the Company and Borax requesting that the Company and Borax perform a remedial investigation and feasibility study on the soils of the same nearby residential neighborhood on a non-emergency basis for matters not covered by the Order. Neither the Order nor the Letter are covered by the Settlement Agreement.

The Company offered USEPA $300,000 to settle the Company's obligations under the Order and the Letter. USEPA has not yet responded to the Company's offer. The Company believes, based on USEPA publications and a newspaper article, that USEPA has provided $1,500,000 to $2,200,000 for past and future remediation activities in the residential neighborhood. This amount does not necessarily represent the entire cost of the cleanup being under taken by USEPA. The entire cost could be higher or lower. USEPA could seek substantial penalties against the Company in addition to remediation costs. The Company engaged an environmental engineering consultant to review information available regarding the possible scope and cost of USEPA activities. The consultant projected a range of possible costs of $3,374,000 to $3,948,000. However, this estimate was based on limited data available to the consultant. The Company has reserved $1,432,000 in connection with the Order and the Letter. This reserve amount takes into consideration the estimated range of possible costs and the allocation of costs among the Company and Borax for the on-site remediation at the Lite Yard.

Borax filed suit in federal court in Minneapolis, Minnesota seeking contribution from CMC in connection with any liability arising out of arsenic in the nearby residential area. CMC is opposing Borax's lawsuit and believes it has good defenses. The matter is stayed as a result of the Company's Chapter 11 filing.

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

                            Heartland Partners, L.P.
               Notes to Consolidated Financial Statements for the
                                   (Unaudited)


On November 6, 2006, the Company entered into a settlement agreement (the " DEQ Settlement Agreement") with the DEQ and Trinity whereby the Company will a receive a general release from Trinity with respect to Miles City and a general release from the DEQ with respect to all claims related to property owned by the Company or its predecessors within the exterior boundaries of the state of Montana, including, but not limited to, Miles City. In exchange for the release, the $2,500,000 letter of credit posted by the Company will be cancelled and $2,500,000 in cash will be disbursed from the Heartland estate to Trinity, the DEQ and the Montana Court. Trinity will also become the holder of an allowed, general unsecured claim against the bankruptcy estate of Heartland in the amount of $5,000,000; provided, however, that such claim shall be capped at $800,000 for distribution purposes. Trinity and the DEQ will also receive an aggregate amount of $250,000 in connection with the DEQ Settlement Agreement. The DEQ Settlement Agreement will not be effective until approved by the Bankruptcy Court. In light of the settlement, the Company has reserved $3,550,000 for Montana environmental claims including Miles City.


Bozeman
-------

In 2001, the Company sold a 14 acre property to the City of Bozeman, Montana that was known to be contaminated with asbestos ore. As part of the sale, the City of Bozeman released the Company from all environmental liability. The City of Bozeman performed a clean-up of the north half of the property. In September 2003, the Company received a letter from the DEQ requesting an investigation of possible asbestos ore on the south half of the property sold to the City of Bozeman and a neighboring property. By letter dated November 3, 2004, the Company was notified by the DEQ that the City of Bozeman, Montana had initiated a proceeding under the Montana Controlled Allocation of Liability Act ("CALA") with regard to the sold property. In the administrative proceeding, the DEQ will allocate environmental liability among potentially liable parties. The Company has projected that the total cost of the remediation already performed by the City of Bozeman is approximately within a range from $912,000 to $920,000. Additional studies by the City of Bozeman on the south half of the property indicate that no further remediation will be required for the south half of the property. The estimated range of costs for the neighboring property is $111,000 to $176,000. An adjoining property owner has filed a claim in the amount of $1,730,000 in the bankruptcy proceeding. The Company believes it has valid defenses to any CALA allocated liability for the clean-up of the north half of the property and could assert a claim against the City of Bozeman for liabilities for any clean-up of the south half of the property. The Company believes the proposed DEQ Settlement Agreement settles its liability in connection with this site, but this may be subject to dispute by third parties.

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

                            Heartland Partners, L.P.
               Notes to Consolidated Financial Statements for the
                                   (Unaudited)


motor oil and diesel fuel, in the operation of a railroad or in operations conducted by its predecessor's lessees.

The DEQ asserted that the Company is liable for some or all of the investigation and remediation of certain properties in Montana sold by its predecessor's reorganization trustee prior to the consummation of its predecessor's reorganization. The Company denied liability at certain of these sites based on the reorganization bar of the Company's predecessor. Liability to DEQ for all of these sites is covered by the proposed DEQ Settlement Agreement discussed above in Section 5-Legal Proceedings and Contingencies.

At two separate sites, the Company has been notified that releases arising out of the operations of a lessee, former lessee or other third party have been reported to government agencies. At each of these sites, the third party is voluntarily cooperating with the appropriate agency by investigating the extent of any such contamination and performing the appropriate remediation, if any.

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. At June 30, 2006, Heartland's allowance for claims and liabilities for this site is $191,000. By letter dated April 6, 2005, the lead PRP at this site offered to settle the Company's future obligations for approximately $266,000. Additionally, the lead PRP at this site previously made a demand for monitoring costs of $53,000 incurred through March of 2004. The Company has not paid any amounts to the PRP in respect of monitoring costs for this site to date.

In addition to the environmental matters set forth above, there may be other properties (i) with environmental liabilities not yet known to the Company, (ii) with potential environmental liabilities for which the Company has no reasonable basis to estimate or (iii) that the Company believes the Company is not reasonably likely to ultimately bear the liability, but the investigation or remediation of which may require future expenditures. Management is not able to express an opinion at this time whether the environmental expenditures for these properties will or will not be material.

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

6.       Compensation and Benefits

Effective January 1, 2002, the CMC Heartland Partners 2002 Incentive Plan ("2002 CMC Plan") was approved by the Company. The aggregate benefits payable under the 2002 CMC Plan shall be computed by multiplying 2% by the net proceeds from the sale of certain land parcels for the period January 1, 2002 to December 31, 2004. Effective December 22, 2004, the 2002 CMC Plan was amended to extend to the later of December 31, 2006, or the conclusion of litigation brought by the Company against RACM for recovery of the fair value of 142 acres of property previously conveyed to RACM. One current and two former officers of the Company are eligible for benefits under the 2002 CMC Plan. Total compensation paid under the 2002 CMC Plan was $115,000 for the six months ended June 30, 2006.

                            Heartland Partners, L.P.
               Notes to Consolidated Financial Statements for the
                                   (Unaudited)


Approximately $55,000 was accrued but not paid in connection with the sale of Kinzie Station Parcel B. That closing took place following the Chapter 11 filing and the compensation is a claim against the estate. The 2002 CMC Plan also provides compensation in the form of 30,000 "phantom units" which are the economic, but not tax, equivalent of Class A Units. Under Mr. Adelson's employment agreement he has 100,000 "phantom units" as well. The expense and accrual previously recorded for these units has been reversed during the quarter ended June 30, 2006 in light of the Company's shift to the liquidation basis of accounting as that amount is now not expected to be paid.

In 2005, the Company entered into a separation and consulting agreement with Mr. Harrison. Under the agreement, Mr. Harrison received $50,000 in addition to his salary during the first half of 2006.

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

                            Heartland Partners, L.P.
               Notes to Consolidated Financial Statements for the
                                   (Unaudited)


bankruptcy process and Debtors do not expect any such modification of the automatic stay.

     Appointment of Creditors Committee. The United States Trustee for the Northern District of Illinois has not appointed an official committee of unsecured creditors in the Debtors' cases.

     Magnitude of Potential Claims. The Debtors have filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules will be subject to further amendment or modification. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. To that end, the Bankruptcy Court fixed July 31, 2006 as the last date for non-governmental creditors and interest holders to timely file proofs of claim or interest and October 25, 2006 as the last day for governmental units to timely file proofs of claim.

Based on the DEQ Settlement Agreement discussed above in Note 5-Legal Proceedings and Contingencies, the Debtors have scheduled Trinity and DEQ with liquidated, unsecured, non-priority claims related to the Miles City Montana railyard and other Montana properties. Borax and USEPA have been scheduled with significant claims in connection with the clean up of arsenic and other materials in a neighborhood in Minneapolis, Minnesota near the Company's former Lite Yard property. Edwin Jacobson has been scheduled with a contingent, unliquidated, disputed, unsecured, non-priority claim of $14,600,000 in connection with the termination of his employment contract.

     Costs of Liquidation. The Company has incurred and will continue to incur significant costs associated with its Chapter 11 proceedings. The Company believes, however, that the proceedings will produce the best outcome for the Company and its creditors. The Company has accrued $305,000 for costs in connection with the liquidation. This represents an estimate of a low end of a possible range of costs. Actual results may be different from this estimate.

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

                            Heartland Partners, L.P.
               Notes to Consolidated Financial Statements for the
                                   (Unaudited)


do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our partnership units, is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.

LIABILITIES SUBJECT TO COMPROMISE

     The following table summarizes the components of liabilities subject to compromise included in our Consolidated Statement of Net Assets in Liquidation and Balance Sheet as of June 30, 2006 and December 31, 2005, respectively:

                                                         JUNE 30,   DECEMBER 31,
(in thousands)                                              2006       2005

Allowance for claims and liabilities                       $5,362     $2,128

--------------------------------------------------------------------------------
                                                           $5,362     $2,128
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

8.       Subsequent Events

Subsequent to June 30, 2006 the Company entered into the DEQ Settlement Agreement discussed above in Note 5-Legal Proceedings and Contingencies described above.

On August 8, 2006, Debtors filed a plan and disclosure statement ("Liquidation Plan") for which key points are summarized as follows:

Process for Plan of Liquidation. In addition to being voted on by holders of impaired claims and equity interests, a plan of liquidation must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of liquidation will be deemed accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.

Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted

                            Heartland Partners, L.P.
               Notes to Consolidated Financial Statements for the
                                   (Unaudited)


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

The Liquidation Plan was confirmed by the Bankruptcy Court on November 7, 2006.

Liquidating Trust. Under the Liquidation Plan, a liquidating trust ("Trust") will be created. The assets of the Company will be transferred to the Trust. The assets consist essentially of cash, the fiber optics agreement and approximately 130 acres of land scattered over 8 states. LePetomane XVIII, Inc. will be appointed trustee of the Trust ("Trustee").

Claims against the Company basically consist of the environmental claims and the Jacobson claim, both of which are described above in Note 5--Legal Proceedings and Contingencies, and certain property tax claims. The value, if any, of the environmental claims, particularly the Miles City and Lite Yard offsite claims, and of the Jacobson claim will be settled either through negotiated settlement or trial. After claims have been liquidated, all allowed claims will be paid in full. If there are assets remaining after payment of claims and costs and expenses, the assets will be distributed to Class A Unitholders as reflected on the Company's books as of the date of transfer to the Liquidating Trust.

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

Chapter 11 Proceedings

On April 28, 2006, the Company and certain of its affiliated entities (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). The Debtors' cases are being jointly administered under the caption "In re CMC Heartland Partners, L. P., et al.," at Case No. 06-B-04769.

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

Pending Litigation
------------------

The Jacobson litigation described above in Note 5 to Notes to Consolidated Financial Statements--Legal Proceedings and Contingencies may not be resolved in the Company's favor, and the Company may incur significant costs associated therewith. If the Company is required to pay substantial amounts with respect to the Jacobson litigation, the Company may not be left with any cash or other property to distribute to the Unitholders.

As set out above in Note 5 to Notes to Consolidated Financial Statements--Legal Proceedings and Contingencies, Borax has sued the Company for contribution in connection with possible liability for arsenic found in a residential neighborhood near the Lite Yard in Minneapolis, Minnesota. The Company has opposed the Borax motion. The matter is currently stayed by the Company's bankruptcy filing.

Additionally, as discussed above in Note 5 to Notes to Consolidated Financial Statements--Legal Proceedings and Contingencies, a state court in Montana issued an order requiring the Company to escrow cash, post a bond, or provide another guarantee, of $2,500,000 to cover possible remediation and clean-up costs on land formerly owned by the Company, or its predecessor-in-interest, in Miles City, Montana. The Company has entered into the DEQ Settlement Agreement discussed above in Section 5-Legal Proceedings and Contingencies, to settle this and other liabilities in the State of Montana.

Liquidation of Assets
---------------------

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

Risks Related to the Class A Units
----------------------------------

In April 2006, the American Stock Exchange suspended trading of the Company's Class A units. On June 13, 2006, the American Stock Exchange filed an application with the SEC to delist the Class A units. The Company did not oppose or appeal the application to delist the units and, as such, the Class A units are no longer traded on a stock exchange.

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

Net Realizable Value of Assets
------------------------------

For properties held for sale, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. At June 30, 2006, all land held for sale had been sold.

Potential Environmental Liabilities

Estimation of Amount of Reserve for Environmental Claims and Liabilities:

The Company evaluates the environmental liabilities associated with its properties on a regular basis. The Company records an allowance, or reserve, for known potential environmental claims and liabilities, including remediation, legal and consulting fees, to the extent it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The reserve amount does not include any estimated amounts for unknown claims and liabilities. The Company estimates its reserve for known environmental claims and liabilities independent from any claims the Company may have for recovery against third parties, including from governmental sponsored clean-up funds. If the Company cannot reasonably estimate the amount of an environmental claim or liability, but (i) the Company's management is able to determine that the amount of the liability is likely to fall within a range and (ii) no amount within that range can be determined to be a better estimate than any other amount, then the Company records the reserve at the minimum amount of the range. At June 30, 2006, the reserve for environmental claims and liabilities was $5,362,000, which represents the minimum amount of the range of the Company's estimate of environmental claims and liabilities. The upper range of the Company's environmental claims and liabilities is estimated to be approximately $8,794,000 based on an estimate by outside consultants.

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

Factors and Properties Affecting the Amount of the Company's Environmental
Liabilities:

Under environmental laws, liability for hazardous substance contamination is imposed on the current owners and operators of the contaminated site, as well as the owner or the operator of the site at the time the hazardous substance was disposed or otherwise released. In most cases, this liability is imposed without regard to fault. Currently, the Company has known environmental liabilities associated with certain of its properties arising out of the activities of the Milwaukee Road or certain of the Milwaukee Road's lessees and may have further material environmental liabilities that are currently unknown. The majority of the Company's known environmental liabilities stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad or in operations conducted by the Milwaukee Road's lessees.

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

The Company's practice when it sells land is to sell the property "as is, where is" without any representation or indemnification for environmental conditions. There are cases in which the Company has had a claim arising out of alleged contamination on sold property. In some, but not all, of these instances, the Company has been successful in asserting that such liabilities were discharged in the bankruptcy proceedings of the Milwaukee Road.

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

Lite Yard

Lite Yard is a 5 acre site in Minneapolis, Minnesota, formerly owned by CMC, that is impacted with arsenic and lead. On April 29, 2004, a Response Action Plan for the site was approved by the Minnesota Department of Agriculture. The Company filed suit against Borax on July 23, 2003, in the United States District Court for the District of Minnesota for contribution. Borax, which discontinued operations in 1968, is a former operator of a pesticide/herbicide facility on the property. This matter was settled pursuant to the Settlement Agreement. Pursuant to the Settlement Agreement, Borax has agreed to pay a portion of the Company's past and future response costs at the site. At June 30, 2006 and December 31, 2005, the Company's aggregate allowance for claims and liabilities for this site was $4,000 and $20,000, respectively.

The Company sold the Lite Yard to a third party in August 2005. The sale did not affect the Company's environmental responsibility. The company believes that with the exception of amounts estimated to be less than $5,000 required to be paid in connection with obtaining regulatory compliance confirmation, it has now completed the environmental remediation of the Lite Yard.

On September 3, 2004, USEPA issued an order (the "Order") requiring the Company and Borax to remediate arsenic in the soils of a nearby residential neighborhood on an emergency basis. On January 24, 2005, USEPA issued a general notice letter (the "Letter) to the Company and Borax requesting that the Company and Borax perform a remedial investigation and feasibility study on the soils of the same nearby residential neighborhood on a non-emergency basis for matters not covered by the Order. Neither the Order nor the Letter is covered by the Settlement Agreement.

The Company offered USEPA $300,000 to settle the Company's obligations under the Order and the Letter. USEPA has not yet responded to the Company's offer. The Company believes, based on USEPA publications and a newspaper article, that USEPA has provided $1,500,000 to $2,200,000 for past and future remediation activities in the residential neighborhood. This amount does not necessarily represent the entire cost of the cleanup being undertaken by USEPA. The entire cost could be higher or lower. USEPA could seek substantial penalties against the Company in addition to remediation costs. The Company engaged an environmental engineering consultant to review information available regarding the possible scope and cost of USEPA activities. The consultant projected a range of possible costs of $3,374,000 to $3,948,000. However, this estimate was based on limited data available to the consultant. The Company has reserved $1,432,000 in connection with the Order and the Letter. This reserve amount takes into consideration the estimated range of possible costs and the allocation of costs among PRPs for the on-site remediation at the Lite Yard.

Borax has filed suit in federal court in Minneapolis, Minnesota for seeking contribution from CMC in connection with any liability arising out of arsenic in the nearby residential area. CMC is opposing Borax's lawsuit and believes it has good defenses. The matter is stayed as a result of the Company's Chapter 11 filing.

DEQ Settlement Agreement

The Company has entered into the DEQ Settlement Agreement discussed above in
Section 5-Legal Proceedings and Contingencies to resolve certain environmental liabilities in the State of Montana. It is subject to approval by the Bankruptcy Court. The Company has reserved $3,550,000 in connection with the DEQ Settlement Agreement.

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

In November 1995, the Company settled a claim with respect to the so-called "Wheeler Pit" site near Janesville, Wisconsin. The Company's only outstanding obligation under the settlement is to pay 32% of the monitoring costs for twenty-five years beginning in 1997. At June 30, 2006, Heartland's allowance for claims and liabilities for this site is $191,000. By letter dated April 6, 2005, the lead PRP at this site offered to settle the Company's future obligations for approximately $266,000. Additionally, the lead PRP at this site previously made a demand for monitoring costs of $53,000 incurred through March of 2004. The Company has not paid any amounts to the PRP in respect of monitoring costs for this site to date.

In addition to the environmental matters set forth above, there may be other properties (i) with environmental liabilities not yet known to the Company, (ii) with potential environmental liabilities for which the Company has no reasonable basis to estimate or (iii) that the Company believes it is not reasonably likely to ultimately bear responsibility for the liability but the investigation or remediation of which may require future expenditures. Management is not able to express an opinion at this time whether the environmental expenditures for these properties will or will not be material.

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

Edwin Jacobson, the former President and Chief Executive Officer of CMC, has sued the Company claiming that it owes him additional salary and incentive compensation based on the terms of his employment contract. In the court case he has demanded $12,000,000 ($1,000,000 salary and $11,000,000 incentive compensation) in damages. Jacobson filed a claim in the bankruptcy proceeding in the amount of $14,600,000. The Company has denied Mr. Jacobson's claims and has countersued to recover past payments made to him and to collect $332,000 in principal and interest under a note from Jacobson to the Company (this matter is explained in greater detail above in Note 5 to Notes to Consolidated Financial Statements-Legal Proceedings and Contingencies). The Company offered to settle the lawsuits in exchange for forgiving Jacobson's debt to the Company. When it made the offer, the Company established an allowance against the note receivable of $316,000. CMC has made no other provision for this potential liability.

Results of Operations

Operations for the three and six months ended June 30, 2006 resulted in a net loss of $(1,417,000) and income of $2,353,000 or $(0.67) and $1.11 per Class A
Unit respectively. Operations for the three and six months ended June 30, 2005 resulted in net income of $613,000 and a net loss of ($476,000) or $0.00 and $0.00 per Class A Unit, respectively.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Property Sales. Property sales increased $2,680,000, or 1,576%, to $2,850,000 for the three months ended June 30, 2006 from $170,000 for the three months ended June 30, 2005. Second quarter 2006 sales included the Company's remaining acreage in Kinzie Station. During the second quarter of 2005, the Company closed the sale of a Rockford, IL property.

Cost of Property Sales. Cost of property sales increased $967,000, or 16,117%, to $973,000 for the three months ended June 30, 2006 from $6,000 for the three months ended June 30, 2005. The increase was primarily the result of cost of sales recognized in connection with the Kinzie Station North Parcel B sale compared with those recognized in connection with the sale of the Rockford property in 2005.

Gross Profit on Property Sales. Gross profit on property sales increased $1,713,000 to $1,877,000 for the three months ended June 30, 2006 from $164,000 for the three months ended June 30, 2005. This increase was primarily the result of higher sales in 2006.

Selling Expenses. Selling expenses increased $99,000 to $184,000 for the three months ended June 30, 2006 from $85,000 for the three months ended June 30, 2005. This increase was primarily the result of higher consulting costs.

General and Administrative Expenses. General and administrative expenses increased $74,000 to $656,000 for the three months ended June 30, 2006 from $582,000 for the three months ended June 30, 2005. This was primarily due to accruing for liquidation expense, offset by lower insurance costs, lower public relations costs, lower board fee expense and lower banking costs.

Real Estate Taxes. Real estate taxes increased $30,000 to $8,000 for the three months ended June 30, 2006 from ($22,000) for the three months ended June 30, 2005. Sales of land for which there were accrued real estate taxes in the second quarter of 2005 created negative real estate taxes for that period.

Environmental Expenses and Other Charges. Environmental expenses and other charges increased $4,032,000 to $3,333,000 for the three months ended June 30, 2006 from ($699,000) for the three months ended June 30, 2005. In the second quarter of 2005, the Company received reimbursement from Borax for $238,000 the Company had spent at the Lite Yard, settled a disputed bill from Exponent, and the reserved amount for Bozeman, Montana was reduced based on additional studies by the City of Bozeman. In 2006, the Company spent money on remediation and increased its reserves for the Lite Yard Offsite and increased its reserve to reflect the DEQ Settlement Agreement discussed above in Note 5 to Notes to Consolidated Financial Statements -Legal Proceedings and Contingencies.

Interest Income. Interest income increased $55,000 to $72,000 for the three months ended June 30, 2006 from $17,000 for the first quarter of 2005. The increase was due to increased cash in 2006.

Rental Income-accounting basis change adjustment. This increased $793,000 in the second quarter of 2006 compared to $0 in 2005. The Company recognized $793,000 of deferred rental income as rental income in the second quarter of 2006. The Company had received prepaid rent from fiber optics easements and was recognizing the income over the life of the easements. When the Company changed its basis of accounting to the liquidation basis it recognized the remaining balance into income in accordance with liquidation accounting.

Rental Income. Total rental income and earned rental lease income decreased $15,000 to $19,000 for the three months ended June 30, 2006 from $34,000 for the three months ended June 30, 2005.

Gain on Sale of Buildings and Improvements. Gain on sale of buildings and improvements decreased by $430,000 to $0 for the three months ended June 30, 2006 from $430,000 for the three months ended June 30, 2005. The Company sold its 4,000 square foot office space in Chicago, Illinois in 2005 for net proceeds of $549,000 resulting in a net gain of $430,000 in 2005. The Company had no sales of buildings and improvements in 2006.

Net Income. Net income decreased $2,030,000 to a loss of $(1,417,000) for the three months ended June 30, 2006 from $613,000 for the three months ended June 30, 2005. This was primarily the result of reflecting the DEQ Settlement Agreement, partially offset by increased sales and increased gross profit on the Kinzie Station sale.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Property Sales. Property sales increased $1,327,000 to $5,700,000 for the six months ended June 30, 2006 from $4,373,000 for the six months ended June 30, 2005. This increase was primarily the result of the sales of the last two parcels of Kinzie Station for a total of $5,700,000 in the first half of 2006. The Company recorded the $4,200,000 sale of Kinzie Station Phase II in 2005.

Settlement of Condemnation. Settlement of Condemnation increased $3,250,000 to $3,250,000 in the first half of 2006 from $0 in the first half of 2005. The Company received the RACM Settlement in the first half of 2006.

Cost of Property Sales. Cost of property sales decreased $1,864,000 to $2,094,000 for the six months ended June 30, 2006 from $3,958,000 for the six months ended June 30, 2005. This decrease was primarily the result of the high costs of sale recognized in connection with the sale of Kinzie Station Phase II in 2005. These included incentive payments to certain current and former officers and payments due to METRA Rail. However, the most significant factor was the total cost basis of Kinzie Station II of $3,565,000. These costs did not affect net proceeds received on the sale because they were primarily costs from previous planning, design and marketing of the property.

Gross Profit on Property Sales. Gross profit on property sales increased $6,441,000 to $6,856,000 for the six months ended June 30, 2006 from $415,000 for the six months ended June 30, 2005. This increase was the result of increased sales and the lower cost of sales for properties sold in 2006. The Company received $3,250,000 from the RACM Settlement in 2006. There were no costs of sale in connection with the settlement as all costs of sale had been recognized upon the taking of the property by RACM in 2003.

Selling Expenses. Selling expenses increased $72,000 to $444,000 for the six months ended June 30, 2006 from $372,000 for the six months ended June 30, 2005. This increase was primarily the result of higher consulting costs.

General and Administrative Expenses. General and administrative expenses increased $228,000 to $1,427,000 for the six months ended June 30, 2006 from $1,199,000 for the six months ended June 30, 2005. This was primarily due to accruing for liquidation costs, partially offset by lower insurance costs, lower public relations costs, lower board fee expense, lower banking costs and the elimination of a reserve for contingent executive compensation related to "phantom units".

Bad Debt Expense. Bad debt expense decreased $100,000 to $0 for the six months ended June 30, 2006 from $100,000 for the six months ended June 30, 2005. In 2005 the Company wrote off an additional $100,000 in connection with a receivable due from Heartland Technology, Inc., an affiliate.

Environmental Expenses and Other Charges. Environmental expenses and other charges increased $3,939,000 to $3,540,000 for the six months ended June 30, 2006 from ($399,000) for the six months ended June 30, 2005. In 2005 the Company received reimbursement from Borax for $238,000 the Company had spent at the Lite Yard, settled a disputed bill from Exponent and the reserved amount for Bozeman, Montana was reduced based on additional studies by the City of Bozeman. In the six months ended June 30, 2006, the Company increased its environmental reserve for Lite Yard off site costs and recorded additional expense pursuant to the DEQ Settlement Agreement discussed above in Section 5-Legal Proceedings and Contingencies.

Interest Income. Interest income increased $54,000 to $77,000 for the six months ended June 30, 2006 from $23,000 for the first half of 2005. The increase was due to increased cash in 2006.

Rental Income-accounting basis change adjustment. This increased $793,000 in the second quarter of 2006 compared to $0 in 2005. The Company recognized $793,000 of deferred rental income as rental income in the second quarter of 2006. The Company had received prepaid rent from fiber optics easements and was recognizing the income over the life of the easements. When the Company changed its basis of accounting to liquidation basis it recognized the remaining balance into income in accordance with liquidation accounting.

Rental Income. Total rental income and earned rental lease income decreased $27,000 to $56,000 for the six months ended June 30, 2006 from $83,000 for the six months ended June 30, 2005.

Other Income. Other income decreased $61,000 for the first six months of 2006 from $66,000 for the six months ended June 30, 2005. There was a sale of a fiber optics easement in other income in 2005.

Gain on sale of Buildings and Improvements. Gain on Sale of Buildings and Improvements decreased by $430,000 to $0 for the six months ended June 30, 2006 from $430,000 for the six months ended June 30, 2005. The Company sold its 4,000 square foot office space in Chicago, Illinois in 2005 for net proceeds of $549,000 and a net gain of $430,000 in 2005 and had no sales of Buildings and Improvements in 2006.

Net Income (Loss). Net income increased $2,827,000 to net income of $2,353,000 for the six months ended June 30, 2006 from net loss of $(474,000) for the six months ended June 30, 2005. This was the result of higher revenues and higher gross profit on property sales.

Liquidity and Capital Resources

The primary sources of cash for operating activities have been proceeds of property sales, rental income and interest income. Unrestricted Cash was $6,227,000 at June 30, 2006 and $1,160,000 at December 31, 2005.

Net cash provided by operating activities was $6,474,000 for the six months ended June 30, 2006. Cash provided by operating activities increased by $4,644,000 for the six months ended June 30, 2006. Cash was generated from the sale of land in Kinzie Station and settlement of the RACM litigation. A mortgage on Kinzie Station Parcel B was part of the collateral for a $2,500,000 letter of credit for the Miles City Yard litigation. When Parcel B was sold, the Company increased cash collateral for the letter of credit by $1,407,000.

No distributions were made during the first half of 2006. As of June 30, 2006, the Unitholders' capital account balance was $5,784,000 and the General Partner's capital account balance was $35,000.

Proceeds from property sales were $8,950,000 for the six months ended June 30, 2006. During the remainder of 2006, the Company does not expect proceeds from property sales to be significant. The Company may also receive proceeds from the sale of fiber optics easements across or along 83 miles of rail right of way running from downtown Chicago, Illinois, west to Elgin, Illinois and northwest to Fox Lake, Illinois.

The cost of property sales for the six months ended June 30, 2006 and 2005 was $2,094,000, or 23% of sales proceeds.

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

The Company entered into the DEQ Settlement Agreement discussed above in Section 5-Legal Proceedings and Contingencies. Under the DEQ Settlement Agreement, the Company's environmental liabilities to the State of Montana and Trinity Industries will be resolved for a payment of up to $3,550,000. The DEQ Settlement Agreement is subject to approval by the Bankruptcy Court.

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

Interest Rate Sensitivity

As of June 30, 2006, the Company did not have any financial instruments for which there was significant exposure to interest rate changes.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report and believes that the Company's controls and procedures are adequate to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is, in fact, recorded, processed, summarized and reported. However, the Company did not timely file its Form 10-Q for the first or second quarter of 2006.

Changes in Internal Control over Financial Reporting

Following the April 20, 2006 resignation of the Company's independent directors, the Company does not have any independent directors and has an audit committee comprised of a single, non-independent director.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At June 30, 2006, Heartland's allowance for claims and liabilities was approximately $5,362,000.

There have been no new legal proceedings instituted against the Company during the six months ended June 30, 2006. Material developments in the legal proceedings disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 since the filing thereof on March 31, 2006 include the RACM Settlement in January 2006. These legal proceedings are discussed above in Note 5 to Notes to Consolidated Financial Statements - Legal Proceedings and Contingencies". In April 2006 the Company filed for liquidation under Chapter 11 of the federal bankruptcy laws. The Company entered into the DEQ Settlement Agreement which, if approved by the Bankruptcy Court, will resolve certain litigation with the Montana Department of Environmental Quality and Trinity Industries.

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



                                                 HEARTLAND PARTNERS, L.P.
                                                 ------------------------
                                                      (Registrant)

Date:  November 14, 2006                         By  /s/ Lawrence S. Adelson
                                                    ----------------------------
                                                    Lawrence S. Adelson
                                                    Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit No.       Description

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.